Form 10-Q
period 2015-09-30
Cerecor Inc.
filed 2015-11-13
CIK 1534120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

COMMISSION FILE NUMBER: 001-37590

Cerecor Inc.

(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	45-0705648 (I.R.S. Employer Identification No.)
400 E. Pratt Street, Suite 606 Baltimore, Maryland 21202 (Address of Principal Executive Offices, including Zip Code)	(410) 522‑8707 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒  *

*            The registrant has not been subject to the filing requirements for the past 90 days as it commenced trading following its initial public offering on October 14, 2015, but has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since such time.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of November 13, 2015, the registrant had 8,630,143 shares of common stock outstanding.

CERECOR INC.

FORM 10-Q

For the Quarter Ended September 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CERECOR INC.

Balance Sheets

	December 31,	September 30,
	2014	2015
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,742,349	$3,307,992
Prepaid expenses and other current assets	360,307	105,059
Restricted cash—current portion	58,333	—
Total current assets	12,160,989	3,413,051
Restricted cash, net of current portion	117,165	117,165
Deferred financing costs	—	1,879,791
Property and equipment, net	38,740	41,364
Total assets	$12,316,894	$5,451,371
Liabilities, convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Current portion of long term debt, net of discount	$1,905,879	$3,128,785
Accounts payable	931,139	1,951,556
Accrued expenses and other current liabilities	975,114	1,519,819
Warrant liability	69,684	54,001
Investor rights obligation	1,112,000	—
Total current liabilities	4,993,816	6,654,161
Long term debt, net of current portion and discount	5,308,211	3,195,467
Other long term liability	—	107,193
Total liabilities	10,302,027	9,956,821
Convertible preferred stock:
Series A—$0.001 par value; 31,116,391 shares authorized, issued and outstanding at December 31, 2014 and September 30, 2015 (aggregate liquidation preference of $23,337,293 at September 30, 2015)	10,462,885	10,462,885
Series A-1—$0.001 par value; 9,074,511 shares authorized, issued and outstanding at December 31, 2014 and September 30, 2015 (aggregate liquidation preference of $6,805,883 at September 30, 2015)	3,389,331	3,389,331
Series B—$0.001 par value; 115,000,000 shares authorized at December 31, 2014 and September 30, 2015; 58,948,735 shares issued and outstanding at December 31, 2014 and September 30, 2015 (aggregate liquidation preference of $17,678,726 at September 30, 2015)	14,493,315	14,493,315
Total convertible preferred stock	28,345,531	28,345,531
Stockholders’ (deficit) equity:
Common Stock—$0.001 par value; 230,000,000 shares authorized at December 31, 2014 and 8,214,285 shares authorized at September 30, 2015; 649,721 shares issued and outstanding at December 31, 2014 and September 30, 2015	650	650
Additional paid-in capital	16,742,063	17,063,289
Accumulated deficit	(43,073,377)	(49,914,920)
Total stockholders’ deficit	(26,330,664)	(32,850,981)
Total liabilities, convertible preferred stock and stockholders’ deficit	$12,316,894	$5,451,371

See accompanying notes to unaudited financial statements.

CERECOR INC.

Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Operating expenses:
Research and development	$4,371,010	$1,237,375	$9,981,774	$4,835,981
General and administrative	1,627,499	721,658	3,301,072	2,498,475
Loss from operations	5,998,509	1,959,033	13,282,846	7,334,456
Other income (expense):
Change in fair value of warrant liability and Investor Rights Obligation	348,289	1,465,422	734,279	1,127,683
Interest expense, net	(189,679)	(197,470)	(983,717)	(634,772)
Total other income (expense)	158,610	1,267,952	(249,438)	492,911
Net loss	$5,839,899	$691,081	$13,532,284	$6,841,545
Net loss per share of common stock, basic and diluted	$(9.03)	$(1.06)	$(21.09)	$(10.53)
Weighted-average shares of Common Stock outstanding, basic and diluted	646,863	649,721	641,737	649,721
Pro forma net loss per share of Common Stock—basic and diluted		$(0.15)		$(1.48)
Pro forma weighted-average shares of Common Stock outstanding, basic and diluted		4,630,143		4,630,143

See accompanying notes to unaudited financial statements.

CERECOR INC.

Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2015
Operating activities
Net loss	$(13,532,284)	$(6,841,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,062	17,360
Stock-based compensation expense	917,996	321,228
Non-cash interest expense	944,966	204,759
Change in fair value of warrant liability and Investor Rights Obligation	(734,279)	(1,127,683)
Changes in assets and liabilities:
Prepaid expenses and other assets	62,193	255,248
Restricted cash	(350)	58,333
Accounts payable	(321,501)	318,218
Accrued expenses and other liabilities	1,091,447	178,982
Net cash used in operating activities	(11,550,750)	(6,615,100)
Investing activities
Purchase of property and equipment	(19,502)	(19,984)
Net cash used in investing activities	(19,502)	(19,984)
Financing activities
Proceeds from issuance of convertible promissory notes and demand notes	2,249,666	—
Proceeds from issuance of term loan, net of costs	7,390,000	—
Proceeds from issuance of Series B Convertible Preferred Stock and Common Stock warrants, net of offering costs	14,584,307	—
Principal payments on term debt	—	(1,023,798)
Deferred financing costs	(343,816)	(775,475)
Net cash provided by (used in) financing activities	23,880,157	(1,799,273)
Increase (decrease) in cash and cash equivalents	12,309,905	(8,434,357)
Cash and cash equivalents at beginning of period	3,421,480	11,742,349
Cash and cash equivalents at end of period	$15,731,385	$3,307,992
Supplemental disclosures of cash flow information
Cash paid for interest	$72,413	$434,971
Supplemental disclosures of noncash financing activities
Accrued deferred financing costs	$—	$1,104,316

See accompanying notes to unaudited financial statements.

CERECOR INC.

Notes to Unaudited Financial Statements

1. BUSINESS

Description of Business and Organization

Cerecor Inc. (the “Company” or “Cerecor”) was incorporated on January 31, 2011 in Delaware as Ceregen Corporation and subsequently changed the name to Cerecor Inc. in March 2011. The Company is a clinical‑stage biopharmaceutical company with the goal of becoming a leader in the development of innovative drugs that make a difference in the lives of patients with neurological and psychiatric disorders. The Company’s operations since inception have been limited to organizing and staffing the Company, acquiring rights to and developing certain product candidates and its product platform, business planning and raising capital.

Liquidity

The Company has incurred recurring operating losses since inception. For the nine months ended September 30, 2015, the Company incurred a net loss of $6,841,545 and generated negative cash flows from operations of $6,615,100. As of September 30, 2015, the Company had an accumulated deficit of $49,914,920. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the clinical development of its product candidates, its product platform, its preclinical programs, business development and the development of its administrative organization.  In October 2015 the Company completed its initial public offering of units (“IPO”), selling 4,000,000 units at an offering price of $6.50 per share, resulting in gross proceeds of $26,000,000 and net proceeds from the offering of approximately $23.6 million, after deducting underwriting discounts and commissions (See note 10). The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. To fully execute its business plan, the Company will need to complete certain research and development activities, have positive clinical trial results and obtain marketing approval for its product candidates, which may span many years, and may ultimately be unsuccessful. Any delays in completing these activities or negative clinical trial results could adversely impact the Company. The Company plans to meet its capital requirements primarily through a combination of equity and debt financings, collaborations, strategic alliances and marketing distribution or licensing arrangements and in the longer term, revenue from product sales to the extent its product candidates receive marketing approval and are commercialized. There can be no assurance, however, that the Company will be successful in obtaining financing at the level needed to sustain operations and develop its product candidates or on terms acceptable to the Company, or that the Company will obtain approvals necessary to market its products or achieve profitability or sustainable, positive cash flow. The Company currently anticipates that current cash and cash equivalents and the net proceeds from its IPO (see Note 10) will be sufficient to meet its anticipated cash requirements for at least the next 12 months.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”). In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations and cash flows. The balance sheet at December 31, 2014 has been derived from audited financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited financial statements are read in conjunction with the December 31, 2014 audited financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, other comprehensive income and related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to clinical trial accruals, Investor Rights Obligation (see Note 8), and warrant liability. The Company bases its estimates on historical experience and other market‑specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

In addition, the Company utilized estimates and assumptions in determining the fair value of its Common Stock prior to its IPO (see Note 10). The Company granted stock options at exercise prices not less than the fair value of its Common Stock as determined by the board of directors, with input from management. Management has used the assistance of a third‑party valuation firm in estimating the fair value of the Common Stock. The board of directors has historically determined the estimated fair value of the Common Stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the historic prices at which the Company sold shares of its Preferred Stock.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third‑party fees that are directly associated with in‑process equity financings as deferred offering costs (non‑current) until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid‑in capital generated as a result of the offering. Should the equity financing for which those costs relate no longer be considered probable of being consummated, all deferred offering costs will be charged to operating expenses in the statement of operations at such time. The Company has incurred and deferred offering costs of $1,879,791 during the nine months ended September 30, 2015. We will incur additional offering costs during the fourth quarter as part of our initial public offering. The deferred offering costs were offset against the IPO proceeds upon completion of the offering in October 2015.

Net Loss Per Share of Common Stock, Basic and Diluted

Basic net loss per share of Common Stock is computed by dividing net loss by the weighted‑average number of shares of Common Stock outstanding during the period, excluding the dilutive effects of Preferred Stock, Investor Rights Obligation, warrants on Preferred Stock and Common Stock, stock options and unvested restricted stock. Diluted net loss per share of Common Stock is computed by dividing the net loss by the sum of the weighted‑average number of shares of Common Stock outstanding during the period plus the potential dilutive effects of warrants on Common Stock, stock options and unvested restricted stock outstanding during the period calculated in accordance with the treasury stock method, although these shares and options are excluded if their effect is anti‑dilutive. In addition, the Company analyzes the potential dilutive effect of the outstanding Preferred Stock, Investor Rights Obligation, and warrants on Preferred Stock under the “if‑converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding security converts into Common Stock at the beginning of the period. Because the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of Common Stock for the nine months ended September 30, 2014 and 2015.

The following outstanding securities at September 30, 2014 and 2015 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti‑dilutive:

	September 30,	September 30,
	2014	2015
Series A Convertible Preferred Stock	31,116,391	31,116,391
Series A-1 Convertible Preferred Stock	9,074,511	9,074,511
Series B Convertible Preferred Stock	—	58,948,735
Stock options	552,726	510,884
Warrants on Common Stock	657,474	657,474
Warrants on Preferred Stock	625,208	625,208
Investor Rights Obligation	—	53,351,117

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A full valuation allowance has been established against all of the deferred tax assets as it is more likely than not that these assets will not be realized given the Company’s history of operating losses. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2015, the Company does not believe any material uncertain tax positions are present.

Pro Forma Net Loss Per Share of Common Stock, Basic and Diluted

On October 20, 2015, the Company consummated its IPO (see Note 10).  The pro forma net loss per share is computed using the pro forma weighted-average shares of Common Stock outstanding, basic and diluted, and gives effect to the automatic conversion of all outstanding shares of  the Company’s Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock and Series B Convertible Preferred Stock into an aggregate of 3,980,422 shares of the Company’s Common Stock as of January  1, 2015 or the date of original issuance, if later.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue From Contracts With Customers (“ASU 2014‑09”). Pursuant to this update an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606), which delays the effective date of ASU 2014-09 by one year.  As a result, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted for annual reporting periods beginning after December 15, 2016.  The Company does not believe ASU 2014-09 will have an effect on its current financial statements.

In August 2014, the FASB issued ASU No. 2014‑15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016. Early application is permitted. The Company is currently evaluating the potential impact of the adoption of this standard, but believes its adoption will have no impact on its financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015‑03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard also aligns the GAAP presentation with International Financial Reporting Standards and will remedy the long‑standing conflict with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which indicates that debt issuance costs do not meet the definition of an asset, because they provide no future economic benefit. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance was adopted on a retrospective basis for the nine months ended September 30, 2015. The adoption of this guidance did not have a material impact on the Company’s balance sheets.

3. FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value standard also establishes a three‑level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•	Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.
•

Level 2—inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model‑derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

At December 31, 2014 and September 30, 2015, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other current liabilities, long term debt, warrant liability and the Investor Rights Obligation. The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short‑term nature of these accounts. The estimated fair value of the Company’s debt of $6.5 million as of September 30, 2015 was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2014
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$11,251,724	$—	$—
Liabilities
Investor Rights Obligation	$—	$—	$1,112,000
Warrant Liability	$—	$—	$69,684

September 30, 2015
Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$3,307,992	$—	$—
Liabilities
Investor Rights Obligation	$—	$—	$—
Warrant Liability	$—	$—	$54,001

*Investments in money market funds are reflected in cash and cash equivalents on the accompanying Balance Sheets.

Level 3 Valuation

The Warrant Liability (which relates to warrants to purchase shares of Series B Convertible Preferred Stock) is marked‑to‑market each reporting period with the change in fair value recorded to other income (expense) in the Statements of Operations until the warrants are exercised, expire or other facts and circumstances lead the Warrant Liability to be reclassified to stockholders’ equity. The fair value of the Warrant Liability is estimated using a Black‑Scholes Option Pricing Model. The significant assumptions used in preparing the option pricing model for valuing the Warrant Liability as of December 31, 2014 include (i) volatility of 60.0%, (ii) risk free interest rate of 2.1%, (iii) strike price ($0.2999), (iv) fair value of Series B Convertible Preferred Stock ($0.18), and (v) expected life of 8.23 years. The significant assumptions used in preparing the option pricing model for valuing the Warrant Liability as of September 30, 2015 include (i) volatility of 70.0%, (ii) risk free interest rate of 1.56%, (iii) strike price ($8.40), (iv) fair value of Series B Convertible Preferred Stock ($4.95), and (v) expected life of 5.4 years. Significant decreases in the Company’s stock price volatility will significantly decrease the overall valuation of the Company’s warrant liability, while significant increases in the Company’s stock price volatility will significantly increase the overall valuation.

The Investor Rights Obligation expired in October of 2015 upon the closing of our IPO. While outstanding, the Investor Rights Obligation was remeasured at each reporting period and changes in fair value were recorded as a component of other income (expense) in the Company’s Statement of Operations. The fair value of the Investor Rights Obligation was determined using a valuation model, which considers the probability of achieving certain milestones, the entity’s cost of capital, the estimated period the rights will be outstanding, consideration received for the instrument with the rights, the number of shares to be issued to satisfy the rights, the price of such shares and any changes in the fair value of the underlying instrument. The significant assumptions used in preparing the option pricing model for valuing the Company’s Investor Rights Obligation as of December 31, 2014 include (i) volatility of 60%, (ii) risk free interest rate ranging from 0.05% to 0.63%, (iii) strike price ($8.40), (iv) fair value of Preferred Stock ranging from $0.00 to $5.04, and (v) expected life ranging from 0.5 to 1.75 years. The significant assumptions used in preparing the option pricing model for valuing the Company’s Investor Rights Obligation as of September 30, 2015 include (i) volatility of 90%, (ii) risk free interest rate of 0.00%, (iii) strike price ($8.40), (iv) fair value of Preferred Stock ranging from $4.57 to $5.32, and (v) expected life of 0.04 years.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the Warrant Liability and the Investor Rights Obligation for the nine months ended September 30, 2015:

	Warrant	Investor Rights
	Liability	Obligation	Total
Balance at December 31, 2014	$69,684	$1,112,000	$1,181,684
Change in fair value	(15,683)	(1,112,000)	(1,127,683)
Balance at September 30, 2015	$54,001	$—	$54,001

No other changes in valuation techniques or inputs occurred during the nine months ended September 30, 2014 and 2015.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2014 and 2015.

4. DEFERRED FINANCING COSTS

Deferred financing costs incurred in preparation for our IPO consisted of the following:

September 30,
2015
Legal fees	$842,357
Accounting fees	669,142
Printing costs	256,478
Other costs	111,814
Total deferred financing costs	$1,879,791

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,	September 30,
	2014	2015
Compensation and benefits	$129,450	$407,047
Research and development expenses	598,883	453,156
General and administrative	159,045	616,712
Accrued interest	87,736	42,905
Total accrued expenses and other current liabilities	$975,114	$1,519,820

6. ASSET ACQUISITION AND LICENSE AGREEMENTS

In February 2015, the Company acquired rights to CERC‑501, which was previously referred to as OpRA Kappa, through an exclusive, worldwide license from Eli Lilly and Company. CERC‑501 is a high‑binding, selective Kappa opioid receptor (“KOR”) antagonist. Pursuant to the license agreement, the Company paid $750,000 to Lilly within 30 days of the execution of the license agreement, which was recorded as research and development expense in the accompanying unaudited Statement of Operations for the nine months ended September 30, 2015. Upon the Company undertaking a 9‑month toxicology study in non‑human primates and delivering a final study report, the Company will be required to pay Lilly an additional $250,000. The Company anticipates undertaking this study and, as a result, accrued the remaining $250,000 as an accrued liability. Additional payments may be due upon achievement of development and regulatory milestones, including the first commercial sale. Upon commercialization, the Company is obligated to pay Lilly milestones and royalties on net sales.

For the first KOR product the Company develops, the Company is required to make milestone payments in an amount not to exceed, in the aggregate, $19,000,000 upon the achievement of various development and regulatory milestones, including first commercial sale. Additionally, the Company will be required to make sales milestone payments in an amount not to exceed $30,000,000. Upon commercialization of a KOR product, we will pay Eli Lilly a tiered royalty percentage on net sales of a KOR product from mid‑single digits to low‑double digits. The royalty obligation will be on a product by product and country by country basis until the later of (i) the expiration of the last to expire valid patent claim of a patent licensed to us under the license agreement covering the KOR product in such country, or (ii) eleven years from the first commercial sale of the KOR product in such country.

The Company accounted for this transaction as an asset acquisition because it only acquired the assigned rights and technology and did not acquire any processes or activities.

7. DEBT

Debt consisted of the following:

	December 31,	September 30,
	2014	2015
Term loan	$7,500,000	$6,476,202
Less: debt discount	(285,910)	(151,950)
Term Loan, net of debt discount	7,214,090	6,324,252
Less: current portion, net of debt discount	(1,905,879)	(3,128,785)
Long term debt, net of current portion and debt discount	$5,308,211	$3,195,467

Term Loan

In August 2014, the Company received a $7,500,000 secured term loan from a finance company. The loan is secured by a lien on all of the Company’s assets, excluding intellectual property, which was subject to a negative pledge. The loan contains certain additional nonfinancial covenants. In connection with the loan agreement, the Company’s cash and investment accounts are subject to account control agreements with the finance company that give the finance company the right to assume control of the accounts in the event of a loan default. Loan defaults are defined in the loan agreement and include, among others, the finance company’s determination that there is a material adverse change in the Company’s operations. Interest on the loan is at a rate of the greater of 7.95%, or 7.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%. The current interest rate is 7.95%. The loan was interest‑only for nine months, and is repayable in equal monthly payments of principal and interest of $304,278 over 27 months which began in June 2015. Interest expense, which includes amortization of discount and the accrual of a termination fee, was approximately $640,000 for the nine months ended September 30, 2015 in the accompanying unaudited Statement of Operations.

In connection with the term loan, the Company issued a warrant to purchase 625,208 shares of Series B Convertible Preferred Stock at an exercise price of $0.2999 per share that is exercisable for a period ending five years following the Company’s IPO which is October 2020.  Upon the closing of the Company’s IPO, this warrant became a warrant to purchase 22,328 shares of Common Stock at an exercise price of $8.40, in accordance with its terms.  The Company’s warrant to purchase shares of Series B Convertible Preferred Stock represented a freestanding financial instrument that was indexed to an obligation of the Company to repurchase its Series B Convertible Preferred Stock by transferring assets and, therefore, met the criteria to be classified as a liability under FASB ASC 480, Distinguishing Liabilities from Equity. The Company records the warrant liability at its fair value using the Black‑Scholes option pricing model and revalues the warrant at each reporting date (see Note 3).

8. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

At September 30, 2015, the Company was authorized to issue two classes of stock, Common Stock and Preferred Stock. The total number of shares of capital stock the Company was authorized to issue was 163,405,187 of which 8,214,285 was Common Stock and 155,190,902 was Preferred Stock. All shares of Common and Preferred Stock have a par value of $0.001 per share, 31,116,391 of the authorized shares of Preferred Stock are designated as Series A Convertible Preferred Stock, 9,074,511 of the authorized shares of Preferred Stock are designated as Series A‑1 Convertible Preferred Stock and the remaining 115,000,000 shares have been designated as Series B Convertible Preferred Stock.

In October 2015, each share of Series A Convertible Preferred Stock was converted into 0.04464 shares of Common Stock, each share of Series A‑1 Convertible Preferred Stock was converted into 0.05357 shares of Common Stock and each share of Series B Convertible Preferred Stock was converted into 0.03571 shares of Common Stock.

The Preferred Stock was subject to redemption under certain “deemed liquidation” events, as defined, and as such, the Preferred Stock was considered contingently redeemable for accounting purposes. Accordingly, the Preferred Stock has been recorded within temporary equity in the financial statements. The Company has not adjusted the Preferred Stock to its redemption amount at each reporting period, as the redemption of such Preferred Stock is not deemed probable of occurrence during the periods presented. The redemption of the Preferred Stock is not considered probable as the redemption is contingent on the occurrence of such “deemed liquidation” events, which include (i) the acquisition of the Company by another entity by means of any transaction or a series of related transactions, unless the existing stockholders of the Company continue to hold at least 50% of the voting power of the surviving or acquiring entity after such transaction; and (ii) a sale of all or substantially all of the assets of the Company. The Company has concluded that none of these events were probable during the periods presented.

Since the issuance of Series B Convertible Preferred Stock, all series of Preferred Stock were entitled to a non‑cumulative annual dividend of 8.0%. Dividends are paid when, as, and if declared by the board of directors. In the event of any liquidation, dissolution or winding up of the Company prior to the conversion, the holders of the Preferred Stock will be entitled to a liquidation preference in pari passu before any liquidation preference payments are made to the Common shareholders. The liquidation preference payment is equal to the greater of (i) original issuance plus any declared but unpaid dividends, or (ii) the amount that a Preferred holder would have been entitled to receive if they had converted to common immediately prior to liquidation.

In October 2015 the Company completed its IPO.  In connection with the closing of the IPO, all outstanding shares of the Company’s Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock and Series B Convertible Preferred Stock were converted into 3,980,422 shares of Common Stock.

Series B Convertible Preferred Stock Transaction

On July 11, 2014, the Company completed an initial closing of an equity offering for shares of its Series B Convertible Preferred Stock and on August 19, 2014 completed a second closing. Pursuant to the terms of the agreement, the Company issued an aggregate of 50,017,786 shares of Series B Convertible Preferred Stock at an original issuance price of $0.2999 per share for gross proceeds of $15,000,000.

In addition, and pursuant to the terms of, several convertible promissory notes issued from April through September 2014, the Company issued 5,597,618 shares of Series B Convertible Preferred Stock upon the conversion of the outstanding principal and interest due under the convertible promissory notes in the aggregate amount of $1,259,016. The conversion price for the convertible promissory notes was equal to $0.22492, or 75% of the original issuance price of the Series B Convertible Preferred Stock. The demand notes issued in July 2014, with an aggregate principal balance of $996,666,  were converted into 3,333,331 shares of Series B Convertible Preferred Stock at a conversion price of $0.2999 per share. See Note 7 for additional information regarding the terms and provisions of the convertible promissory notes and demand notes.

The second closing of the Series B Convertible Preferred Stock equity offering was with the term loan lender. Pursuant to the same terms and conditions of the initial offering, the Company issued 3,334,445 shares of Series B Convertible Preferred Stock to the term loan lender at an original issuance price of $0.2999 per share, for gross proceeds of $1,000,000, which is included in the $15,000,000 described above.

The right of the investors (the “Investor Rights Obligation”) to purchase Series B Convertible Preferred Stock represented a freestanding financial instrument and was indexed to an obligation of the Company to repurchase its Series B Convertible Preferred Stock by transferring assets. As such, the Company accounted for the Investor Rights Obligation as a liability in accordance with FASB ASC 480. The Company adjusted the carrying value of the liability to its estimated fair value at each reporting date (see Note 3).

Common Stock Warrants

At September 30, 2015, the following Common Stock warrants were outstanding (all of which are accounted for as equity instruments):

Number of shares	Exercise price	Expiration
underlying warrants	per share	Date
109,976	$28.00	February 2017
29,260	14.00	February 2017
90,529	28.00	March 2017
29,557	14.00	March 2017
130,233	28.00	April 2017
14,284	28.00	July 2017
80,966	28.00	August 2018
3,571	28.00	December 2018
59,542	8.40	April 2019 *
23,816	8.40	May 2019 *
65,497	8.40	June 2019 *
17,863	8.40	July 2019 *
2,380	8.68	May 2022
657,474

*each of these warrants expired upon the closing of our IPO (Note 10), in accordance with their terms.

On June 12, 2015, the Company and Maxim Partners LLC (“Maxim”), an underwriter of the Company’s IPO, entered into an agreement to terminate a warrant to purchase 24,306 shares of Common Stock at an exercise price of $21.00 per share. The cancellation of the warrant was effective immediately without any consideration due to Maxim.

Series B Convertible Preferred Stock Warrants

In August 2014, a warrant to purchase 625,208 shares of Series B Convertible Preferred Stock, at an exercise price equal to $0.2999 per share, was issued to the term loan lender in conjunction with the loan of $7.5 million (see Note 7). The fair value was calculated at $115,056 using a Black‑Scholes pricing model using a fair market value of $0.25 per share for its Series B Convertible Preferred Stock.

9.  COMMON STOCK AND STOCK‑BASED COMPENSATION

Common Stock

On September 1, 2015, the Company filed an amendment to its amended and restated certificate of incorporation effecting a 1 for 28 reverse stock split of the Company's Common Stock. All share and per share amounts of common stock in the accompanying financial statements have been restated for all periods to give retroactive effect to the reverse stock split. The shares of common stock retained a par value of $0.001 per share. Accordingly, the stockholders’ deficit reflects the reverse stock split by reclassifying from Common Stock to Additional Paid-In Capital in an amount equal to the par value of the decreased shares resulting from the reverse stock split.  A description of the Company’s Common Stock as set forth in the Company’s certificate of incorporation in effect following the IPO follows.

Voting

Our Common Stock is entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders, including the election of directors, and does not have cumulative voting rights. Accordingly, the holders of a majority of the shares of our Common Stock entitled to vote in any election of directors can elect all of the directors standing for election.

Dividends

Subject to preferences that may be applicable to any then outstanding convertible preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared from time to time by our board of directors out of legally available funds.

Liquidation

In the event of our liquidation, dissolution or winding up, holders of our Common Stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all of our debts and other liabilities, subject to the satisfaction of any liquidation preference granted to the holders of any outstanding shares of Convertible Preferred Stock.

Rights and Preferences

Holders of our Common Stock have no preemptive, conversion or subscription rights, and there are no redemption or sinking fund provisions applicable to our common stock. The rights, preferences and privileges of the holders of our Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our Preferred Stock that we may designate and issue in the future.

2011 Stock Incentive Plan

On April 28, 2011, the board of directors adopted the 2011 Stock Incentive Plan (the “Plan”) reserving and authorizing up to 178,571 shares of Common Stock for stock‑based compensation awards to attract, retain and reward eligible employees, consultants, and non‑employee directors. The options have a contractual term of ten years. Generally, the options vest annually over three or four years, as determined by the board of directors, upon each option grant, although certain option grants in 2014 were fully vested on the grant date. On January 10, 2012, the board of directors and stockholders of the Company approved an amendment to the Plan authorizing an increase in the aggregate number of shares reserved for issuance under the Plan from 178,571 to 285,714 shares of Common Stock. On May 6, 2013, the board of directors approved an amendment to the Plan authorizing an increase in the aggregate number of shares reserved for issuance under the Plan from 285,714 to 704,428 shares of Common Stock. As of September 30, 2015, there were 254,236 shares remaining under the Plan available for future issuance.

On May 8, 2012, the board of directors approved three grants of non‑qualified stock options outside of the Plan aggregating 167,857 to the President and Chief Executive Officer and two non‑employee directors of the Company at $8.68 per share, one‑third vesting on three consecutive annual anniversaries.

The estimated grant date fair market value of the Company’s stock‑based awards is amortized ratably over the employees’ service periods, which is the period in which the awards vest. Stock‑ based compensation expense recognized was as follows:

	Nine Months Ended
	September 30, 2014	September 30, 2015
Research and development	$181,256	$57,353
General and administrative	736,740	263,875
Total stock-based compensation	$917,996	$321,228

A summary of option activity is as follows:

	Options Outstanding
				Weighted Average
			Fair Value Of	Remaining
	Number of	Weighted-Average	Options	Contractual Term
	Shares	Exercise Price	Granted	(in years)
Balance, December 31, 2014	552,726	$9.17		8.17
Granted	72,856	$6.22	$211,262
Forfeitures	(114,698)	$8.59
Balance, September 30, 2015	510,884	$8.88		7.39
Vested or expected to vest at September 30, 2015	510,884	$8.88		7.39
Exercisable at September 30, 2015	439,607	$9.26		7.54

As of September 30, 2015, there was $0.2 million of total unrecognized compensation expense, related to unvested options granted under the Plan, unvested options granted outside of the Plan, and restricted stock to be recognized as follows:

Year ending December 31,
2015	$19,095
2016	57,419
2017	45,932
2018	42,495
2019	14,113
Total	$179,054

*Three months remaining in 2015

2015 Omnibus Plan

On June 26, 2015, our board of directors adopted the 2015 Omnibus Plan, which was approved by our stockholders on August 31, 2015.  Our 2015 Omnibus Plan became effective upon the business day immediately preceding the date of our final prospectus, which was dated October 14, 2015.

As of the date of our 2015 Omnibus Plan, our 2011 Stock Incentive Plan merged with and into our 2015 Omnibus Plan and no additional grants will be made under our 2011 Stock Incentive Plan.  Outstanding grants under our 2011 Stock Incentive Plan will continue in effect according to their terms  as in effect before our 2015 Omnibus Plan merger, and the shares with respect to outstanding grants under our 2011 Stock Incentive Plan will be issued or transferred under our 2015 Omnibus Plan.

10. SUBSEQUENT EVENTS

Initial Public Offering

On October 20, 2015, the Company consummated the IPO of its units. Each unit consists of one share of Common Stock, one Class A warrant to purchase one share of Common Stock and one Class B warrant to purchase one-half share of Common Stock (the “Units”), pursuant to an underwriting agreement with Maxim (the “Underwriting Agreement”). Pursuant to the terms and conditions of the Underwriting Agreement, the Company agreed to sell to the Representative an aggregate of 4,000,000 Units at a price of $6.50 per Unit, less underwriting discounts and commissions and the underwriter’s expenses. In addition, the Representative was granted an option to purchase up to an additional 600,000 Units on the same terms and conditions in the Underwriting Agreement to cover over-allotments, if any, and a unit purchase option to purchase up to a total of 40,000 units (or 1% of the Company’s Units sold in the offering). Upon the closing of, and based on the final terms thereof, the Company’s IPO, all outstanding shares of the Company’s preferred stock, were automatically converted into 3,980,422 shares of its Common Stock.

The Company received approximately $23.6 million in proceeds (net of the underwriters discount) from the IPO.

On November 10, 2015 Maxim determined that the Units should detach and the shares of Common Stock and the warrants underlying the Units would begin to trade separately on November 13, 2015.

 Amended Certificate of Incorporation

Upon the closing of our IPO and the filing of our amended and restated certificate of incorporation, our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form10-Q contains forward-looking statements regarding Cerecor, Inc., or the Company, with respect to our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our other filings with the Securities and Exchange Commission, or the SEC, including our S-1 Registration Statement, which we originally filed with the SEC on June  12, 2015 and subsequently amended and our prospectus, dated October 14, 2015, filed with the SEC on October 15, 2015 pursuant  to Rule 424(b)(4) under the Securities Act, or the Prospectus.

You should also read the following discussion and analysis of our financial condition and results of operation in conjunction with our Financial Statements as of and for the year ended December 31, 2014 included in our registration statement.

Overview

We are a clinical stage biopharmaceutical company focused on the development of innovative drugs in patients with neurological and psychiatric disorders. We have a portfolio of clinical and preclinical compounds and are currently pursuing regulatory approval of three product candidates: CERC‑301, CERC‑501 and CERC‑406. We currently hold all commercialization rights to the compounds in our product pipeline.

Product Pipeline

The table below summarizes certain information regarding our three product candidates:

Product Candidate / Platform	Potential Indication(s)	Stage of Development	Anticipated Milestones
CERC‑301...............................................	Adjunctive treatment of MDD with rapid onset	Phase 2	Data in the second half of 2016

CERC‑501...............................................	Substance use disorders Adjunctive treatment of MDD Co‑occurring disorders	Phase 2	Data in the second half of 2016

CERC‑406...............................................	Residual cognitive impairment symptoms in MDD	Preclinical	IND submission anticipated in the first half of 2017

CERC-301 is currently in Phase 2 development as an oral, adjunctive treatment of patients with major depressive disorder, or MDD, who are failing to achieve an adequate response to their current antidepressant treatment and are severely depressed. We received fast track designation by the United States Food and Drug Administration, or FDA, in November 2013 for CERC-301 for the treatment of MDD. CERC-301 belongs to a class of compounds known as antagonists, or inhibitors, of the N-methyl-D-aspartate, or NMDA, receptor, a receptor subtype of the glutamate neurotransmitter system that is responsible for controlling neurological adaptation. We believe CERC-301 will be a first-in-class medication that will cause a significant reduction in depression symptoms in a matter of days, as compared to weeks or months with conventional therapies, because it selectively blocks the NMDA receptor subunit 2B, or NR2B, which we believe provides rapid and significant antidepressant activity without the adverse side effect profile of non selective NMDA receptor antagonists. We are also currently developing CERC-501, which is in Phase 2 development. We intend to first develop CERC-501 for treatment of substance use disorders (e.g. nicotine, alcohol, and/or cocaine) and adjunctive treatment of MDD. If we receive approval for CERC-501 for treatment of substance use disorders and for adjunctive treatment of MDD, we plan to further develop CERC-501 for the concurrent treatment of MDD and substance use disorders, or co-occurring disorders. CERC-501 was acquired in February 2015, and is a potent and selective kappa opioid receptor, or KOR, antagonist. KORs are believed to play key roles in modulating stress, mood and addictive behaviors, which form the basis of co-occurring disorders. We are preparing to initiate a clinical study to evaluate the effect of CERC-501 on aspects of tobacco withdrawal and reinstatement in the first half of 2016. In addition we are considering conducting a Phase 2 clinical study in inadequately treated subjects with major depressive disorder currently on antidepressants, with an initiation date in the second half of 2016, with the intent of thereafter pursuing additional studies focused on the treatment of major depressive disorder, substance use disorders, and, depending on market approval, the treatment of co-occurring disorders. CERC-406 is our preclinical lead candidate from our proprietary platform of compounds that inhibit catechol-O-methyltransferase, or COMT, within the brain, which we refer to as our COMTi platform. We anticipate developing CERC-406 for the treatment of residual cognitive impairment symptoms in patients with MDD.

We have no current source of revenues to sustain our present activities, and we do not expect to generate revenues until, and unless, the FDA or other regulatory agencies approve our product candidates and we successfully commercialize any such product candidates. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will seek to continue funding our operations through the sale of equity, debt financings or other sources, including potential collaborations.

We have historically funded our operations through a research grant and the sale of our common and convertible preferred stock and convertible debt.

Financial Operations Overview

Revenue

We have not generated any revenue from commercial product sales. In the future, if any of our product candidates currently under development are approved for commercial sale, we may generate revenue from product sales, or alternatively, we may choose to select a collaborator to commercialize our product candidates in all or selected markets, thereby reducing revenue from product sales and increasing royalties paid from collaborators. We will not generate any commercial revenue, if ever, until one of our product candidates receives marketing approval and we successfully commercialize such product candidates.

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred developing, testing and seeking marketing approval for our product candidates.  Our development expenses consist of the following:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;

•

external research and development expenses incurred under arrangements with third parties such as contract research organizations, or CROs, contract manufacturers, consultants and academic institutions, payments related to acquisition of our product candidates and preclinical platform and milestone payments; and

•	Facilities, depreciation and other expenses as well as other supplies.

Research and development costs are expensed as incurred. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information provided to us by our vendors.

As we advance our product candidates through clinical development, we expect that the amount of our research and development spending allocated to external spending relative to internal spending will continue to grow for the foreseeable future, while our internal research and development spending should grow at a slower and more controlled pace.

General and Administrative Expenses

General and administrative expenses consist principally of professional fees, patent costs and salaries, benefits and related costs for executive and other personnel, including stock-based compensation and travel expenses. Other general and administrative expenses include facility-related costs, communication expenses and professional fees for legal, including patent-related expenses, consulting, tax and accounting services, insurance, depreciation and general corporate expenses. We anticipate that our general and administrative expenses will increase in the future with continued research, development and potential commercialization of our existing and future product candidates and expanded compliance obligations of operating as a public company.

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

Research and development

The following table summarizes our research and development expenses for the three months ended September 30, 2014 and 2015:

	Three Months Ended
	September 30,
	2014	2015
	(in thousands)
CERC-301	$3,096	$650
COMTi	137	42
CERC-501	—	94
Salaries, benefits and related costs	963	350
Stock compensation expense	103	14
Other research and development	72	87
	$4,371	$1,237

Research and development expenses decreased by $3.2 million, from $4.4 million for the three months ended September 30, 2014 to $1.2 million for the three months ended September 30, 2015. This decrease resulted from a $2.4 million decrease in external research and development costs due to two ongoing Phase 2 clinical trials in 2014. These studies were completed in 2014 and due to the failed results in one study, the Company initiated a second Phase 2 study for CERC-301 in 2015.  There was also a decrease of $613,000 in the three months ended September 30, 2015 as compared to the same period in 2014 related to salaries, benefits and related costs due to a reduction in headcount. We expect future research and development expenses to increase due to the continued development of CERC‑301 and our COMTi platform, including CERC‑406, as well as the commencement of the development of CERC‑501.

General and Administrative

The following table summarizes our general and administrative expenses for the three months ended September 30, 2014 and 2015:

	Three Months Ended
	September 30,
	2014	2015
	(in thousands)
Salaries, benefits and related costs	$848	$403
Legal, consulting and other professional expenses	261	194
Stock compensation expense	334	15
Other general and administrative expenses	184	110
	$1,627	$722

General and administrative expenses decreased by $0.9 million for the three months ended September 30, 2015 compared to the same period in 2014. During the three months ended September 30, 2014, our salaries, benefits and related costs were $445,000 higher than the three months ended September 30, 2015, due to lower headcount in 2015. Stock compensation expense was $319,000 higher in 2014 due to certain awards to board members that were fully vested at the award date.

Change in Fair Value of Warrants and Investor Rights Obligation

We recognized a gain on the change in fair value of our warrants and Investor Rights Obligation of $1.5 million during the three months ended September 30, 2015, as compared to a gain of $348,000 during the same period in 2014. The Investor Rights Obligation expired upon the closing of the initial public offering of our Units in October 2015 (“IPO”).

The change in fair value during the three months ended September 30, 2014 and 2015 was due to the gain recognized from marking the warrants for shares of Series A‑1 convertible preferred stock to market.

Interest Expense, Net

Interest expense was $201,000 for the three months ended September 30, 2015 compared to $194,000 for the same period in 2014. The expense in the three months ended September 30, 2014 consisted primarily of amortization of debt discounts in connection with our financing activities in the three months ended September 30, 2014 and for interest paid under our secured term loan facility that we entered into in August 2014 compared to three months of interest on our secured term loan during the three months ended September 30, 2015.

Comparison of Nine Months Ended September 30, 2014 and 2015

Research and development

The following table summarizes our research and development expenses for the nine months ended September 30, 2014 and 2015:

	Nine Months Ended
	September 30,
	2014	2015
	(in thousands)
CERC-301	$7,189	$2,202
COMTi	452	200
CERC-501	—	1197
Salaries, benefits and related costs	1976	978
Stock compensation expense	181	57
Other research and development	184	202
	$9,982	$4,836

Research and development expenses decreased by $5.1 million, from approximately $10.0 million for the nine months ended September 30, 2014 to $4.8 million for the nine months ended September 30, 2015.  This decrease resulted from a $5.2 million decrease in external research and development costs due to two ongoing Phase 2 clinical trials in 2014. These studies were completed in 2014 and, due to the failed results in an 8 mg study, the Company initiated a second Phase 2 study for CERC-301 increasing the dosage in 2015. These decreases were offset by the in-licensing of CERC-501 in February 2015 for $1.1 million. There was a decrease of $998,000 related to compensation and benefits related to salaries, benefits and related costs in 2014 as compared to 2015 due to a reduction in headcount. We expect future research and development expenses to increase due to the continued development of CERC‑301 and our COMTi platform, including CERC‑406, as well as the commencement of the development of CERC‑501.

General and Administrative

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2014 and 2015:

	Nine Months Ended
	September 30,
	2014	2015
	(in thousands)
Salaries, benefits and related costs	$1,553	$1,264
Legal, consulting and other professional expenses	555	665
Stock compensation expense	737	264
Other general and administrative expenses	456	305
	$3,301	$2,498

General and administrative expenses decreased by $0.8 million for the nine months ended September, 2015 compared to the same period in 2014.  Salaries, benefits and related costs in 2015 were $289,000 lower than in 2014 due to lower headcount.  Stock compensation expense was $473,000 higher in 2014 due to certain awards to board members that were fully vested at the time of the award.

Change in Fair Value of Warrants and Investor Rights Obligation

We recognized a gain on the change in fair value of our warrants and Investor Rights Obligation of $1.1 million during the nine months ended September 30, 2015 compared to a gain of $734,000 in 2014. The change in fair value of warrants and Investor Rights Obligation is primarily due to the issuance of warrants for shares of Series B convertible preferred stock and our Investor Rights Obligation in 2014 and their respective changes in fair value.

Interest Expense, Net

Interest expense decreased by $359,000 for the nine months ended September 30, 2015 compared to the same period in 2014.  The expense in 2014 was higher due to the amortization of debt discounts, premiums, and deferred financing fees in connection with our financing activities in 2014 as well as the interest paid under our secured term loan facility that was entered into in August 2014.

Financial Condition, Liquidity and Capital Resources

Sources of Liquidity

We finance our operations principally with cash generated from the issuance and sale of equity and debt securities.    On October 20, 2015, the Company consummated the IPO of its Units. The net proceeds of the IPO to the Company were approximately $23.6 million,  before offering expenses. For more information, see Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash Flows

We have devoted most of our cash resources to research and development and general and administrative activities. Since our inception, we have incurred net losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek marketing approval for, our product candidates. We incurred net losses of $6.8 million in the nine months ended September 30, 2015 and $13.5 million for the nine months ended September 30, 2014. At September 30, 2015, we had an accumulated deficit of $49.9 million, a working capital deficit of $3.2 million and cash and cash equivalents of $3.3 million. To date, we have not generated any revenues from the sale of products and we do not anticipate generating any revenues from the sale of our product candidates for the foreseeable future. Historically, we have financed our operations principally through private placements of common and convertible preferred stock, convertible and nonconvertible debt. Through September 30, 2015 we have received aggregate net proceeds of $51.1 million primarily from the issuance of common and convertible preferred stock and debt. We anticipate funding our operations over the next several years from further sales of debt and equity securities.

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2015:

	Nine Months Ended
	September 30,
	2014		2015
		(in thousands)
Net cash (used in) provided by:	$		$
Operating activities		(11,551)		(6,615)
Investing activities		(20)		(20)
Financing activities		23,880		(1,799)
Net increase (decrease) in cash and cash equivalents		$12,309		$(8,434)

Net cash used in operating activities

Net cash used in operating activities was $11.6 million for the nine months ended September 30, 2014 and consisted primarily of a net loss of $13.5 million,  which included a non-cash change in fair value of warrant liability and Investor Rights Obligation of $734,000 and a reduction in accounts payable of $322,000.  These items were offset by a  non‑cash increase of $918,000 of stock‑based compensation, non-cash interest expense of $945,000 related to the Series

B financing in July 2014 and a $1.1 million increase in accrued expenses due primarily to increased clinical trial activities.

Net cash used in operating activities was $6.6 million for the nine months ended September 30, 2015 and consisted primarily of a net loss of $6.8 million, a $1.1 million non‑cash gain on the change in fair value of our warrants and Investor Rights Obligation liabilities.  These decreases were offset by a decrease in our net operating assets of $632,000 primarily due to the timing of payments related to our personnel and clinical trial activities, and  $526,000 in non‑cash charges that are primarily related to stock‑based compensation expense and non‑cash interest.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2014 and 2015 was $20,000. Cash used in investing activities primarily consisted of purchases of fixed assets related to purchases of furniture and computer equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $23.9 million for the nine months ended September 30, 2014, which was primarily due to the proceeds received from our convertible debt, demand notes, and Series B convertible preferred stock equity issuance aggregating $17.3 million and $7.4 million from a term loan. We also paid $0.4 million in financing fees related to the equity and debt financings and $0.4 million for IPO‑related deferred financing costs.

Net cash used in financing activities was $1.8 million for the nine months ended September 30, 2015, which was primarily due to principal payments on our demand notes of $1.0 million and $775,000 of IPO-related deferred financing costs.

Contractual Obligations and Contingent Liabilities

During the nine months ended September 30, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus.

Off‑Balance Sheet Arrangements

We do not have any off‑balance sheet arrangements, as defined by applicable SEC rules and regulations.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund the future development of our compounds.  On October 20, 2015, the Company completed its public offering and, as a result, will incur significant legal, accounting and other expenses that we were not required as a private company. In addition, the Sarbanes‑Oxley Act, as well as rules adopted by the Securities and Exchange Commission, or SEC, and the NASDAQ Stock Market, requires public companies to implement specified corporate governance practices that were inapplicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time‑consuming and costly. We may also acquire or in‑license new product candidates.

Funding Requirements

We will need to raise substantial additional financing in the future to fund our operations. We may require this capital, among other things to fund:

•	the progress and results of the Phase 2 clinical program for CERC‑301 and changes to our development plan with respect to CERC‑301, if any;

•	the progress of the clinical trials being conducted, or contemplated being conducted, for CERC‑501 and changes to our development plan with respect to CERC‑501, if any;
•	our plan and ability to enter into collaborative agreements for the development and commercialization of our product candidates;
•	the number and development requirements of any other product candidates that we pursue;
•	costs of researching and developing our product candidates or any future product candidates, both in the United States and in territories outside the United States;
•	the costs, timing and outcome of regulatory review of our product candidates or any future product candidates, both in the United States and in territories outside the United States;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution for any of our product candidates for which we receive marketing approval;

•	the costs and timing of any product candidate acquisition or in‑ licensing opportunities;
•	any product liability or other lawsuits related to our products;
•	the expenses needed to attract and retain skilled personnel;
•

the costs involved in preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending our intellectual property‑related claims, both in the United States and in territories outside the United States; and

The timing of these funding requirements are due to many factors, including the outcomes of our preclinical and clinical research development programs and when those outcomes are determined, the timing of obtaining regulatory approvals and the presence or status of competing products.  Our capital needs may exceed the capital available from our future operations, collaborative and license arrangements and existing liquid assets.  Our future capital requirements and liquidity will depend on many factors, including, but not limited to:

•	the cost and time involved to pursue our research and development programs;
•	our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and
•	any future changes in our business strategy.

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public or private equity offerings, grants, debt financing or corporate collaboration and licensing arrangements.  Additional equity or debt financing, grants or corporate collaboration arrangements may not be available on acceptable terms, if at all.  If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.  In addition, any future equity funding would dilute the ownership of our stockholders.

In October 2015 we completed our IPO of units, selling 4,000,000 units at an offering price of $6.50 per share, resulting in gross proceeds of $26,000,000 and net proceeds from the offering was approximately $21.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.  For more information related to the debt conversion, refer to Note 10 in the notes to the accompanying unaudited financial statements.  We believe that the net proceeds from our initial public offering and our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations for at least the next 12 months.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. We had cash and cash equivalents of $11.7 million and $3.3 million as of December 31, 2014 and September 30, 2015, respectively, consisting of cash and money market funds. We do not enter into investments for trading or speculative purposes. We do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our cash and money market funds, and accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We contract with clinical research organizations and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with some of these agreements. To date, we have not incurred material effects from foreign currency changes on these contracts. Transactions denominated in currencies other than the United States dollar are recorded based on exchange rates at the time such transactions arise.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material legal proceedings at this time. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.  Risk Factors.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A. However, we have disclosed under the heading “Risk Factors” in our prospectus dated October 14, 2015, filed with the SEC on October 15, 2015 pursuant to Rule 424(b)(1) under the Securities Act (the “IPO Prospectus”), the risk factors which materially affect our business, financial condition or operating results. There have been no material changes from the risk factors previously disclosed in the prospectus. You should carefully consider the risk factors set forth in the IPO Prospectus and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. If any of the risks discussed in the IPO Prospectus occur, our business, prospects, liquidity, financial condition and operating results could be materially and adversely affected. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities.

Pursuant to the Registration Statement on Form S-1 (File No. 333-204905), as amended, that was declared effective by the SEC on October 14, 2015, we registered the Units to be sold in the IPO (including 600,000 Units with respect to an over-allotment option granted by us to the underwriters in the Offering).

We sold a total of 4,000,000 units in the IPO at an initial public offering price per unit of $6.50 for gross proceeds of $26,000,000, and the underwriter of the IPO exercised its over-allotment option on November XX, 2015 for another 600,000 Units for additional gross proceeds of $3,900,000. The net proceeds of the IPO, before offering expenses, to the Company were approximately $23.6 million, determined as follows:

Total
Initial public offering price	$26,000,000
Underwriting discounts and commissions	(1,950,000)
Non-accountable expense allowance	(390,000)
Underwriting legal fees	(100,000)
$23,560,000

We will use the proceeds of this offering together with our cash and cash equivalents to fund the cost of our Phase 2 clinical  development programs for CERC-301 and CERC-501, to fund research and development to advance our preclinical lead candidates under the COMTi platform and for working capital, general corporate purposes and potential in-licensing or other acquisitions.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our IPO Prospectus.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information – Use of Proceeds from Registered Securities

None.

Item 6.  EXHIBITS

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Cerecor Inc.	S-1	6/12/15	3.1
3.2	Bylaws of Cerecor Inc., as currently in effect.	S-1	6/12/15	3.3
4.1	Form of Unit Purchase Option	S-1/A	10/13/15	4.8
4.2	Form of Class A Warrant Agreement	S-1/A	10/13/15	4.9
4.3	Specimen Class A Warrant Certificate	S-1/A	10/13/15	4.10
4.4	Form of Class B Warrant Agreement	S-1/A	10/13/15	4.11
4.5	Specimen Class B Warrant Certificate	S-1/A	10/13/15	4.12
10.2	Cerecor Inc. 2015 Omnibus Incentive Plan, including form of Nonqualified Stock Option Agreements thereunder	S-1/A	9/8/2015	10.5
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1

Certification of the Chief Executive Office  (Principal Executive Officer) and Chief Financial Officer  (Principal Financial Officer)pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

					X*
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

*These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.