Form 10-Q/A
period 2015-09-30
Cerecor Inc.
filed 2015-11-23
CIK 1534120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2015

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to             .

COMMISSION FILE NUMBER: 001-37590

Cerecor Inc.

(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	45-0705648 (I.R.S. Employer Identification No.)

400 E. Pratt Street, Suite 606 Baltimore, Maryland 21202 (Address of Principal Executive Offices, including Zip Code)	(410) 522-8707 (Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 13, 2015, the registrant had 8,630,143 shares of common stock outstanding.

EXPLANATORY NOTE

Cerecor Inc. (the “Company”)  is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on November 13, 2015, solely to correct an error set forth in Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of the Form 10-Q and to include a signature page to the Form 10-Q. Part II, Item 2 of the Form 10-Q incorrectly stated that the underwriter of the Company’s initial public offering (“IPO”) exercised its over-allotment option for another 600,000 Units for additional gross proceeds of $3,900,000 when such exercise had not occurred and the signature page to the Form 10-Q was inadvertently omitted.  Amendment No. 1 correctly omits any discussion with respect to the exercise of the over-allotment option in connection with the Company’s IPO and includes a signature page of the Company.

As required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, the Company is also filing as exhibits to Amendment No. 1 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Amendment No. 1 does not modify or update disclosures in the original Form 10-Q. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PART II — OTHER INFORMATION

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

We sold a total of 4,000,000 units in the IPO at an initial public offering price per unit of $6.50 for gross proceeds of $26,000,000. The net proceeds of the IPO, before offering expenses, to the Company were approximately $23.6 million, determined as follows:

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

Item 6.  EXHIBITS

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of Cerecor Inc.	S-1	6/12/15	3.1
3.2	Bylaws of Cerecor Inc., as currently in effect.	S-1	6/12/15	3.3
4.1	Form of Unit Purchase Option	S-1/A	10/13/15	4.8
4.2	Form of Class A Warrant Agreement	S-1/A	10/13/15	4.9
4.3	Specimen Class A Warrant Certificate	S-1/A	10/13/15	4.10
4.4	Form of Class B Warrant Agreement	S-1/A	10/13/15	4.11
4.5	Specimen Class B Warrant Certificate	S-1/A	10/13/15	4.12
10.2	Cerecor Inc. 2015 Omnibus Incentive Plan, including form of Nonqualified Stock Option Agreements thereunder	S-1/A	9/8/2015	10.5
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1

Certification of the Chief Executive Office (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		10-Q	11/13/15
101.INS	XBRL Instance Document	10-Q	11/13/15
101.SCH	XBRL Taxonomy Extension Schema Document	10-Q	11/13/15
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-Q	11/13/15
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-Q	11/13/15
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-Q	11/13/15
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-Q	11/13/15

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERECOR INC.

Date: November 23, 2015	By:	/s/ MARIAM M. MORRIS

	Name:	Mariam M. Morris
	Title:	Chief Financial Officer
(Principal Executive Officer)