Form 10-Q
period 2016-03-31
Cerecor Inc.
filed 2016-05-16
CIK 1534120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-37590

Cerecor Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	45-0705648 (I.R.S. Employer Identification No.)
400 E. Pratt Street, Suite 606 Baltimore, Maryland 21202 (Address of principal executive offices)	(410) 522‑8707 (Registrant’s telephone number, including area code)

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

As of May 9, 2016, the registrant had 8,650,143 shares of common stock outstanding.

CERECOR INC.

FORM 10-Q

For the Quarter Ended March 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CERECOR INC.

Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,601,641	$21,161,967
Prepaid expenses and other current assets	231,541	401,550
Restricted cash	58,832	58,832
Total current assets	16,892,014	21,622,349
Property and equipment, net	37,327	35,216
Total assets	$16,929,341	$21,657,565
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long term debt, net of discount	$3,304,004	$3,208,074
Accounts payable	591,034	678,109
Accrued expenses and other current liabilities	2,151,691	1,885,458
Warrant liability	37,562	27,606
Unit purchase option liability	87,719	50,571
Total current liabilities	6,172,010	5,849,818
Long term debt, net of current portion and discount	1,487,750	2,353,482
Other long term liabilities	388,559	370,538
Total liabilities	8,048,319	8,573,838
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000,000 shares authorized at March 31, 2016 and December 31, 2015; zero shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock—$0.001 par value; 200,000,000 shares authorized at March 31, 2016 and December 31, 2015; 8,650,143 shares issued and outstanding at March 31, 2016 and December 31, 2015	8,650	8,650
Additional paid-in capital	67,575,865	66,638,557
Accumulated deficit	(58,703,493)	(53,563,480)
Total stockholders’ equity	8,881,022	13,083,727
Total liabilities and stockholders’ equity	$16,929,341	$21,657,565

See accompanying notes to unaudited financial statements.

CERECOR INC.

Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating expenses:
Research and development	$2,293,273	$1,723,312
General and administrative	2,649,093	760,759
Loss from operations	(4,942,366)	(2,484,071)
Other expenses:
Change in fair value of warrant liability, unit purchase option liability and investor rights obligation	(47,104)	(535,291)
Interest expense, net	(150,543)	(218,357)
Total other expenses	(197,647)	(753,648)
Net loss	$(5,140,013)	$(3,237,719)
Net loss per share of common stock, basic and diluted	$(0.59)	$(4.98)
Weighted-average shares of common stock outstanding, basic and diluted	8,650,143	649,721

See accompanying notes to unaudited financial statements.

CERECOR INC.

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(5,140,013)	$(3,237,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,788	5,519
Stock-based compensation expense	937,308	50,188
Non-cash interest expense	52,120	69,444
Change in fair value of warrant liability, unit purchase option liability and investor rights obligation	47,104	535,291
Changes in assets and liabilities:
Prepaid expenses and other assets	170,009	14,104
Restricted cash	—	58,333
Accounts payable	(71,398)	(209,084)
Accrued expenses and other liabilities	291,522	(355,325)
Net cash used in operating activities	(3,706,560)	(3,069,249)
Investing activities
Purchase of property and equipment	(8,898)	—
Net cash used in investing activities	(8,898)	—
Financing activities
Principal payments on term debt	(803,900)	—
Payment of offering costs of initial public offering	(40,968)	(15,796)
Net cash used in financing activities	(844,868)	(15,796)
Decrease in cash and cash equivalents	(4,560,326)	(3,085,045)
Cash and cash equivalents at beginning of period	21,161,967	11,742,349
Cash and cash equivalents at end of period	$16,601,641	$8,657,304
Supplemental disclosures of cash flow information
Cash paid for interest	$111,878	$149,063

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

Liquidity

The Company's financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue to fund its operations. The Company has not generated any product revenues and has not yet achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis.

The Company has incurred recurring operating losses since inception. For the three months ended March 31, 2016, the Company incurred a net loss of $5.1 million and generated negative cash flows from operations of $3.7 million. As of March 31, 2016, the Company had an accumulated deficit of $58.7 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the clinical development of its product candidates, its product platform, its preclinical programs, business development and the development of its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. The Company plans to meet its capital requirements primarily through a combination of equity and debt financings, collaborations, strategic alliances, federal grants and marketing distribution or licensing arrangements and in the longer term, revenue from product sales to the extent its product candidates receive marketing approval and are commercialized. There can be no assurance, however, that the Company will be successful in obtaining financing at the level needed to sustain operations and develop its product candidates or on terms acceptable to the Company, or that the Company will obtain approvals necessary to market its products or achieve profitability or sustainable, positive cash flow. The Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated cash requirements through the end of 2016. These factors raise significant doubt about the Company’s ability to continue as a going concern.

2. Significant Accounting Policies

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”). In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations and cash flows. The balance sheet at December 31, 2015 has been derived from audited financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited financial statements are read in conjunction with the December 31, 2015 audited financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, other comprehensive income and related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to clinical trial accruals, the warrant liability and the unit purchase option liability. The Company bases its estimates on historical experience and other market‑specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Net Loss Per Share, Basic and Diluted

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted‑average number of shares of common stock outstanding during the period, excluding the dilutive effects, if any, of preferred stock, the investor rights obligation, warrants on preferred stock and common stock, stock options and unvested restricted stock. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the sum of the weighted‑average number of shares of common stock outstanding during the period plus the potential dilutive effects of preferred stock, the investor rights obligation, warrants on preferred stock and common stock, stock options and unvested restricted stock outstanding during the period calculated in accordance with the treasury stock method, although these shares and options are excluded if their effect is anti‑dilutive. In addition, the Company analyzes the potential dilutive effect of the outstanding preferred stock, the investor rights obligation, and warrants on preferred stock and common stock under the “if‑converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding security converts into common stock at the beginning of the period. Because the impact of these items is generally anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three months ended March 31, 2016 and 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Restricted Cash

During 2013, the Company entered into a lease for new office space for its principal offices in Baltimore, Maryland. The Company has provided the landlord with a letter of credit in the amount of $175,000 as security by the Company of the Company’s obligations under the lease. The letter of credit is supported by funds that are invested in a certificate of deposit. Provided there has been no event of default by the Company, the Company may request that the amount of the letter of credit be reduced by one‑third (approximately $58,000) at the end of each of the first three years of the lease term. At the expiration of the third year of the lease term, which will occur in the third quarter of 2016, the Company shall deposit with the landlord the sum of $13,000 as a security deposit.

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

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2016, the Company does not believe any material uncertain tax positions are present.

Stock‑Based Compensation

At March 31, 2016, the Company had one stock‑based compensation plan. The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock‑based awards made to employees and non‑employees, including employee stock options, in the statements of operations.

For stock options issued to employees and members of the board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option using the Black‑Scholes option pricing model. The use of the Black‑Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk‑free interest rates and expected dividend yields of the common stock. For awards subject to service‑based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock‑based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight‑line basis over the requisite service period, which is generally the vesting term. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015‑03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard also aligns the GAAP presentation with International Financial Reporting Standards and will remedy the long‑standing conflict with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which indicates that debt issuance costs do not meet the definition of an asset, because they provide no future economic benefit. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance was adopted by the Company on a retrospective basis in 2015. The adoption of this guidance did not have a material impact on the Company’s balance sheets.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue From Contracts With Customers (“ASU 2014‑09”). Pursuant to this update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606), which delays the effective date of ASU 2014-09 by one year.  As a result, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted for annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) and ASU No. 2016-10, Revenue From Contracts With Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarify the guidance in ASU 2014-09 and have the same effective date as the original standard. The Company has not yet determined the impact of adoption of ASU 2014-09, ASU 2016-08, or ASU 2016-10 on the financial statements, although, the impact is not expected to be significant given the Company has not historically recognized significant amounts of revenue.

In August 2014, the FASB issued ASU No. 2014‑15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the potential impact of the adoption of this standard, but believes its adoption will have no impact on its financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises existing practice related to accounting for leases under ASC 840, Leases (“ASC 840”) for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for nearly all leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating leases or capital leases. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while capital leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  The guidance is intended to simplify several areas of accounting for share-based compensation, including income tax impacts, classification on the statement of cash flows and forfeitures. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements.

3. Net Loss Per Share of Common Stock, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
Net loss per share, basic and diluted calculation:	2016	2015
Net loss	$(5,140,013)	$(3,237,719)
Weighted-average common shares outstanding	8,650,143	649,721
Net loss per share, basic and diluted	$(0.59)	$(4.98)

The following outstanding securities at March, 31, 2016 and 2015 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti‑dilutive:

	March 31,	March 31,
	2016	2015
Series A convertible preferred stock	—	31,116,391
Series A-1 convertible preferred stock	—	9,074,511
Series B convertible preferred stock	—	58,948,735
Stock options	1,450,952	492,131
Warrants on common stock	7,400,934	681,858
Warrants on preferred stock	—	625,208
Investor rights obligation	—	53,351,117
Underwriters' unit purchase option	40,000	—

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

At March 31, 2016 and December 31, 2015, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other current liabilities, long term debt, the term loan warrant liability and the underwriters’ unit purchase option liability. The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short‑term nature of these accounts. The estimated fair value of the Company’s debt of $4.9 million as of March 31, 2016 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2016
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$16,525,996	$—	$—
Liabilities
Warrant liability	$—	$—	$37,562
Unit purchase option liability	$—	$—	$87,719

	December 31, 2015
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$21,122,553	$—	$—
Liabilities
Warrant liability	$—	$—	$27,606
Unit purchase option liability	$—	$—	$50,571

*Investments in money market funds are reflected in cash and cash equivalents on the accompanying Balance Sheets.

Level 3 Valuation

The warrant liability (which relates to warrants to purchase shares of common stock as part of the term loan agreement) is marked‑to‑market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black‑Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of March 31, 2016, include (i) volatility of 80%, (ii) risk free interest rate of 1.13%, (iii) strike price ($8.40), (iv) fair value of common stock ($3.73), and (v) expected life of 4.6 years.

The underwriters’ unit purchase option (the “UPO”) was issued to the underwriters of the Company’s initial public offering (“IPO”) and provides the underwriters the option to purchase up to a total of 40,000 units. The units underlying the UPO will be, immediately upon exercise, separated into shares of common stock, underwriters’ Class A warrants and underwriters’ Class B warrants (such warrants together referred to as the Underwriters’ Warrants). The Underwriters’ Warrants are warrants to purchase shares of common stock. The Company classifies the UPO as a liability as it is a freestanding marked-to-market derivative instrument that is precluded from being classified in stockholders’ equity. The UPO liability is marked‑to‑market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the UPO is exercised, expire or other facts and circumstances lead the UPO to be reclassified to stockholders’ equity. The fair value of the UPO liability is estimated using a Black-Scholes option-pricing model within a Monte Carlo simulation model framework. The significant assumptions used in preparing the simulation model for valuing the UPO as of March 31, 2016, include (i) volatility range of 65% to 80%, (ii) risk free interest rate range of 0.18% to 1.26%, (iii) unit strike price ($7.48), (iv) underwriters’ Class A warrant strike price ($5.23), (v) underwriters’ Class B warrant strike price ($4.49), (vi) fair value of underlying equity ($3.73), and (vii) optimal exercise point of immediately prior to the expiration of the underwriters’ Class B warrants, which occurs on April 20, 2017. The increases in volatility and the fair value of underlying equity were the primary drivers of the increase in fair value of the UPO liability from $50,571 as of December 31, 2015 to $87,719 as of

March 31, 2016. This $37,148 loss on the change in fair value of the UPO liability was recorded to other income in the accompanying statement of operations.

The table presented below is a summary of changes of the Company’s Level 3 warrant liability and unit purchase option liability for the three months ended March 31, 2016:

	Warrant	Unit purchase
	liability	option liability	Total
Balance at December 31, 2015	$27,606	$50,571	$78,177
Change in fair value	9,956	37,148	47,104
Balance at March 31, 2016	$37,562	$87,719	$125,281

No other changes in valuation techniques or inputs occurred during the three months ended March 31, 2016 and no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2016.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2016	2015
Compensation and benefits	$737,096	$1,128,073
Research and development expenses	1,135,708	464,719
General and administrative	244,398	253,132
Accrued interest	34,489	39,534
Total accrued expenses and other current liabilities	$2,151,691	$1,885,458

6. Asset Acquisition and License Agreements

Merck CERC-301 License

In 2013, the Company entered into an exclusive license agreement with Merck pursuant to which Merck granted the Company rights relating to certain small molecule compounds. In consideration of the license, the Company may be required to make initial payments totaling $1.5 million upon the achievement of certain milestones. Pursuant to the license agreement the Company paid an initial payment of $750,000, which was recorded as a research and development expense in the Company’s statement of operations for the year ended December 31, 2013, and upon achievement of FDA acceptance of Merck pre-clinical data and FDA approval of a Phase 3 clinical trial the Company will pay an additional $750,000. Additional payments may be due upon achievement of development and regulatory milestones, including first commercial sale. Upon commercialization of an NR2B product, the Company is obligated to pay Merck milestones and royalties on net sales.

Lilly CERC-501 License

In 2015, the Company acquired rights to CERC-501, which was previously referred to as OpRA Kappa, through an exclusive, worldwide license from Eli Lilly and Company (or “Lilly”). Pursuant to the license agreement, the Company paid $750,000 to Lilly within 30 days of the execution of the license agreement, which was recorded as research and development expense in the accompanying statement of operations for the three months ended March 31, 2015. Upon the Company undertaking a nine-month toxicology study of CERC-501 in non-human primates and delivering a final study report, the Company will be required to pay Lilly an additional $250,000. Additional payments may be due upon achievement of development and regulatory milestones, including the first commercial sale. Upon commercialization, the Company is obligated to pay Lilly milestones and royalties on net sales.

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

7. Term Loan

In August 2014, the Company entered into a $7.5 million secured term loan from a finance company. The loan is secured by a lien on all of the Company’s assets, excluding intellectual property, which was subject to a negative pledge. The loan contains certain additional nonfinancial covenants. In connection with the loan agreement, the Company’s cash and investment accounts are subject to account control agreements with the finance company that give the finance company the right to assume control of the accounts in the event of a loan default. Loan defaults are defined in the loan agreement and include, among others, the finance company’s determination that there is a material adverse change in the Company’s operations. Interest on the loan is at a rate of the greater of 7.95%, or 7.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%. The interest rate effective from loan inception to December 16, 2015 was 7.95%. Effective December 17, 2015, the prime rate as reported by The Wall Street Journal increased 0.25% resulting in an increase to the current interest rate, which was 8.20% as of March 31, 2016. The loan was interest‑only through May 2015, and is repayable in equal monthly payments of principal and interest of approximately $305,000 over 27 months, which began in June 2015. Debt consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Term loan	$4,884,356	$5,688,256
Less: debt discount	(92,602)	(126,700)
Term Loan, net of debt discount	4,791,754	5,561,556
Less: current portion, net of debt discount	(3,304,004)	(3,208,074)
Long term debt, net of current portion and debt discount	$1,487,750	$2,353,482

Interest expense, which includes amortization of a discount and the accrual of a termination fee, was approximately $159,000 for the three months ended March 31, 2016, in the accompanying statement of operations.

In connection with the term loan, the Company issued warrants to purchase 625,208 shares of Series B convertible preferred stock at an exercise price of $0.2999 per share that is exercisable for a period ending five years following the closing of the Company’s IPO, which is October 2020. Upon the closing of the Company’s IPO, these warrants became warrants to purchase 22,328 shares of common stock at an exercise price of $8.40 per share, in accordance with their terms.  The Company’s warrant to purchase shares of Series B convertible preferred stock represented a freestanding financial instrument that was indexed to an obligation of the Company to repurchase its Series B convertible preferred stock by transferring assets and, therefore, met the criteria to be classified as a liability under FASB ASC 480, Distinguishing Liabilities from Equity. The Company records the warrant liability at its fair value using the Black‑Scholes option pricing model and revalues the warrant at each reporting date (see Note 4).

8. Capital Structure

On October 20, 2015, the Company filed an amended and restated certificate of incorporation in connection with the closing of its IPO. The amended and restated certificate of incorporation authorizes the Company to issue two classes of stock, common stock and preferred stock, and eliminates all references to the previously existing series of preferred stock. At March 31, 2016, the total number of shares of capital stock the Company was authorized to issue was 205,000,000 of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share. At March 31, 2016, there were 8,650,143 shares of common stock outstanding and zero shares of preferred stock outstanding.

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

Initial Public Offering

On October 20, 2015, the Company closed an IPO of its units. Each unit consisted of one share of common stock, one Class A warrant to purchase one share of common stock at an exercise price of $4.55 per share and one Class B warrant to purchase one-half share of common stock at an exercise price of $3.90 per full share (the “units”). The Class A warrants expire on October 20, 2018 and the Class B warrants expire on April 20, 2017. The closing of the IPO resulted in the sale of 4,000,000 units at an initial public offering price of $6.50 per unit for gross proceeds of $26.0 million. The net proceeds of the IPO, after underwriting discounts, commissions and expenses, and before offering expenses, to the Company were approximately $23.6 million. On November 13, 2015, the units separated into common stock, Class A warrants and Class B warrants and began trading separately on the NASDAQ Capital Market.

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

Underwriter’s Unit Purchase Option

The underwriter of the IPO received, for $100 in the aggregate, a unit purchase option (the “UPO”) to purchase up to a total of 40,000 units (or 1% of the units sold in the IPO) exercisable at $7.48 per unit (or 115% of the public offering price per unit in the IPO). The units underlying the UPO will be, immediately upon exercise, separated into shares of common stock, underwriters’ Class A warrants and underwriters’ Class B warrants (such warrants together referred to as the “Underwriters’ Warrants”) such that, upon exercise, the holder of a UPO will not receive actual units but will instead receive the shares of common stock and Underwriters’ Warrants, to the extent that any portion of the Underwriters’ Warrants underlying such units have not otherwise expired. The exercise prices of the underwriters’ Class A warrants and underwriter’s Class B warrants underlying the UPO are $5.23 and $4.49, respectively. The UPO may be exercised for cash or on a cashless basis, at the holder’s option, and expires on October 14, 2020; provided, that, following the expiration of underwriters’ Class B warrants on April 20, 2017, the UPO will be exercisable only for shares of common stock and underwriters’ Class A warrants at an exercise price of $7.475 per unit; provided further, that, following the expiration of underwriters’ Class A warrants on October 20, 2018, the UPO will be exercisable only for shares of common stock at an exercise price of $7.47. The Company classified the UPO as a liability as it is a freestanding marked-to-market derivative instrument that is precluded from being classified in stockholders’ equity. The fair value of the UPO is re-measured each reporting period and the change in fair value is recognized in the statement of operations (see Note 4).

Common Stock Warrants

At March 31, 2016, the following common stock purchase warrants were outstanding:

Number of shares	Exercise price	Expiration
underlying warrants	per share	date
109,976	$28.00	February 2017
29,260	$14.00	February 2017
90,529	$28.00	March 2017
29,557	$14.00	March 2017
130,233	$28.00	April 2017
2,275,950	$3.90	April 2017
20,000*	$4.49	April 2017
14,284	$28.00	July 2017
80,966	$28.00	August 2018
4,551,900	$4.55	October 2018
40,000*	$5.23	October 2018
3,571	$28.00	December 2018
22,328*	$8.40	October 2020
2,380	$8.68	May 2022
7,400,934

*Accounted for as a liability instrument (see Note 4)

9.  Stock-Based Compensation

2011 Stock Incentive Plan

On April 28, 2011, the board of directors adopted the 2011 Stock Incentive Plan (the “2011 Plan”) reserving and authorizing up to 178,571 shares of common stock for stock‑based compensation awards to attract, retain and reward eligible employees, consultants, and non‑employee directors. The options have a contractual term of ten years. Generally, the options vest annually over three or four years, as determined by the board of directors, upon each option grant, although certain option grants in 2015 and 2014 were fully vested on the grant date. On January 10, 2012 and May 6, 2013, the board of directors and stockholders of the Company approved amendments to the 2011 Plan authorizing increases in the number of shares reserved for issuance under the plan of 107,143 and 418,714, respectively, resulting in an aggregate number of shares reserved for future issuance under the 2011 Plan of 704,428.

2015 Omnibus Plan

On June 26, 2015, the board of directors adopted the 2015 Omnibus Plan (the “2015 Plan”), which was approved by the Company’s stockholders on August 31, 2015, reserving and authorizing up to 890,815 new shares of common stock for issuance. The 2015 Plan became effective on October 13, 2015.

As of the effective date of the 2015 Plan, no additional grants will be made under the 2011 Plan. Outstanding grants under the 2011 Plan will continue in effect according to their terms as in effect under the 2011 Plan. During the term of the 2015 Plan, the share reserve automatically increases on the first trading day in January of each calendar year, beginning in 2016, by an amount equal to 3% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year. This share reserve increase provision resulted in an additional 259,504 shares added to the share reserve effective January 4, 2016. As of March 31, 2016, there were 464,476 shares remaining available for future issuance under the 2015 Plan.

The estimated grant date fair market value of the Company’s stock‑based awards is amortized ratably over the employees’ service periods, which is the period in which the awards vest. Stock‑based compensation expense (benefit) recognized for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Research and development	$23,442	$(4,063)
General and administrative	913,866	54,251
Total stock-based compensation	$937,308	$50,188

During the first quarter of 2016, the Company modified stock options of its former chief executive officer by extending the life of the awards, which were set to expire in March 2016, to coincide with their original life. This modification resulted in the recording of $781,266 of compensation expense, which is included in general and administrative expenses for the three months ended March 31, 2016 in the accompanying statement of operations.

A summary of option activity for the three months ended March 31, 2016 is as follows:

	Options Outstanding
				Weighted average
			Fair value of	remaining
	Number of	Weighted‑average	options	contractual term
	shares	exercise price	granted	(in years)
Balance, December 31, 2015	959,188	$7.68
Granted	491,764	$3.29	$1,119,157
Balance, March 31, 2016	1,450,952	$6.19		8.72
Vested or expected to vest at March 31, 2016	1,450,952	$6.19		8.72
Exercisable at March 31, 2016	606,647	$8.51		7.43

10. Commitments and Contingencies

Offer Letters

The Company has entered into offer letters with certain of its executives. The letters provide for, among other items, salary, bonus and severance payments.

Office Lease

In August 2013, the Company entered into a lease for new corporate office space location in Baltimore, Maryland. The lease provides for three months of rent abatement and includes escalating rent payments. Rent expense is recognized on a straight‑line basis over the term of the lease. Rent expense for the office lease amounted to approximately $35,000 for the three months ended March 31, 2016 and 2015. Pursuant to the terms of such lease, the Company’s future lease obligation is as follows:

Year ending December 31,
2016*	$113,536
2017	154,845
2018	158,716
$427,097

*Nine months remaining in 2016

Obligations to Contract Research Organizations and External Service Providers

The Company has entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s product candidates. The Company was contractually obligated for up to approximately $3.9 million of future services under these agreements as of March 31, 2016. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

11. Subsequent Events

On April 11, 2016, the Company was awarded a research and development grant of approximately $1.0 million from the National Institute on Drug Abuse at the National Institutes of Health. The grant provides the Company with additional resources for the ongoing Phase 2 clinical trial of CERC-501. The Company expects to receive the grant amount during the second quarter of 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or other similar words (including their use in the negative), or by discussions of future matters such as the development of product candidates or products, technology enhancements, possible changes in legislation, and other statements that are not historical. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II – Item 1A, “Risk Factors,” as well as in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 23, 2016 and in our other filings with the SEC. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2015 appearing in our Annual Report on Form 10-K filed with the SEC on March 23, 2016.

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

CERC‑301 is currently in Phase 2 development as an oral, adjunctive treatment of patients with severe major depressive disorder, or MDD, who are failing to achieve an adequate response to their current antidepressant treatment, with a rapid onset of effect. We received fast track designation by the United States Food and Drug Administration, or FDA, in November 2013 for CERC‑301 for the treatment of MDD. CERC‑301 belongs to a class of compounds known as antagonists, or inhibitors, of the N‑methyl‑D‑aspartate, or NMDA, receptor, a receptor subtype of the glutamate neurotransmitter system that is responsible for controlling neurological adaptation. We believe CERC‑301 will be a first‑in‑class medication that will cause a significant reduction in depressive symptoms in a matter of days, as compared to weeks or months with conventional therapies, because it specifically blocks the NMDA receptor subunit 2B, or NR2B, which we believe provides rapid and significant antidepressant activity without the adverse side effect profile of non-selective NMDA receptor antagonists.

We are also currently developing CERC‑501, which is in Phase 2 development for smoking cessation. We intend to develop CERC‑501 for treatment of substance use disorders (e.g. nicotine, alcohol, and/or cocaine) and as an adjunctive treatment of MDD. If we receive approval for CERC‑501 for treatment of substance use disorders and for adjunctive treatment of MDD, we plan to further develop CERC‑501 for the concurrent treatment of MDD and substance use disorders, or co‑occurring disorders. CERC‑501 is a potent and selective kappa opioid receptor, or KOR, antagonist. KORs are believed to play key roles in modulating stress, mood and addictive behaviors, which form the basis of co‑occurring disorders. We are considering conducting a Phase 2 clinical study in inadequately treated subjects with MDD currently on antidepressants. Thereafter we would intend to pursue additional studies focused on substance use disorders, the adjunctive treatment of MDD and, depending on marketing approval, the treatment of co‑occurring disorders.

CERC‑406 is our lead preclinical candidate from our proprietary platform of compounds that inhibit catechol‑O‑methyltransferase, or COMT, within the brain, which we refer to as our COMTi platform. We are anticipating to develop CERC‑406 for the treatment of residual cognitive impairment symptoms in patients with MDD.

Development of CERC-301 and CERC-501 beyond the currently ongoing Phase 2 clinical trials will not be possible unless we secure additional funding. If we are unable to raise capital when needed or on attractive terms, we will be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential collaborations and federal grants. However, we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates.

 We were incorporated in Delaware in 2011 and commenced operations in the second quarter of 2011. Since inception, our operations have included organizing and staffing our company, business planning, raising capital and developing our product candidates. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception. As of March 31, 2016, we had an accumulated deficit of $58.7 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek marketing approval for, our product candidates. Our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and our ability to continue as a going concern will require us to obtain additional financing to fund our operations.

We have financed our operations primarily through private placements of our common and convertible preferred stock, convertible debt, and our initial public offering, or IPO, which closed in October 2015. Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate any product revenue unless, and until, we obtain marketing approval for, and commercialize, any of our product candidates. There can be no assurance as to whether or when we will achieve profitability.

Recent Developments

Our CERC-501 Phase 2 clinical trial is progressing as expected and we anticipate top-line data in the fourth quarter of 2016. Our initial assumption for top-line data in the CERC-301 Phase 2 clinical trial was the second half of 2016. We have experienced slower than expected enrollment in this trial. On the basis of observed patient randomizations, we now forecast top-line data in the first half of 2017.

On April 11, 2016, we were awarded a research and development grant of approximately $1.0 million from the National Institute on Drug Abuse at the National Institutes of Health. The grant provides us with additional resources for our ongoing Phase 2 clinical trial of CERC-501. We expect to receive the grant amount during the second quarter of 2016.

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

External costs include:

•	expenses incurred under agreements with third‑party contract research organizations and investigative sites that conduct our clinical trials, preclinical studies and regulatory activities;

•	payments made to contract manufacturers for drug substance and acquiring, developing and manufacturing clinical trial materials; and

•	payments related to acquisitions of our product candidates and preclinical platform, milestone payments, and fees associated with the prosecution and maintenance of patents.

Internal costs include:

•	personnel‑related expenses, including salaries, benefits and stock‑based compensation expense;

•	consulting costs related to our internal research and development programs;

•	allocated facilities, depreciation and other expenses, which include rent and utilities, as well as other supplies; and

•	product liability insurance.

Research and development costs are expensed as incurred. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information provided to us by our vendors.

We track external costs by development program, and subsequently by product candidate once a product candidate has been selected for development. Product candidates in later stage clinical development generally have higher research and development expenses than those in earlier stages of development, primarily due to the increased size and duration of the clinical trials. As we advance our product candidates through clinical development, we expect that the amount of our research and development spending allocated to external spending relative to internal spending will continue to grow for the foreseeable future, while our internal research and development spending should grow at a slower and more controlled pace.

As of March 31, 2016, we had eight full‑time employees who were primarily engaged in research and development. We anticipate that our research and development costs, including the need to hire additional research and development employees, will increase in the remainder of 2016 and beyond.

General and Administrative Expenses

General and administrative expenses consist primarily of professional fees, investor and public relations expenses and salaries, benefits and related costs for executive and other personnel, including stock‑based compensation and travel expenses. Other general and administrative expenses include facility‑related costs, communication expenses and professional fees for legal, including patent‑related expenses, consulting, and tax and accounting services, insurance, depreciation and general corporate expenses.

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

Change in Fair Value of Warrant Liability, Unit Purchase Option Liability and Investor Rights Obligation

In connection with the issuance of our term debt facility in August 2014, we issued warrants to purchase 625,208 shares of Series B convertible preferred stock. Upon the closing of our IPO in October 2015, these warrants became warrants to purchase 22,328 shares of common stock, in accordance with their terms. These warrants represent a freestanding financial instrument that is indexed to an obligation, which we refer to as the Warrant Liability. These warrants are classified as a liability at fair value. This liability is remeasured at each balance sheet date and the change in fair value is recorded within our statement of operations.

As part of our IPO, the underwriter of our IPO received a unit purchase option, or UPO, to purchase up to 40,000 units, with a unit consisting of one share of our common stock, one Class A warrant to purchase one share of our common stock and one Class B warrant to purchase one-half share of our common stock. The UPO is classified as a liability at its fair value. This liability is remeasured at each balance sheet date and the change in fair value is recorded within our statement of operations.

Our obligation to issue additional shares of our Series B preferred stock as part of the Series B preferred stock offering was accounted for as a freestanding financial instrument, which we referred to as the Investor Rights Obligation. The Investor Rights Obligation expired upon the closing of our IPO in accordance with its terms, and the related liability was reduced to zero at that time.

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

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions, including those related to clinical and preclinical trial expenses and stock‑based compensation. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2016, there were no material changes to our critical accounting policies and use of estimates from those disclosed in Item 7 of our Annual Report on Form 10-K filed with the SEC on March 23, 2016.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Research and Development

The following table summarizes our research and development expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
CERC-301	$714	$498
CERC-501	978	751
COMTi	69	77
Internal expenses not allocated to programs:
Salaries, benefits and related costs	452	348
Stock compensation expense (benefit)	23	(4)
Other	57	53
	$2,293	$1,723

Research and development expenses increased by $570,000 compared to the three months ended March 31, 2015 to approximately $2.3 million for the three months ended March 31, 2016. External research and development costs for CERC-301 increased by $216,000 due to the ongoing Phase 2 trial during the three months ended March 31, 2016. During the comparable 2015 quarter, we did not have an ongoing trial for CERC-301 and only incurred costs for a pharmacokinetic study in preparation for the Phase 2 trial, which we initiated during the third quarter of 2015. External research and development costs for CERC-501 increased by $227,000 due to the initiation of our Phase 2 trial for smoking cessation during the first quarter of 2016. During the comparable 2015 quarter, we incurred costs consisting of the $750,000 in-licensing fee for the acquisition of CERC-501 from Eli Lilly and Company. We also incurred increases in salaries, benefits and related costs of $104,000 during the 2016 quarter, driven primarily by salary increases effected at the close of our IPO, as well as an increase in our headcount.

General and Administrative

The following table summarizes our general and administrative expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Salaries, benefits and related costs	$649	$463
Legal, consulting and other professional expenses	892	151
Stock compensation expense	914	54
Other	194	93
	$2,649	$761

General and administrative expenses increased by $1.9 million compared to the three months ended March 31, 2015 to $2.6 million for the three months ended March 31, 2016. Legal, consulting and other professional expenses increased by $741,000, attributable primarily to expenses resulting from becoming a public company in October 2015. Stock-compensation expense also increased by $860,000, driven by the modification of grants made to our former chief executive officer in the first quarter of 2016 whereby the exercise term was extended. Further, salaries, benefits and related costs increased by $186,000, attributable primarily to salary increases effected at the close of our IPO, as well as an increase in our headcount.

Change in Fair Value of Warrant Liability, Unit Purchase Option Liability and Investor Rights Obligation

We recognized a loss on the change in fair value of our warrant liability, UPO liability and investor rights obligation of $47,000 during the three months ended March 31, 2016 compared to a loss of $535,000 during the three months ended March 31, 2015. The $47,000 loss on the change in fair value during the three months ended March 31, 2016 was due to the increase in fair value of our warrant liability and UPO liability, both attributable to the increase in volatility of our common stock and the increase in our common stock price at March 31, 2016 compared to December 31, 2015.

The $535,000 loss on the change in fair value during the 2015 quarter was primarily due to the increase in fair value of the investor rights obligation. The investor rights obligation expired in October 2015 upon the closing of our IPO and does not affect any reporting periods thereafter.

Interest Expense, Net

Net interest expense decreased by $68,000 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease was primarily due to a decrease in interest associated with a reduction in the principal balance of our secured term loan facility.

Liquidity and Capital Resources

We have devoted most of our cash resources to research and development and general and administrative activities. Since our inception, we have incurred net losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek marketing approval for, our product candidates. We incurred net losses of $5.1 million and $3.2 million for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, we had an accumulated deficit of $58.7 million, net working capital of $10.7 million and cash and cash equivalents of $16.6 million. To date, we have not generated any revenues from the sale of products and we do not anticipate generating any revenues from the sale of our product candidates for the foreseeable future. Historically, we have financed our operations principally through private placements of common and convertible preferred stock, convertible and nonconvertible debt, as well as our IPO in October 2015.

We will require substantial additional financing to fund our operations and to continue to execute our strategy. We anticipate funding our operations over the next several years from further offerings of equity and debt securities, as well as non-dilutive financing arrangements such as federal grants or collaboration agreements. Based on our current research and development plans we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the end of 2016. These factors raise significant doubt about our ability to continue as a going concern.

Term Loan

In August 2014, we entered into a $7.5 million secured term loan from a finance company. The loan is secured by a lien on all of our assets, excluding intellectual property, which was subject to a negative pledge. The loan contains certain additional nonfinancial covenants. In connection with the loan agreement, our cash and investment accounts are subject to account control agreements with the finance company that give the finance company the right to assume control of the accounts in the event of a loan default. Loan defaults are defined in the loan agreement and include, among others, the finance company’s determination that there is a material adverse change in our operations. Interest on the loan is at a rate of the greater of 7.95%, or 7.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%. The interest rate effective from loan inception to December 16, 2015 was 7.95%. Effective December 17, 2015, the prime rate as reported by The Wall Street Journal increased 0.25% resulting in an increase to the current interest rate, which was 8.20% as of March 31, 2016. The loan was interest‑only through May 2015, and is repayable in equal monthly payments of principal and interest of approximately $305,000 over 27 months, which began in June 2015. The loan matures in the third quarter of 2017 and had an outstanding balance as of March 31, 2016 of $4.9 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash used in:
Operating activities	$(3,706)	$(3,069)
Investing activities	(9)	—
Financing activities	(845)	(16)
Net decrease in cash and cash equivalents	$(4,560)	$(3,085)

Net cash used in operating activities

Net cash used in operating activities was $3.7 million for the three months ended March 31, 2016 and consisted primarily of a net loss of $5.1 million, offset by non‑cash stock-compensation expense of $937,000, an increase in accrued expenses and other liabilities of $292,000 and a decrease in prepaid expenses and other current assets of $170,000.

Net cash used in operating activities was $3.1 million for the three months ended March 31, 2015 and consisted primarily of a net loss of $3.2 million, a decrease in accrued expenses and other liabilities of $355,000 and a decrease in accounts payable of $209,000. These were offset by the non-cash change in fair value of the warrant liability and investor rights obligation of $535,000.

Net cash used in investing activities

Net cash used in investing activities is limited to purchases of property and equipment consisting of computers and software and furniture and equipment. Our net cash used in investing activities was $9,000 for the three months ended March 31, 2016. We had no expenditures for investing activities during the three months ended March 31, 2015.

Net cash used in financing activities

Net cash used in financing activities was $845,000 for the three months ended March 31, 2016, which was primarily due to principal payments on our term loan of $804,000.

Net cash used in financing activities was $16,000 for the three months ended March 31, 2015, which was due to the payment of offering costs related to our IPO.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund the development of our programs. Following the closing of our IPO in October 2015, we expect to incur significant legal, accounting and other expenses that we were not previously required to incur as a private company. In addition, the Sarbanes‑Oxley Act, as well as rules adopted by the SEC and the NASDAQ Stock Market, requires public companies to implement specified corporate governance practices that were previously inapplicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time‑consuming and costly. We may also acquire or in‑license new product candidates. Based on our research and development plans, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the end of 2016, which raises substantial doubt about our ability to continue as a going concern. We will require substantial additional financing to fund our operations and to continue to execute our strategy.

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

We will need to raise substantial additional capital in the future to fund our operations and to continue to execute our strategy. We plan to meet our capital requirements primarily through a combination of equity and debt financings, collaborations, strategic alliances, federal grants and marketing distribution or licensing arrangements. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. If we raise additional funds through collaboration and licensing agreements with third parties, it may be necessary to relinquish valuable rights to our product candidates, technologies or future revenue streams or to grant licenses on terms that may not be favorable to us. Our future capital requirements will depend on many forward‑looking factors, including:

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

•

the costs involved in preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending our intellectual property‑related claims, both in the United States and in territories outside the United States.

Off‑Balance Sheet Arrangements

We do not have any off‑balance sheet arrangements as defined by applicable SEC rules and regulations.

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Unaudited Financial Statements”, Note 2, of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Further, in 2014 we entered into our term debt facility, which carries a variable interest rate that is the greater of 7.95%, or 7.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%. As a result, increases in market interest rates would generally result in increased interest expense. Given the stable nature of prime rates, the Company does not expect our operating results or cash flows to be materially effected by changes in market interest rates through the date of the maturity of our term debt facility in August 2017.

Item 4.  Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A.  Risk Factors

In addition to the risk factors stated below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 23, 2016, which could materially affect our business, financial condition or future results. Except as set forth below, our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in our Annual Report on Form 10-K. However, the risks described below and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to use or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results of operations and the trading price of our common stock.

Our recurring operating losses and negative cash flows from operations have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We have no current source of revenues to sustain our present activities, and we do not expect to generate revenues until, and unless, the FDA or other regulatory agencies approve our product candidates and we successfully commercialize any such product candidates. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

If we are unable to enroll appropriate subjects in clinical trials, we will be unable to complete these trials on a timely basis or at all.

Identifying and qualifying subjects to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit appropriate subjects to participate in testing our product candidates as well as completion of required follow‑up periods. If subjects are unwilling to participate in our trials because of negative publicity from adverse events in the biotechnology industry or for other reasons, including competitive clinical trials for similar subject populations, the timeline for recruiting subjects, conducting trials and obtaining marketing approval of potential products may be delayed.  For example, we have experienced delays in enrolling patients in our CERC-301 Phase 2 clinical trial, due in part we believe to increasing industry-wide difficulty in recruiting patients to clinical trials studying depression. In addition, we believe the decision by the National Institutes of Health to discontinue a Phase 2 trial for CERC-501 was due in part to difficulties experienced in enrolling patients into the trial.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities.

Pursuant to the Registration Statement on Form S-1 (File No. 333-204905), as amended, that was declared effective by the SEC on October 14, 2015, we registered the units to be sold in our IPO (including 600,000 units with respect to an over-allotment option granted by us to the underwriters in the offering). Each unit consisted of one share of common stock, one Class A warrant to purchase one share of common stock at an exercise price of $4.55 per share and one Class B warrant to purchase one-half share of common stock at an exercise price of $3.90 per full share (the “units”). Maxim Group LLC acted as the sole book-running manager, and Laidlaw & Company (UK) acted as the lead manager.

On October 20, 2015, we sold a total of 4,000,000 units in the IPO at an initial public offering price of $6.50 per unit for gross proceeds of $26.0 million. The net proceeds of the IPO, after underwriting discounts, commissions and expenses, and before offering expenses, were approximately $23.6 million.

On November 23, 2015, the underwriter of the IPO exercised its over-allotment option for 20,000 shares of common stock, 551,900 Class A warrants to purchase one share of common stock and 551,900 Class B warrants to purchase one-half share of common stock for additional gross proceeds of $135,319.

There have been no material changes in the planned use of proceeds from our IPO, as described in our final prospectus filed with the SEC on October 15, 2015 pursuant to Rule 424(b)(4) under the Securities Act related to the IPO.

Item 6.  Exhibits

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

4.7		Form of Unit Purchase Option (incorporated by reference to Annex IV of Exhibit 1.1 to the Registration Statement on Form S-1 filed on June 12, 2015).

4.9		Form of Class A Warrant Agreement (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.10		Specimen Class A Warrant Certificate (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.11		Form of Class B Warrant Agreement (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.12		Specimen Class B Warrant Certificate (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.13		Specimen Unit Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 filed on October 13, 2015).

10.11	+	Employment Agreement by and between Cerecor Inc. and Uli Hacksell, effective January 1, 2016 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on March 23, 2016)..

10.12	+	Separation Agreement by and between Cerecor Inc. and Blake Paterson, effective January 9, 2016 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on March 23, 2016).

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

+   Management contract or compensatory agreement.

*   These certifications are being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerecor Inc.

/s/ Uli Hacksell
Uli Hacksell
President, Chief Executive Officer and Chairman of the Board (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: May 16, 2016

/s/ Mariam E. Morris
Mariam E. Morris
Chief Financial Officer (Principal Financial Officer)

Date: May 16, 2016