Form 10-Q
period 2016-06-30
Cerecor Inc.
filed 2016-08-15
CIK 1534120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2016
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

As of August 8, 2016, the registrant had 8,650,143 shares of common stock outstanding.

CERECOR INC.

FORM 10-Q

For the Quarter Ended June 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CERECOR INC.

Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,879,545	$21,161,967
Grants receivable	650,488	—
Prepaid expenses and other current assets	541,962	401,550
Restricted cash	58,832	58,832
Total current assets	13,130,827	21,622,349
Property and equipment, net	40,957	35,216
Total assets	$13,171,784	$21,657,565
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long term debt, net of discount	$3,390,993	$3,208,074
Accounts payable	756,464	678,109
Accrued expenses and other current liabilities	2,403,596	1,885,458
Warrant liability	19,866	27,606
Unit purchase option liability	14,660	50,571
Total current liabilities	6,585,579	5,849,818
Long term debt, net of current portion and discount	611,103	2,353,482
Other long term liabilities	404,129	370,538
Total liabilities	7,600,811	8,573,838
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000,000 shares authorized at June 30, 2016 and December 31, 2015; zero shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock—$0.001 par value; 200,000,000 shares authorized at June 30, 2016 and December 31, 2015; 8,650,143 shares issued and outstanding at June 30, 2016 and December 31, 2015	8,650	8,650
Additional paid-in capital	67,789,977	66,638,557
Accumulated deficit	(62,227,654)	(53,563,480)
Total stockholders’ equity	5,570,973	13,083,727
Total liabilities and stockholders’ equity	$13,171,784	$21,657,565

See accompanying notes to unaudited financial statements.

CERECOR INC.

Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Grant revenue	$650,488	$—	$650,488	$—
Operating expenses:
Research and development	2,501,753	1,875,294	4,795,028	3,598,606
General and administrative	1,636,772	1,016,058	4,285,865	1,776,817
Loss from operations	(3,488,037)	(2,891,352)	(8,430,405)	(5,375,423)
Other income (expense):
Change in fair value of warrant liability, unit purchase option liability and investor rights obligation	90,754	197,552	43,651	(337,739)
Interest expense, net	(126,877)	(218,945)	(277,420)	(437,302)
Total other income (expense)	(36,123)	(21,393)	(233,769)	(775,041)
Net loss	$(3,524,160)	$(2,912,745)	$(8,664,174)	$(6,150,464)
Net loss per share of common stock, basic and diluted	$(0.41)	$(4.48)	$(1.00)	$(9.47)
Weighted-average shares of common stock outstanding, basic and diluted	8,650,143	649,721	8,650,143	649,721

See accompanying notes to unaudited financial statements.

CERECOR INC.

Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(8,664,174)	$(6,150,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,416	11,038
Stock-based compensation expense	1,151,420	292,213
Non-cash interest expense	97,150	91,809
Change in fair value of warrant liability, unit purchase option liability and investor rights obligation	(43,651)	337,739
Changes in assets and liabilities:
Grants receivable	(650,488)	—
Prepaid expenses and other assets	90,770	255,950
Accounts payable	61,193	(3,478)
Accrued expenses and other liabilities	518,138	364,958
Net cash used in operating activities	(7,426,226)	(4,800,235)
Investing activities
Purchase of property and equipment	(19,157)	—
Net cash used in investing activities	(19,157)	—
Financing activities
Principal payments on term debt	(1,623,019)	(252,934)
Payment of deferred financing costs	(214,020)	(546,316)
Net cash used in financing activities	(1,837,039)	(799,250)
Decrease in cash and cash equivalents	(9,282,422)	(5,599,485)
Cash and cash equivalents at beginning of period	21,161,967	11,742,349
Cash and cash equivalents at end of period	$11,879,545	$6,142,864
Supplemental disclosures of cash flow information
Cash paid for interest	$208,537	$298,106
Supplemental disclosures of noncash financing activities
Accrued deferred financing costs	$17,162	$585,383

See accompanying notes to unaudited financial statements.

CERECOR INC.

Notes to Unaudited Financial Statements

1. Business

Cerecor Inc. (the “Company” or “Cerecor”) is a clinical‑stage biopharmaceutical company developing innovative drug candidates to make a difference in the lives of patients with neurological and psychiatric disorders. The Company’s operations since inception have been limited to organizing and staffing the Company, acquiring rights to and developing certain product candidates, business planning and raising capital.

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

The Company has incurred recurring operating losses since inception. For the six months ended June 30, 2016, the Company incurred a net loss of $8.7 million and generated negative cash flows from operations of $7.4 million. As of June 30, 2016, the Company had an accumulated deficit of $62.2 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the clinical development of its product candidates, its preclinical programs, business development and its organizational infrastructure. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. The Company plans to meet its capital requirements primarily through a combination of equity and debt financings, collaborations, strategic alliances, federal and private grants, marketing, distribution or licensing arrangements and in the longer term, revenue from product sales to the extent its product candidates receive marketing approval and are commercialized. There can be no assurance, however, that the Company will be successful in obtaining financing at the level needed to sustain operations and develop its product candidates or on terms acceptable to the Company, or that the Company will obtain approvals necessary to market its products or achieve profitability or sustainable positive cash flow. The Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated cash requirements through the end of 2016. These factors raise significant doubt about the Company’s ability to continue as a going concern.

2. Significant Accounting Policies

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations and cash flows. The balance sheet at December 31, 2015 has been derived from audited financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited financial statements are read in conjunction with the December 31, 2015 audited financial statements.

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

Net Loss Per Share, Basic and Diluted

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted‑average number of shares of common stock outstanding during the period, excluding the dilutive effects, if any, of preferred stock, the investor rights obligation, warrants on preferred stock and common stock, stock options and unvested restricted stock. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the sum of the weighted‑average number of shares of common stock outstanding during the period plus the potential dilutive effects of preferred stock, the investor rights obligation, warrants on preferred stock and common stock, stock options and unvested restricted stock outstanding during the period calculated in accordance with the treasury stock method, although these shares and options are excluded if their effect is anti‑dilutive. In addition, the Company analyzes the potential dilutive effect of any outstanding preferred stock, the investor rights obligation, and warrants on preferred stock and common stock under the “if‑converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding security converts into common stock at the beginning of the period. Because the impact of these items is generally anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and six months ended June 30, 2016 and 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Restricted Cash

During 2013, the Company entered into a lease for new office space for its principal offices in Baltimore, Maryland. The Company initially provided the landlord with a letter of credit in the amount of $175,000 as security by the Company of the Company’s obligations under the lease. The letter of credit is supported by funds that are invested in a certificate of deposit. Provided there has been no event of default by the Company, the Company may, and as of June 30, 2016 has, requested that the amount of the letter of credit be reduced by one‑third (approximately $58,000) at the end of each of the first three years of the lease term. At the expiration of the third year of the lease term, which will occur in the third quarter of 2016, the Company shall deposit with the landlord the sum of $13,000 as a security deposit.

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

Grant Revenue Recognition

The Company recognizes grant revenue when there is (i) reasonable assurance of compliance with the conditions of the grant and (ii) reasonable assurance that the grant will be received. In April 2016, the Company received a research and development grant from the National Institute on Drug Abuse at the National Institutes of Health to provide additional resources for the period from May 2016 through April 2017 for the Company’s ongoing Phase 2 clinical trial for CERC-501, “A Randomized, Double-Blind, Placebo-Controlled, Crossover Design Study of CERC-501 in a Human Laboratory Model of Smoking Behavior.” The amount of the award was $1.0 million. The Company recognizes revenue under grants in earnings on a systemic basis in the period the related expenditures for which the grants are intended to compensate are incurred. As such, the Company has recognized revenue in the amount of $650,488 for the three and six months ended June 30, 2016. In July 2016, the Company received $592,729 of the revenue earned during the three and six months ended June 30, 2016.

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

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2016, the Company does not believe any material uncertain tax positions are present.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue From Contracts With Customers (“ASU 2014‑09”). Pursuant to this update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606), which delays the effective date of ASU 2014-09 by one year.  As a result, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted for annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) and ASU No. 2016-10, Revenue From Contracts With Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), and in May 2016 the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), each of which clarify the guidance in ASU 2014-09 and have the same effective date as the original standard. The Company has not yet determined the impact of adoption of ASU 2014-09, ASU 2016-08, ASU 2016-10, or ASU 2016-12 on the financial statements, although, the impact is not expected to be significant given the Company has not historically recognized significant amounts of revenue.

In August 2014, the FASB issued ASU No. 2014‑15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the potential impact of the adoption of this standard, but believes its adoption will have no impact on its financial position, results of operations or cash flows.

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

3. Net Loss Per Share of Common Stock, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net loss per share, basic and diluted calculation:	2016	2015	2016	2015
Net loss	$(3,524,160)	$(2,912,745)	$(8,664,174)	$(6,150,464)
Weighted-average common shares outstanding	8,650,143	649,721	8,650,143	649,721
Net loss per share, basic and diluted	$(0.41)	$(4.48)	$(1.00)	$(9.47)

The following outstanding securities at June 30, 2016 and 2015 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti‑dilutive:

	June 30,	June 30,
	2016	2015
Series A convertible preferred stock	—	31,116,391
Series A-1 convertible preferred stock	—	9,074,511
Series B convertible preferred stock	—	58,948,735
Stock options	1,520,138	510,884
Warrants on common stock	7,400,934	681,858
Warrants on preferred stock	—	625,208
Investor rights obligation	—	53,351,117
Underwriters' unit purchase option	40,000	—

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

At June 30, 2016 and December 31, 2015, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other current liabilities, long term debt, the term loan warrant liability and the underwriters’ unit purchase option liability. The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short‑term nature of these accounts. The estimated fair value of the Company’s debt of $4.1 million as of June 30, 2016 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2016
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$11,470,494	$—	$—
Liabilities
Warrant liability	$—	$—	$19,866
Unit purchase option liability	$—	$—	$14,660

	December 31, 2015
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$21,122,553	$—	$—
Liabilities
Warrant liability	$—	$—	$27,606
Unit purchase option liability	$—	$—	$50,571

*Investments in money market funds are reflected in cash and cash equivalents on the accompanying Balance Sheets.

Level 3 Valuation

The warrant liability (which relates to warrants to purchase shares of common stock as part of the term loan agreement) is marked‑to‑market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black‑Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of June 30, 2016, include (i) volatility of 90%, (ii) risk free interest rate of 0.91%, (iii) strike price ($8.40), (iv) fair value of common stock ($2.20), and (v) expected life of 4.3 years.

The underwriters’ unit purchase option (the “UPO”) was issued to the underwriters of the Company’s initial public offering (“IPO”) and provides the underwriters the option to purchase up to a total of 40,000 units. The units underlying the UPO will be, immediately upon exercise, separated into shares of common stock, underwriters’ Class A warrants and underwriters’ Class B warrants (such warrants together referred to as the Underwriters’ Warrants). The Underwriters’ Warrants are warrants to purchase shares of common stock. The Company classifies the UPO as a liability as it is a freestanding marked-to-market derivative instrument that is precluded from being classified in stockholders’ equity. The UPO liability is marked‑to‑market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the UPO is exercised, expire or other facts and circumstances lead the UPO to be reclassified to stockholders’ equity. The fair value of the UPO liability is estimated using a Black-Scholes option-pricing model within a Monte Carlo simulation model framework. The significant assumptions used in preparing the simulation model for valuing the UPO as of June 30, 2016, include (i) volatility range of 70% to 85%, (ii) risk free interest rate range of 0.18% to 0.90%, (iii) unit strike price ($7.48), (iv) underwriters’ Class A warrant strike price ($5.23), (v) underwriters’ Class B warrant strike price ($4.49), (vi) fair value of underlying equity ($2.20), and (vii) optimal exercise point of immediately prior to the expiration of the underwriters’ Class B warrants, which occurs on April 20, 2017. The decrease in the fair value of underlying equity was the primary driver of the decrease in fair value of the UPO liability from $50,571 as of December 31, 2015 to $14,660 as of June 30, 2016. This

$35,911 gain on the change in fair value of the UPO liability was recorded to other income in the accompanying statement of operations for the six months ended June 30, 2016.

The table presented below is a summary of changes of the Company’s Level 3 warrant liability and unit purchase option liability for the six months ended June 30, 2016:

	Warrant	Unit purchase
	liability	option liability	Total
Balance at December 31, 2015	$27,606	$50,571	$78,177
Change in fair value	(7,740)	(35,911)	(43,651)
Balance at June 30, 2016	$19,866	$14,660	$34,526

No other changes in valuation techniques or inputs occurred during the six months ended June 30, 2016 and no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six months ended June 30, 2016.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2016	2015
Compensation and benefits	$850,984	$1,128,073
Research and development expenses	1,418,908	464,719
General and administrative	105,924	253,132
Accrued interest	27,780	39,534
Total accrued expenses and other current liabilities	$2,403,596	$1,885,458

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

Lilly CERC-501 License

In 2015, the Company acquired rights to CERC-501, which was previously referred to as OpRA Kappa, through an exclusive, worldwide license from Eli Lilly and Company (“Lilly”). Pursuant to the license agreement, the Company paid $750,000 to Lilly within 30 days of the execution of the license agreement, which was recorded as research and development expense in the accompanying statement of operations for the three months ended March 31, 2015. Upon the Company undertaking a nine-month toxicology study of CERC-501 in non-human primates and delivering a final study report, the Company will be required to pay Lilly an additional $250,000. Additional payments may be due upon achievement of development and regulatory milestones, including the first commercial sale. Upon commercialization, the Company is obligated to pay Lilly milestones and royalties on net sales.

Merck COMTi License

In 2013, the Company entered into a separate exclusive license agreement with Merck pursuant to which Merck granted the Company certain rights in small molecule compounds which are known to inhibit the activity of COMT. In consideration of the license, the Company made a $200,000 upfront payment to Merck, which was recorded as research and development expense in the Company’s statement of operations for the year ended December 31, 2013. For each COMT product that is developed, the Company is required to pay up to $6.2 million in milestone payments upon achievement of various development and regulatory milestones. Upon commercialization of a COMT product, the Company is required to pay Merck a royalty of a low single digit on net sales.

7. Term Loan

In August 2014, the Company entered into a $7.5 million secured term loan from a finance company. The loan is secured by a lien on all of the Company’s assets, excluding intellectual property, which was subject to a negative pledge. The loan contains certain additional nonfinancial covenants. In connection with the loan agreement, the Company’s cash and investment accounts are subject to account control agreements with the finance company that give the finance company the right to assume control of the accounts in the event of a loan default. Loan defaults are defined in the loan agreement and include, among others, the finance company’s determination that there is a material adverse change in the Company’s operations. Interest on the loan is at a rate of the greater of 7.95%, or 7.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%. The interest rate effective from loan inception to December 16, 2015 was 7.95%. Effective December 17, 2015, the prime rate as reported by The Wall Street Journal increased 0.25% resulting in an increase to the current interest rate, which was 8.20% as of June 30, 2016. The loan was interest‑only through May 2015, and is repayable in equal monthly payments of principal and interest of approximately $305,000 over 27 months, which began in June 2015. Debt consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Term loan	$4,065,237	$5,688,256
Less: debt discount	(63,141)	(126,700)
Term Loan, net of debt discount	4,002,096	5,561,556
Less: current portion, net of debt discount	(3,390,993)	(3,208,074)
Long term debt, net of current portion and debt discount	$611,103	$2,353,482

Interest expense, which includes amortization of a discount and the accrual of a termination fee, was approximately $294,000 for the six months ended June 30, 2016, in the accompanying statement of operations.

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

The common stock and accompanying Class A warrants and Class B warrants have been classified to stockholders’ equity in the Company’s balance sheet.

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

At June 30, 2016, the following common stock purchase warrants were outstanding:

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
7,400,934

*Accounted for as a liability instrument (see Note 4)

9.  Stock-Based Compensation

2016 Equity Incentive Plan

On April 5, 2016, the Company’s board of directors adopted the 2016 Equity Incentive Plan (the “2016 Plan”) as the successor to the 2015 Omnibus Plan (the “2015 Plan”). The 2016 Plan was approved by the Company’s stockholders and became effective on May 18, 2016 (the “2016 Plan Effective Date”).

As of the 2016 Plan Effective Date, no additional grants will be made under the 2015 Plan or the 2011 Stock Incentive Plan (the “2011 Plan”), which was previously succeeded by the 2015 Plan effective October 13, 2015. Outstanding grants under the 2015 Plan and 2011 Plan will continue in effect according to their terms as in effect under the applicable plan.

Upon the 2016 Plan Effective Date, the 2016 Plan reserved and authorized up to 600,000 additional shares of common stock for issuance, as well as 464,476 unallocated shares remaining available for grant of new awards under the 2015 Plan. During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, beginning in 2017, by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. As of June 30, 2016, there were 995,290 shares available for future issuance under the 2016 Plan.

The estimated grant date fair market value of the Company’s stock‑based awards is amortized ratably over the employees’ service periods, which is the period in which the awards vest. Stock‑based compensation expense (benefit) recognized for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$27,711	$47,431	$51,152	$43,367
General and administrative	186,402	194,595	1,100,268	248,846
Total stock-based compensation	$214,113	$242,026	$1,151,420	$292,213

During the first quarter of 2016, the Company modified stock options of its former chief executive officer by extending the life of the awards, which were set to expire in March 2016, to coincide with their original life. This modification resulted in the recording of $781,266 of compensation expense, which is included in general and administrative expenses for the six months ended June 30, 2016 in the accompanying statement of operations.

A summary of option activity for the six months ended June 30, 2016 is as follows:

	Options Outstanding
				Weighted average
			Fair value of	remaining
	Number of	Weighted‑average	options	contractual term
	shares	exercise price	granted	(in years)
Balance, December 31, 2015	959,188	$7.68
Granted	560,950	$3.27	$1,275,371
Balance, June 30, 2016	1,520,138	$6.05		8.53
Vested or expected to vest at June 30, 2016	1,520,138	$6.05		8.53
Exercisable at June 30, 2016	642,541	$8.27		7.30

Employee Stock Purchase Plan

On April 5, 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s stockholders and became effective on May 18, 2016 (the “ESPP Effective Date”).

Under the ESPP, eligible employees can purchase common stock through accumulated payroll deductions at such times as are established by the administrator. The ESPP is administered by the compensation committee of the Company’s board of directors. Under the ESPP, eligible employees may purchase stock at 85% of the lower of the fair market value of a share of the Company’s common stock (i) on the first day of an offering period or (ii) on the purchase date. Eligible employees may contribute up to 15% of their earnings during the offering period. The Company’s board of directors may establish a maximum number of shares of the Company’s common stock that my be purchased by any participant, or all participants in the aggregate, during each offering or offering period. Under the ESPP, a participant may not accrue rights to purchase more than $25,000 of the fair market value of the Company’s common stock for each calendar year in which such right is outstanding.

Upon the ESPP Effective Date, the ESPP reserved and authorized up to 500,000 shares of common stock for issuance. On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP shall automatically increase by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, and (ii) 500,000 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. As of June 30, 2016, 500,000 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans (“ASC 718-50”), the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $6,523 for the three and six months ended June 30, 2016.

10. Commitments and Contingencies

Offer Letters

The Company has entered into offer letters with certain of its executives. The letters provide for, among other items, salary, bonus and severance payments.

Office Lease

In August 2013, the Company entered into a lease for new corporate office space location in Baltimore, Maryland. The lease provides for three months of rent abatement and includes escalating rent payments. Rent expense is recognized on a straight‑line basis over the term of the lease. Rent expense for the office lease amounted to approximately $71,000 for the six months ended June 30, 2016 and 2015. Pursuant to the terms of such lease, the Company’s future lease obligation is as follows:

Year ending December 31,
2016*	$76,003
2017	154,845
2018	158,716
$389,564

*Six months remaining in 2016

Obligations to Contract Research Organizations and External Service Providers

The Company has entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s product candidates. The Company was contractually obligated for up to approximately $2.2 million of future services under these agreements as of June 30, 2016. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

11. Subsequent Events

On July 20, 2016, the Company was awarded a research and development grant of approximately $1.0 million from the National Institute on Alcohol Abuse and Alcoholism at the National Institutes of Health. The grant provides the Company with additional resources to progress the development of CERC-501 for the treatment of alcohol use disorder.

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

Overview

We are a clinical-stage biopharmaceutical company developing innovative drug candidates to make a difference in the lives of patients with neurological and psychiatric disorders. We have a portfolio of clinical and preclinical compounds that we believe are best in class due to their unique mechanism of action and where human proof of concept has been established for the compound or the target. We currently have three product candidates in development: CERC‑301, CERC‑501 and CERC‑406.

CERC‑301 is currently in Phase 2 development as an oral, adjunctive treatment for patients with severe major depressive disorder, or MDD, who are failing to achieve an adequate response to their current antidepressant treatment, with a rapid onset of effect. We received fast track designation by the United States Food and Drug Administration, or FDA, in November 2013 for CERC‑301 for the treatment of MDD. CERC‑301 belongs to a class of compounds known as antagonists, or inhibitors, of the N‑methyl‑D‑aspartate, or NMDA, receptor, a receptor subtype of the glutamate neurotransmitter system that is responsible for controlling neurological adaptation. We believe CERC‑301 has the potential to be a first‑in‑class medication that will cause a significant reduction in depressive symptoms in a matter of days, as compared to weeks or months with conventional therapies, because it specifically blocks the NMDA receptor subunit 2B, or NR2B, which we believe provides rapid and significant antidepressant activity without the adverse side effect profile of non-selective NMDA receptor antagonists.

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

 We were incorporated in Delaware in 2011 and commenced operations in the second quarter of 2011. Since inception, our operations have included organizing and staffing our company, business planning, raising capital and developing our product candidates. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception. As of June 30, 2016, we had an accumulated deficit of $62.2 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek marketing approval for, our product candidates. Our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and our ability to continue as a going concern will require us to obtain additional financing to fund our operations.

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

Recent Developments

NIDA Grant

On April 11, 2016, we were awarded a research and development grant of approximately $1.0 million from the National Institute on Drug Abuse at the National Institutes of Health (the “NIDA Grant”). The grant provides us with additional resources for the ongoing Phase 2 clinical trial of CERC-501. We recognized $650,488 of grant revenue during the three months ended June 30, 2016 in accordance with our grant revenue recognition policy as noted below in “Critical Accounting Policies and Significant Judgments and Estimates – Grant Revenue Recognition.”

NIAAA Grant

On July 20, 2016, we were awarded a research and development grant of approximately $1.0 million from the National Institute on Alcohol Abuse and Alcoholism at the National Institutes of Health. The grant provides us with additional resources to progress the development of CERC-501 for the treatment of alcohol use disorder.

Components of Operating Results

Revenue

To date, we have derived all of our revenue from research grants from the National Institutes of Health. We have not generated any revenue from commercial product sales to date. We will not generate any commercial revenue, if ever, until one of our product candidates receives marketing approval and we successfully commercialize such product candidates.

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

As of June 30, 2016, we had eight full‑time employees who were primarily engaged in research and development. We anticipate that our research and development costs, including the need to hire additional research and development employees, will increase in the remainder of 2016 and beyond.

General and Administrative Expenses

General and administrative expenses consist primarily of professional fees, investor and public relations expenses and salaries, benefits and related costs for executive and other personnel, including stock‑based compensation and travel expenses. Other general and administrative expenses include facility‑related costs, communication expenses and professional fees for legal, consulting, and tax and accounting services, insurance, depreciation and general corporate expenses.

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

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions, including those related to clinical and preclinical trial expenses and stock‑based compensation. Actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2016, there were no material changes to our critical accounting policies and use of estimates from those disclosed in Item 7 of our Annual Report on Form 10-K filed with the SEC on March 23, 2016, except with respect to our grant revenue recognition policy, which we adopted in connection with our receipt of the NIDA Grant.

Grant Revenue Recognition

We recognize grant revenue when there is (i) reasonable assurance of compliance with the conditions of the grant and (ii) reasonable assurance that the grant will be received. We recognize revenue under grants in earnings on a systemic basis in the period the related expenditures for which the grants are intended to compensate are incurred.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

Grant Revenue

The following table summarizes our grant revenue for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
	2016	2015
	(in thousands)
Grant revenue	$650	$—

Grant revenue was $650,000 for the three months ended June 30, 2016. The revenue recognized during the quarter was from the NIDA Grant. We did not have grant revenue in the 2015 quarter.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
	2016	2015
	(in thousands)
CERC-301	$677	$1,054
CERC-501	1,270	352
COMTi	35	81
Internal expenses not allocated to programs:
Salaries, benefits and related costs	433	280
Stock-based compensation expense	28	47
Other	59	61
	$2,502	$1,875

Research and development expenses increased by $627,000 compared to the three months ended June 30, 2015 to approximately $2.5 million for the three months ended June 30, 2016. This increase is largely attributable to the $918,000 increase in costs for CERC-501, which was driven by the significant enrollment activity experienced in the second quarter for the ongoing Phase 2 trial, offset by $250,000 of costs incurred in the 2015 quarter related to the in-licensing of CERC-501. We experienced a $377,000 decrease in costs for CERC-301, attributable primarily to wrap-up costs incurred in the 2015 quarter for the Clin301-201 trial. We also incurred increases in salaries, benefits and related costs of $153,000 during the 2016 quarter, driven primarily by salary increases effected at the close of our IPO, as well as an increase in our headcount.

General and Administrative Expenses

	Three Months Ended
	June 30,
	2016	2015
	(in thousands)
Salaries, benefits and related costs	$603	$398
Legal, consulting and other professional expenses	568	320
Stock-based compensation expense	186	195
Other general and administrative expenses	279	103
	$1,636	$1,016

General and administrative expenses increased by $620,000 compared to the three months ended June 30, 2015 to $1.6 million for the three months ended June 30, 2016. Legal, consulting and other professional expenses increased by $248,000, attributable primarily to audit, legal, and investor relations expenses resulting from becoming a public company in October 2015. Salaries, benefits and related costs increased by $205,000, attributable primarily to salary increases effected at the close of our IPO, as well as an increase in our headcount. Further, other general and administrative expenses increased by $176,000 due to business development expenses and other costs.

Change in Fair Value of Warrant Liability, Unit Purchase Option Liability and Investor Rights Obligation

We recognized a gain on the change in fair value of our warrant liability, UPO liability and investor rights obligation of $91,000 during the three months ended June 30, 2016 compared to a net gain of $198,000 during the three months ended June 30, 2015. The gain on the change in fair value during the three months ended June 30, 2016 was due to the decrease in fair value of both our warrant liability and UPO liability, attributable to the decrease in our common stock price at June 30, 2016 compared to the previous quarter-end.

The $198,000 net gain on the change in fair value during the 2015 quarter was primarily due to the decrease in fair value of the investor rights obligation from $1.6 million as of March 31, 2015 to $1.4 million as of June 30, 2015. The investor rights obligation expired in October 2015 upon the closing of our IPO and does not affect any reporting periods thereafter.

Comparison of the Six Months Ended June 30, 2016 and 2015

Grant Revenue

The following table summarizes our grant revenue for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Grant revenue	$650	$—

Grant revenue was $650,000 for the six months ended June 30, 2016. The revenue recognized during the period was from the NIDA Grant. We did not have grant revenue in the 2015 period.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
CERC-301	$1,392	$1,552
CERC-501	2,249	1,103
COMTi	104	158
Internal expenses not allocated to programs:
Salaries, benefits and related costs	884	628
Stock-based compensation expense	51	43
Other	115	115
	$4,795	$3,599

Research and development expenses increased by $1.2 million compared to the six months ended June 30, 2015 to approximately $4.8 million for the six months ended June 30, 2016. This increase is largely attributable to the $1.1 million increase in costs for CERC-501, which was driven by the significant enrollment activity experienced in the second quarter for the ongoing Phase 2 trial, offset by $1.0 million of costs incurred in the 2015 period related to the in-licensing of CERC-501. We experienced a $160,000 decrease in costs for CERC-301, attributable primarily to costs incurred in the 2015 period to wrap-up the Clin301-201 trial, drug development costs, and costs for a pharmacokinetic study in preparation for our ongoing Phase 2 trial for CERC-301. These costs were offset by $1.3 million of costs incurred for our ongoing Phase 2 trial for CERC-301 in the 2016 period compared to $674,000 in the 2015 period. We also incurred increases in salaries, benefits and related costs of $256,000 during the 2016 period, driven primarily by salary increases effected at the close of our IPO, as well as an increase in our headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Salaries, benefits and related costs	$1,252	$861
Legal, consulting and other professional expenses	1,460	471
Stock-based compensation expense	1,100	249
Other	474	196
	$4,286	$1,777

General and administrative expenses increased by $2.5 million compared to the six months ended June 30, 2015 to $4.3 million for the six months ended June 30, 2016. Legal, consulting and other professional expenses increased by $989,000, attributable primarily to audit, legal, and investor relations expenses resulting from becoming a public company in October 2015. Stock-based compensation expense also increased by $851,000, driven by the modification of grants made to our former chief executive officer in the first quarter of 2016 in which the exercise term was extended. Salaries, benefits and related costs increased by $391,000, attributable primarily to salary increases effected at the close of our IPO, as well as an increase in our headcount. Further, other general and administrative expenses increased by $278,000 due to business development expenses and other costs.

Change in Fair Value of Warrant Liability, Unit Purchase Option Liability and Investor Rights Obligation

We recognized a gain on the change in fair value of our warrant liability, UPO liability and investor rights obligation of $44,000 during the six months ended June 30, 2016 compared to a loss of $338,000 during the six months ended June 30, 2015. The $44,000 gain on the change in fair value during the six months ended June 30, 2016 was due to the decrease in fair value of our warrant liability and UPO liability, both attributable to the decrease in our common stock price at June 30, 2016 compared to December 31, 2015.

The $338,000 loss on the change in fair value during the 2015 period was primarily due to the increase in fair value of the investor rights obligation. The investor rights obligation expired in October 2015 upon the closing of our IPO and does not affect any reporting periods thereafter.

Interest Expense, Net

Net interest expense decreased by $92,000 and $160,000 for the three and six month periods ended June 30, 2016 compared to the three and six month periods ended June 30, 2015, respectively. The decrease was primarily due to a decrease in interest associated with a reduction in the principal balance of our secured term loan facility.

Liquidity and Capital Resources

We have devoted most of our cash resources to research and development and general and administrative activities. Since our inception, we have incurred net losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek marketing approval for, our product candidates. We incurred net losses of $8.7 million and $6.2 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, we had an accumulated deficit of $62.2 million, net working capital of $6.5 million and cash and cash equivalents of $11.9 million. To date, we have not generated any revenues from the sale of products and we do not anticipate generating any revenues from the sale of our product candidates for the foreseeable future. Historically, we have financed our operations principally through private placements of common and convertible preferred stock, convertible and nonconvertible debt, as well as our IPO in October 2015.

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

Term Loan

In August 2014, we entered into a $7.5 million secured term loan from a finance company. The loan is secured by a lien on all of our assets, excluding intellectual property, which was subject to a negative pledge. The loan contains certain additional nonfinancial covenants. In connection with the loan agreement, our cash and investment accounts are subject to account control agreements with the finance company that give the finance company the right to assume control of the accounts in the event of a loan default. Loan defaults are defined in the loan agreement and include, among others, the finance company’s determination that there is a material adverse change in our operations. Interest on the loan is at a rate of the greater of 7.95%, or 7.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%. The interest rate effective from loan inception to December 16, 2015 was 7.95%. Effective December 17, 2015, the prime rate as reported by The Wall Street Journal increased 0.25% resulting in an increase to the current interest rate, which was 8.20% as of June 30, 2016. The loan was interest‑only through May 2015, and is repayable in equal monthly payments of principal and interest of approximately $305,000 over 27 months, which began in June 2015. The loan matures in the third quarter of 2017 and had an outstanding balance as of June 30, 2016 of $4.1 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash used in:
Operating activities	$(7,426)	$(4,800)
Investing activities	(19)	—
Financing activities	(1,837)	(799)
Net decrease in cash and cash equivalents	$(9,282)	$(5,599)

Net cash used in operating activities

Net cash used in operating activities was $7.4 million for the six months ended June 30, 2016 and consisted primarily of a net loss of $8.7 million and an increase in grants receivable of $650,000, offset by non‑cash stock-based compensation expense of $1.2 million and an increase in accrued expenses and other liabilities of $518,000.

Net cash used in operating activities was $4.8 million for the six months ended June 30, 2015 and consisted primarily of a net loss of $6.2 million, offset by the net change in operating assets and liabilities of $617,000, including increases in accounts payable and accrued expenses and other liabilities driven by the timing of payments related to our personnel and clinical trial activities. The loss was also offset by the non-cash loss on the change in fair value of the warrant liability and investor rights obligation of $338,000 and non-cash stock-based compensation expense of $292,000.

Net cash used in investing activities

Net cash used in investing activities is limited to purchases of property and equipment consisting of computers and software and furniture and equipment. Our net cash used in investing activities was $19,000 for the six months ended June 30, 2016. We had no expenditures for investing activities during the six months ended June 30, 2015.

Net cash used in financing activities

Net cash used in financing activities was $1.8 million for the six months ended June 30, 2016, which was primarily due to principal payments on our term loan of $1.6 million.

Net cash used in financing activities was $799,000 for the six months ended June 30, 2015, which was due to the payment of offering costs related to our IPO of $546,000 and principal payments on our term loan of $253,000.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund the development of our programs. Following the closing of our IPO in October 2015, we expect to continue to incur significant legal, accounting and other expenses that we were not previously required to incur as a private company. In addition, the Sarbanes‑Oxley Act, as well as rules adopted by the SEC and the NASDAQ Stock Market, requires public companies to implement specified corporate governance practices that were previously inapplicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time‑consuming and costly. We may also acquire or in‑license new product candidates. Based on our research and development plans, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the end of 2016, which raises substantial doubt about our ability to continue as a going concern. We will require substantial additional financing to fund our operations and to continue to execute our strategy.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Unaudited Financial Statements,” Note 2, of this Quarterly Report on Form 10-Q.

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

Further, in 2014 we entered into our term debt facility, which carries a variable interest rate that is the greater of 7.95%, or 7.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%. As a result, increases in market interest rates would generally result in increased interest expense. Given the stable nature of prime rates, the Company does not expect our operating results or cash flows to be materially affected by changes in market interest rates through the date of the maturity of our term debt facility in August 2017. The interest rate effective as of June 30, 2016 was 8.20%.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Identifying and qualifying subjects to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit appropriate subjects to participate in testing our product candidates as well as completion of required follow‑up periods. If subjects are unwilling to participate in our trials because of negative publicity from adverse events in the biotechnology industry or for other reasons, including competitive clinical trials for similar subject populations, the timeline for recruiting subjects, conducting trials and obtaining marketing approval of potential products may be delayed.  For example, we have experienced delays in enrolling patients in our CERC-301 Phase 2 clinical trial, due in part we believe to the highly competitive environment for recruiting patients to clinical trials studying depression. In addition, we believe the decision by the National Institutes of Health to discontinue a Phase 2 trial for CERC-501 was due in part to difficulties experienced in enrolling patients into the trial.

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

4.7	Form of Unit Purchase Option (incorporated by reference to Annex IV of Exhibit 1.1 to the Registration Statement on Form S-1 filed on June 12, 2015).

4.9	Form of Class A Warrant Agreement (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.10	Specimen Class A Warrant Certificate (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.11	Form of Class B Warrant Agreement (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.12	Specimen Class B Warrant Certificate (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.13	Specimen Unit Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.14	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on May 20, 2016).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: August 15, 2016

/s/ Mariam E. Morris
Mariam E. Morris
Chief Financial Officer (Principal Financial Officer)

Date: August 15, 2016