Form 10-Q
period 2016-09-30
Cerecor Inc.
filed 2016-11-08
CIK 1534120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2016
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

As of November 1, 2016, the registrant had 9,264,141 shares of common stock outstanding.

CERECOR INC.

FORM 10-Q

For the Quarter Ended September 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CERECOR INC.

Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,815,177	$21,161,967
Grants receivable	379,256	—
Prepaid expenses and other current assets	210,023	401,550
Restricted cash, current portion	87,882	58,832
Total current assets	9,492,338	21,622,349
Property and equipment, net	40,393	35,216
Restricted cash, net of current portion	50,001	—
Total assets	$9,582,732	$21,657,565
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long term debt, net of discount	$3,189,793	$3,208,074
Accounts payable	809,151	678,109
Accrued expenses and other current liabilities	3,361,189	1,885,458
Warrant liability	44,992	27,606
Unit purchase option liability	90,780	50,571
Total current liabilities	7,495,905	5,849,818
Long term debt, net of current portion and discount	—	2,353,482
Other long term liabilities	1,500,000	370,538
Total liabilities	8,995,905	8,573,838
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000,000 shares authorized at September 30, 2016 and December 31, 2015; zero shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock—$0.001 par value; 200,000,000 shares authorized at September 30, 2016 and December 31, 2015; 9,075,143 and 8,650,143 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	9,075	8,650
Additional paid-in capital	68,974,131	66,638,557
Accumulated deficit	(68,396,379)	(53,563,480)
Total stockholders’ equity	586,827	13,083,727
Total liabilities and stockholders’ equity	$9,582,732	$21,657,565

See accompanying notes to unaudited financial statements.

CERECOR INC.

Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Grant revenue	$321,497	$—	$971,985	$—
Operating expenses:
Research and development	4,581,605	1,237,375	9,376,633	4,835,981
General and administrative	1,703,188	721,658	5,989,053	2,498,475
Loss from operations	(5,963,296)	(1,959,033)	(14,393,701)	(7,334,456)
Other income (expense):
Change in fair value of warrant liability, unit purchase option liability and investor rights obligation	(101,246)	1,465,422	(57,595)	1,127,683
Interest expense, net	(104,183)	(197,470)	(381,603)	(634,772)
Total other income (expense)	(205,429)	1,267,952	(439,198)	492,911
Net loss	$(6,168,725)	$(691,081)	$(14,832,899)	$(6,841,545)
Net loss per share of common stock, basic and diluted	$(0.70)	$(1.06)	$(1.71)	$(10.53)
Weighted-average shares of common stock outstanding, basic and diluted	8,756,393	649,721	8,685,818	649,721

See accompanying notes to unaudited financial statements.

CERECOR INC.

Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(14,832,899)	$(6,841,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,468	17,360
Stock-based compensation expense	1,439,194	321,228
Non-cash interest expense	134,096	204,759
Change in fair value of warrant liability, unit purchase option liability and investor rights obligation	57,595	(1,127,683)
Changes in assets and liabilities:
Grants receivable	(379,256)	—
Prepaid expenses and other assets	191,527	255,248
Restricted cash	(79,051)	58,333
Accounts payable	109,908	318,218
Accrued expenses and other liabilities	2,478,234	178,982
Net cash used in operating activities	(10,860,184)	(6,615,100)
Investing activities
Purchase of property and equipment	(25,646)	(19,984)
Net cash used in investing activities	(25,646)	(19,984)
Financing activities
Proceeds from sale of shares under common stock purchase agreement	1,000,000	—
Principal payments on term debt	(2,459,493)	(1,023,798)
Payment of deferred financing costs	(1,467)	(775,475)
Net cash used in financing activities	(1,460,960)	(1,799,273)
Decrease in cash and cash equivalents	(12,346,790)	(8,434,357)
Cash and cash equivalents at beginning of period	21,161,967	11,742,349
Cash and cash equivalents at end of period	$8,815,177	$3,307,992
Supplemental disclosures of cash flow information
Cash paid for interest	$287,841	$434,971
Supplemental disclosures of noncash financing activities
Accrued deferred financing costs	$101,728	$1,104,316

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

The Company has incurred recurring operating losses since inception. For the nine months ended September 30, 2016, the Company incurred a net loss of $14.8 million and generated negative cash flows from operations of $10.9 million. As of September 30, 2016, the Company had an accumulated deficit of $68.4 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the clinical development of its product candidates, its preclinical programs, business development and its organizational infrastructure. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. The Company plans to meet its capital requirements primarily through a combination of equity and debt financings, collaborations, strategic alliances, federal and private grants, marketing, distribution or licensing arrangements and in the longer term, revenue from product sales to the extent its product candidates receive marketing approval and are commercialized. There can be no assurance, however, that the Company will be successful in obtaining financing at the level needed to sustain operations and develop its product candidates or on terms acceptable to the Company, or that the Company will obtain approvals necessary to market its products or achieve profitability or sustainable positive cash flow. The Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated cash requirements through the end of 2016. These factors raise significant doubt about the Company’s ability to continue as a going concern. The Company has the potential to raise additional cash through a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) as described in Note 8.

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

Net Loss Per Share, Basic and Diluted

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted‑average number of shares of common stock outstanding during the period, excluding the dilutive effects, if any, of preferred stock, the investor rights obligation, warrants on preferred stock and common stock, stock options and unvested restricted stock. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the sum of the weighted‑average number of shares of common stock outstanding during the period plus the potential dilutive effects of preferred stock, the investor rights obligation, warrants on preferred stock and common stock, stock options and unvested restricted stock outstanding during the period calculated in accordance with the treasury stock method, although these shares and options are excluded if their effect is anti‑dilutive. In addition, the Company analyzes the potential dilutive effect of any outstanding preferred stock, the investor rights obligation, and warrants on preferred stock and common stock under the “if‑converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding security converts into common stock at the beginning of the period. Because the impact of these items is generally anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2016 and 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Restricted Cash

During 2013, the Company entered into a lease for new office space for its principal offices in Baltimore, Maryland. The Company initially provided the landlord with a letter of credit in the amount of $175,000 as security by the Company of the Company’s obligations under the lease. The letter of credit is supported by funds that are invested in a certificate of deposit. Provided there has been no event of default by the Company, the Company may request that the amount of the letter of credit be reduced by one‑third (approximately $58,000) at the end of each of the first three years of the lease term. At the expiration of the third year of the lease term, which will occur in the fourth quarter of 2016, the Company is required to deposit with the landlord the sum of $13,000 as a security deposit.

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

Grant Revenue Recognition

The Company recognizes grant revenue when there is (i) reasonable assurance of compliance with the conditions of the grant and (ii) reasonable assurance that the grant will be received. In April 2016, the Company received a research and development grant from the National Institute on Drug Abuse at the National Institutes of Health to provide additional resources for the period from May 2016 through April 2017 for the Company’s ongoing Phase 2 clinical trial for CERC-501, “A Randomized, Double-Blind, Placebo-Controlled, Crossover Design Study of CERC-501 in a Human Laboratory Model of Smoking Behavior.” The amount of the award was $1.0 million. The Company recognizes revenue under grants in earnings on a systemic basis in the period the related expenditures for which the grants are intended to compensate are incurred. As such, the Company has recognized revenue in the amounts of $321,497 and $971,985 for the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, the Company had received $592,729 of the revenue earned during the nine months ended September 30, 2016.

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

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2016, the Company does not believe any material uncertain tax positions are present.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue From Contracts With Customers (“ASU 2014‑09”). Pursuant to this update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606), which delays the effective date of ASU 2014-09 by one year.  As a result, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted for annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) and ASU No. 2016-10, Revenue From Contracts With Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), and in May 2016 the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), each of which clarify the guidance in ASU 2014-09 and have the same effective date as the original standard. The Company has not yet determined the impact of adoption of ASU 2014-09, ASU 2016-08, ASU 2016-10, or ASU 2016-12 on the financial statements, although, the impact, if any, is not expected to be significant given the Company has not historically recognized significant amounts of revenue.

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

3. Net Loss Per Share of Common Stock, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net loss per share, basic and diluted calculation:	2016	2015	2016	2015
Net loss	$(6,168,725)	$(691,081)	$(14,832,899)	$(6,841,545)
Weighted-average common shares outstanding	8,756,393	649,721	8,685,818	649,721
Net loss per share, basic and diluted	$(0.70)	$(1.06)	$(1.71)	$(10.53)

The following outstanding securities at September 30, 2016 and 2015 have been excluded from the computation of diluted weighted-average shares outstanding, as they would have been anti‑dilutive:

	September 30,	September 30,
	2016	2015
Series A convertible preferred stock	—	31,116,391
Series A-1 convertible preferred stock	—	9,074,511
Series B convertible preferred stock	—	58,948,735
Stock options	1,828,441	510,884
Warrants on common stock	7,400,934	681,858
Warrants on preferred stock	—	625,208
Investor rights obligation	—	53,351,117
Underwriters' unit purchase option	40,000	—

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

At September 30, 2016 and December 31, 2015, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other current liabilities, long term debt, the term loan warrant liability and the underwriters’ unit purchase option liability. The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short‑term nature of these accounts. The estimated fair value of the Company’s debt of $3.2 million as of September 30, 2016 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2016
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$8,661,483	$—	$—
Liabilities
Warrant liability	$—	$—	$44,992
Unit purchase option liability	$—	$—	$90,780

	December 31, 2015
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$21,122,553	$—	$—
Liabilities
Warrant liability	$—	$—	$27,606
Unit purchase option liability	$—	$—	$50,571

*Investments in money market funds are reflected in cash and cash equivalents on the accompanying Balance Sheets.

Level 3 Valuation

The warrant liability (which relates to warrants to purchase shares of common stock as part of the term loan agreement) is marked‑to‑market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black‑Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of September 30, 2016, include (i) volatility of 85%, (ii) risk free interest rate of 1.02%, (iii) strike price ($8.40), (iv) fair value of common stock ($4.23), and (v) expected life of 4.1 years.

The underwriters’ unit purchase option (the “UPO”) was issued to the underwriters of the Company’s initial public offering (“IPO”) and provides the underwriters the option to purchase up to a total of 40,000 units. The units underlying the UPO will be, immediately upon exercise, separated into shares of common stock, underwriters’ Class A warrants and underwriters’ Class B warrants (such warrants together referred to as the Underwriters’ Warrants). The Underwriters’ Warrants are warrants to purchase shares of common stock. The Company classifies the UPO as a liability as it is a freestanding marked-to-market derivative instrument that is precluded from being classified in stockholders’ equity. The UPO liability is marked‑to‑market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the UPO is exercised, expire or other facts and circumstances lead the UPO to be reclassified to stockholders’ equity. The fair value of the UPO liability is estimated using a Black-Scholes option-pricing model within a Monte Carlo simulation model framework. The significant assumptions used in preparing the simulation model for valuing the UPO as of September 30, 2016, include (i) volatility range of 65% to 95%, (ii) risk free interest rate range of 0.12% to 1.03%, (iii) unit strike price ($7.48), (iv) underwriters’ Class A warrant strike price ($5.23), (v) underwriters’ Class B warrant strike price ($4.49), (vi) fair value of underlying equity ($4.23), and (vii) optimal exercise point of immediately prior to the expiration of the underwriters’ Class B warrants, which occurs on April 20, 2017. The increase in the fair value of underlying equity was the primary driver of the increase in fair value of the UPO liability from $50,571 as of December 31, 2015 to $90,780 as of September 30,

2016. This $40,209 gain on the change in fair value of the UPO liability was recorded to other income in the accompanying statement of operations for the nine months ended September 30, 2016.

The table presented below is a summary of changes of the Company’s Level 3 warrant liability and unit purchase option liability for the nine months ended September 30, 2016:

	Warrant	Unit purchase
	liability	option liability	Total
Balance at December 31, 2015	$27,606	$50,571	$78,177
Change in fair value	17,386	40,209	57,595
Balance at September 30, 2016	$44,992	$90,780	$135,772

No other changes in valuation techniques or inputs occurred during the nine months ended September 30, 2016 and no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2016.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2016	2015
Compensation and benefits	$849,859	$1,128,073
Research and development expenses	2,166,342	464,719
General and administrative	156,021	253,132
Accrued interest	188,967	39,534
Total accrued expenses and other current liabilities	$3,361,189	$1,885,458

6. License Agreements

Lilly CERC-611 License

On September 22, 2016, the Company entered into an exclusive license agreement with Eli Lilly and Company (“Lilly”) pursuant to which the Company received exclusive, global rights to develop and commercialize CERC-611, previously referred to as LY3130481, a potent and selective Transmembrane AMPA Receptor Regulatory Proteins (“TARP”) γ-8-dependent α-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid (“AMPA”) receptor antagonist. The terms of the license agreement provide for an upfront payment of $2.0 million, of which $750,000 is due within 30 days of the effective date of the license agreement, and the remaining balance of $1.25 million is due after the first subject is dosed with CERC-611 in a multiple ascending dose study. The Company recorded the $2.0 upfront amount as a research and development expense in the accompanying statement of operations for the three and nine months ended September 30, 2016. Additional payments may be due upon achievement of development and commercialization milestones, including the first commercial sale. Upon commercialization, the Company is obligated to pay Lilly milestone payments and a royalty on net sales.

Merck CERC-301 License

In 2013, the Company entered into an exclusive license agreement with Merck & Co., Inc. (“Merck”) pursuant to which Merck granted the Company rights relating to certain small molecule compounds. In consideration of the license, the Company may be required to make initial payments totaling $1.5 million upon the achievement of certain milestones. Pursuant to the license agreement the Company paid an initial payment of $750,000, which was recorded as a research and development expense in the Company’s statement of operations for the year ended December 31, 2013, and upon achievement of acceptance by the United States Food and Drug Administration, or FDA, of Merck pre-clinical data and FDA approval of a Phase 3 clinical trial the Company will pay an additional $750,000. Additional payments may be due upon achievement of development and regulatory milestones, including the first commercial sale. Upon commercialization, the Company is obligated to pay Merck milestone payments and royalties on net sales.

Lilly CERC-501 License

In 2015, the Company acquired rights to CERC-501 through an exclusive, worldwide license from Lilly. Pursuant to the license agreement, the Company paid $750,000 to Lilly within 30 days of the execution of the license agreement, which was recorded as research and development expense in the accompanying statement of operations for the nine months ended September 30, 2015. Upon the Company undertaking a nine-month toxicology study of CERC-501 in non-human primates and delivering a final study report, the Company will be required to pay Lilly an additional $250,000. Additional payments may be due upon achievement of development and regulatory milestones, including the first commercial sale. Upon commercialization, the Company is obligated to pay Lilly milestone payments and royalties on net sales.

Merck COMTi License

In 2013, the Company entered into a separate exclusive license agreement with Merck pursuant to which Merck granted the Company certain rights in small molecule compounds which are known to inhibit the activity of COMT. In consideration of the license, the Company made a $200,000 upfront payment to Merck, which was recorded as research and development expense in the Company’s statement of operations for the year ended December 31, 2013. Additional payments may be due upon the achievement of development and regulatory milestones. Upon commercialization of a COMT product, the Company is required to pay Merck royalties on net sales.

7. Term Loan

In August 2014, the Company entered into a $7.5 million secured term loan from a finance company. The loan is secured by a lien on all of the Company’s assets, excluding intellectual property, which was subject to a negative pledge. The loan contains certain additional nonfinancial covenants. In connection with the loan agreement, the Company’s cash and investment accounts are subject to account control agreements with the finance company that give the finance company the right to assume control of the accounts in the event of a loan default. Loan defaults are defined in the loan agreement and include, among others, the finance company’s determination that there is a material adverse change in the Company’s operations. Interest on the loan is at a rate of the greater of 7.95%, or 7.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%. The interest rate effective from loan inception to December 16, 2015 was 7.95%. Effective December 17, 2015, the prime rate as reported by The Wall Street Journal increased 0.25% resulting in an increase to the current interest rate, which was 8.20% as of September 30, 2016. The loan was interest‑only through May 2015, and is repayable in equal monthly payments of principal and interest of approximately $305,000 over 27 months, which began in June 2015. The loan matures in August 2017. Debt consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Term loan	$3,228,763	$5,688,256
Less: debt discount	(38,970)	(126,700)
Term Loan, net of debt discount	3,189,793	5,561,556
Less: current portion, net of debt discount	(3,189,793)	(3,208,074)
Long term debt, net of current portion and debt discount	$—	$2,353,482

Interest expense, which includes amortization of a discount and the accrual of a termination fee, was approximately $404,000 for the nine months ended September 30, 2016, in the accompanying statement of operations.

In connection with the term loan, the Company issued warrants to purchase 625,208 shares of Series B convertible preferred stock at an exercise price of $0.2999 per share that is exercisable for a period ending in October 2020, which is five years following the closing of the Company’s IPO. Upon the closing of the Company’s IPO, these warrants became warrants to purchase 22,328 shares of common stock at an exercise price of $8.40 per share, in accordance with their terms.  The Company’s warrant to purchase shares of Series B convertible preferred stock represented a freestanding financial instrument that was indexed to an obligation of the Company to repurchase its Series B convertible preferred stock by transferring assets and, therefore, met the criteria to be classified as a liability under FASB ASC 480, Distinguishing Liabilities from Equity. The Company records the warrant liability at its fair value using the Black‑Scholes option pricing model and revalues the warrant at each reporting date (see Note 4).

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

The Aspire Capital Transaction

On September 8, 2016, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital, pursuant to which Aspire Capital committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Under the Purchase Agreement, on any trading day selected by the Company on which the closing price of the Company’s common stock exceeds $0.50, the Company may, in its sole discretion, present a purchase notice directing Aspire Capital to purchase up to 50,000 shares of common stock per day, up to $15.0 million of the Company’s common stock in the aggregate at a per share price calculated by references to the prevailing market price of the Company’s common stock. Upon execution of the Purchase Agreement, the Company issued and sold to Aspire Capital 250,000 shares of common stock at a price per share of $4.00, for gross proceeds of $1.0 million, and concurrently entered into a registration rights agreement with Aspire Capital registering the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. Additionally, as consideration for Aspire Capital entering into the Purchase Agreement, the Company issued 175,000 shares of common stock as a commitment fee. The net proceeds of the Aspire Capital transaction, after offering expenses, to the Company were approximately $900,000 for the three and nine months ended September 30, 2016. As of September 30, 2016, the Company had sold 250,000 shares of common stock to Aspire Capital under the Purchase Agreement. Subsequent to September 30, 2016, the Company sold an additional 188,998 shares of common stock to Aspire Capital under the terms of the Purchase Agreement for gross proceeds of approximately $700,000. As of the date of this filing, the Company may issue to Aspire Capital under the Purchase Agreement 1,115,165 shares of common stock.

Common Stock Warrants

At September 30, 2016, the following common stock purchase warrants were outstanding:

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

Upon the 2016 Plan Effective Date, the 2016 Plan reserved and authorized up to 600,000 additional shares of common stock for issuance, as well as 464,476 unallocated shares remaining available for grant of new awards under the 2015 Plan. During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, beginning in 2017, by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. As of September 30, 2016, there were 691,987 shares available for future issuance under the 2016 Plan.

The estimated grant date fair market value of the Company’s stock‑based awards is amortized ratably over the employees’ service periods, which is the period in which the awards vest. Stock‑based compensation expense recognized for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$43,861	$13,986	$95,013	$57,353
General and administrative	243,913	15,029	1,344,181	263,875
Total stock-based compensation	$287,774	$29,015	$1,439,194	$321,228

During the first quarter of 2016, the Company modified stock options of its former chief executive officer by extending the life of the awards, which were set to expire in March 2016, to coincide with their original life. This modification resulted in the recording of $781,266 of compensation expense, which is included in general and administrative expenses for the nine months ended September 30, 2016 in the accompanying statement of operations.

A summary of option activity for the nine months ended September 30, 2016 is as follows:

	Options Outstanding
				Weighted average
			Fair value of	remaining
	Number of	Weighted‑average	options	contractual term
	shares	exercise price	granted	(in years)
Balance, December 31, 2015	959,188	$7.68
Granted	869,253	$3.48	$2,124,922
Balance, September 30, 2016	1,828,441	$5.68		8.54
Vested or expected to vest at September 30, 2016	1,828,441	$5.68		8.54
Exercisable at September 30, 2016	657,099	$8.19		7.10

Employee Stock Purchase Plan

On April 5, 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s stockholders and became effective on May 18, 2016 (the “ESPP Effective Date”).

Under the ESPP, eligible employees can purchase common stock through accumulated payroll deductions at such times as are established by the administrator. The ESPP is administered by the compensation committee of the Company’s board of directors. Under the ESPP, eligible employees may purchase stock at 85% of the lower of the fair market value of a share of the Company’s common stock (i) on the first day of an offering period or (ii) on the purchase date. Eligible employees may contribute up to 15% of their earnings during the offering period. The Company’s board of directors may establish a maximum number of shares of the Company’s common stock that may be purchased by any participant, or all participants in the aggregate, during each offering or offering period. Under the ESPP, a participant may not accrue rights to purchase more than $25,000 of the fair market value of the Company’s common stock for each calendar year in which such right is outstanding.

Upon the ESPP Effective Date, the ESPP reserved and authorized up to 500,000 shares of common stock for issuance. On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP shall automatically increase by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, and (ii) 500,000 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. As of September 30, 2016, 500,000 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans (“ASC 718-50”), the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $36,690 and $43,213 for the three and nine months ended September 30, 2016, respectively.

10. Commitments and Contingencies

Office Lease

The Company’s corporate office space, which is leased under an operating lease, is located in Baltimore, Maryland. The lease provided for three months of rent abatement and includes escalating rent payments. Rent expense is recognized on a straight‑line basis over the term of the lease. Rent expense for the office lease amounted to approximately $106,000 for the nine months ended September 30, 2016 and 2015. Pursuant to the terms of such lease, the Company’s future lease obligation is as follows:

Year ending December 31,
2016*	$38,471
2017	154,845
2018	158,716
$352,032

*Three months remaining in 2016

Obligations to Contract Research Organizations and External Service Providers

The Company has entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s product candidates. The Company was contractually obligated for up to approximately $1.7 million of future services under these agreements as of September 30, 2016. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

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

Overview

We are a clinical-stage biopharmaceutical company developing innovative drug candidates to make a difference in the lives of patients with neurological and psychiatric disorders. We have a portfolio of clinical and preclinical compounds that we believe are best-in-class due to their unique mechanism of action. We are currently pursuing the development of two clinical Phase 2-stage product candidates, CERC-301 and CERC-501, as well as two earlier stage programs.

CERC‑301 is currently in a Phase 2 clinical trial as an oral, adjunctive treatment for patients with severe major depressive disorder, or MDD, who are failing to achieve an adequate response to their current antidepressant treatment, with a rapid onset of effect. We expect top-line data from this trial in November 2016. We received fast track designation by the FDA in 2013 for CERC‑301 for the treatment of MDD. CERC‑301 belongs to a class of compounds known as antagonists, or inhibitors, of the N‑methyl‑D‑aspartate, or NMDA, receptor, a receptor subtype of the glutamate neurotransmitter system that is responsible for controlling neurological adaptation. We believe CERC‑301 has the potential to be a first‑in‑class medication providing a significant reduction in depressive symptoms in a matter of days, as compared to weeks or months with conventional therapies, because it specifically blocks the NMDA receptor subunit 2B, or NR2B, a mechanism of action we believe may provide rapid and significant antidepressant activity without the adverse side effect profile of non-selective NMDA receptor antagonists.

We are also currently developing CERC‑501, which is in a Phase 2 clinical trial for smoking cessation. We expect top-line data from this trial in December 2016. We intend to develop CERC‑501 for treatment of substance use disorders, such as nicotine, alcohol, and/or cocaine addiction, and as an adjunctive treatment of MDD. If we receive approval for CERC‑501 for treatment of substance use disorders and for adjunctive treatment of MDD, we plan to further develop CERC‑501 for the concurrent treatment of MDD and substance use disorders, or co‑occurring disorders. CERC‑501 is a potent and selective kappa opioid receptor, or KOR, antagonist. KORs are believed to play key roles in modulating stress, mood and addictive behaviors, which form the basis of co‑occurring disorders. We are planning to conduct a Phase 2 clinical trial in inadequately treated subjects with MDD currently on antidepressants. Thereafter we intend to pursue additional studies focused on the adjunctive treatment of MDD and substance use disorders for registration and commercialization. We also intend to pursue studies of the treatment of the co-occurrence of MDD and substance use disorders.

On September 22, 2016, we acquired exclusive, worldwide rights to CERC-611 from Eli Lilly and Company, or Lilly. CERC-611 is a potent and selective Transmembrane AMPA Receptor Regulatory Proteins, or TARP, γ-8-dependent α-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid, or AMPA, receptor antagonist in development as an adjunctive therapy for the treatment of partial-onset seizures with or without secondarily generalized seizures in patients with epilepsy. TARPs are a fairly recently discovered family of proteins that have been found to associate with and modulate the activity of AMPA receptors. TARP γ-8-dependent AMPA receptors are localized primarily in the hippocampus, a region of importance in complex partial seizures and particularly relevant to seizure origination and/or propagation. Research suggests that selectively targeting individual TARPs may enable selective modulation of specific brain circuits without globally affecting synaptic transmission, which may lead to an attractive efficacy, safety and tolerability profile. We expect to file an investigational new drug application, or IND, with the FDA and, if clearance is received, commence Phase 1 development of CERC-611 in 2017.

CERC‑406 is our lead preclinical candidate from our proprietary platform of compounds that inhibit catechol‑O‑methyltransferase, or COMT, within the brain, which we refer to as our COMTi platform. We are anticipating developing CERC‑406 for the treatment of residual cognitive impairment symptoms in patients with MDD.

Development of CERC-301 and CERC-501 beyond the two currently ongoing Phase 2 clinical trials, as well as the development of our other product candidates, will not be possible unless we secure additional funding. If we are unable to raise capital when needed or on attractive terms, we will be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential collaborations and federal grants. However, we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates.

 We were incorporated in Delaware in 2011 and commenced operations in the second quarter of 2011. Since inception, our operations have included organizing and staffing our company, business planning, raising capital and developing our product candidates. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception. As of September 30, 2016, we had an accumulated deficit of $68.4 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek marketing approval for, our product candidates. Our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and our ability to continue as a going concern will require us to obtain additional financing to fund our operations.

We have financed our operations primarily through a public offering and private placements of our common stock and convertible preferred stock. Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate any product revenue unless, and until, we obtain marketing approval for, and commercialize, any of our product candidates. There can be no assurance as to whether or when we will achieve profitability.

Recent Developments

The Aspire Capital Transaction

On September 8, 2016, we entered into a $15 million common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which Aspire Capital committed to purchase up to an aggregate of $15 million of shares of our common stock over the 30-month term of the Purchase Agreement. Under the Purchase Agreement, on any trading day that we select on which the closing price of our common stock exceeds $0.50, we may, in our discretion, present a purchase notice directing Aspire Capital to purchase up to 50,000 shares of common stock per day, up to $15 million of our common stock in the aggregate at a per share price calculated by reference to the prevailing market price of our common stock. Upon execution of the Purchase Agreement, we issued and sold to Aspire Capital 250,000 shares of common stock at a price per share of $4.00, for gross proceeds of $1 million, and concurrently entered into a registration rights agreement with Aspire Capital registering the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. Additionally, as consideration for Aspire Capital entering into the Purchase Agreement, we issued 175,000 shares of common stock as a commitment fee. The net proceeds of the initial purchase of common stock by Aspire Capital, after offering expenses, were approximately $900,000. As of September 30, 2016, we had sold 250,000 shares of common stock to Aspire Capital under the Purchase Agreement. Subsequent to September 30, 2016, we sold an additional 188,998 shares of common stock to Aspire Capital under the terms of the Purchase Agreement for gross proceeds of approximately $700,000. As of the date of this filing, we may issue to Aspire Capital under the Purchase Agreement 1,115,165 shares of common stock.

License of CERC-611

On September 22, 2016, we entered into an exclusive license, development and commercialization agreement, or the Exclusive License Agreement, with Lilly pursuant to which we received exclusive, global rights to develop and commercialize LY3130481, now designated as CERC-611. Our rights under the Exclusive License Agreement are exclusive, even as to Lilly, for the term of the Exclusive License Agreement, with the right to grant sublicenses through multiple tiers. Lilly retains rights for internal, non-clinical research purposes. We are obligated under the Exclusive License Agreement to use commercially reasonable efforts to develop and commercialize CERC-611 at our expense. If Lilly obtains a license for any future patent rights or know-how necessary for the development, commercialization or manufacture under the Exclusive License Agreement, we have the right, but not the obligation, to consent to include such patent rights or know-how, as well as the right to terminate any such license in our discretion.

Pursuant to the Exclusive License Agreement, we paid an initial upfront payment of $750,000, and the remaining upfront payment of $1.25 million is due after the first subject is dosed with CERC-611 in a multiple ascending dose study. We recorded the upfront amount of $2.0 million as a research and development expense for the three and nine months ended September 30, 2016 in the accompanying statement of operations. The terms of the Exclusive License Agreement also require additional one-time payments be made upon achievement of development and commercialization milestones, including the first commercial sale, of up to $67.5 million. Upon commercialization, we are obligated to pay Lilly milestone payments and a royalty in the mid-single digits to low double digits based on net sales. Unless terminated earlier, the Exclusive License Agreement will remain in effect, on a country-by-country basis and product-by-product basis, until the parties’ royalty obligations end.

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

As of September 30, 2016, we had eight full‑time employees who were primarily engaged in research and development. We anticipate that our research and development costs, including the need to hire additional research and development employees, may increase in the future.

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

Change in Fair Value of Warrant Liability, Unit Purchase Option Liability and Investor Rights Obligation

In connection with the issuance of our term debt facility in August 2014, we issued warrants to purchase 625,208 shares of Series B convertible preferred stock. Upon the closing of our initial public offering, or IPO, in October

2015, these warrants became warrants to purchase 22,328 shares of common stock, in accordance with their terms. These warrants represent a freestanding financial instrument that is indexed to an obligation, which we refer to as the Warrant Liability. These warrants are classified as a liability at fair value. This liability is remeasured at each balance sheet date and the change in fair value is recorded within our statement of operations.

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

Interest Expense, Net

Net interest expense is primarily related to interest payments pursuant to the terms of our term debt facility entered into in August 2014, as well as the amortization of the debt discounts and premiums and deferred financing fees in connection with such term debt facility.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions, including those related to clinical and preclinical trial expenses and stock‑based compensation. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2016, there were no material changes to our critical accounting policies and use of estimates from those disclosed in Item 7 of our Annual Report on Form 10-K filed with the SEC on March 23, 2016, except with respect to our grant revenue recognition policy, which we adopted in connection with our receipt of the grant awarded in April 2016 from the National Institute on Drug Abuse at the National Institutes of Health, which provided additional resources for our ongoing Phase 2 clinical trial of CERC-501, or the NIDA Grant.

Grant Revenue Recognition

We recognize grant revenue when there is (i) reasonable assurance of compliance with the conditions of the grant and (ii) reasonable assurance that the grant will be received. We recognize revenue under grants in earnings on a systemic basis in the period the related expenditures for which the grants are intended to compensate are incurred.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

Grant Revenue

The following table summarizes our grant revenue for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	2015
	(in thousands)
Grant revenue	$321	$—

Grant revenue was $321,000 for the three months ended September 30, 2016. The revenue recognized during the quarter was from the NIDA Grant, which provided additional resources for the ongoing Phase 2 clinical trial of CERC-501. We did not have grant revenue in the 2015 quarter.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	2015
	(in thousands)
CERC-301	$1,142	$650
CERC-501	896	94
CERC-611	2,019	—
COMTi	17	42
Internal expenses not allocated to programs:
Salaries, benefits and related costs	400	350
Stock-based compensation expense	44	14
Other	64	87
	$4,582	$1,237

Research and development expenses were $4.6 million for the three months ended September 30, 2016, an increase of approximately $3.3 million compared to the three months ended September 30, 2015. This increase was largely due to the $2.0 million total upfront payments recorded in connection with the license of CERC-611 in September 2016. Additionally, costs for CERC-501 increased by $802,000, primarily due to the significant enrollment activity experienced during the third quarter for our ongoing Phase 2 clinical trial for smoking cessation. Only limited expenses were incurred for CERC-501 in the 2015 period as enrollment for our ongoing Phase 2 clinical trial with CERC-501 did not begin until the first quarter of 2016. Finally, costs for CERC-301 increased by $492,000, primarily due to the significant enrollment activity experienced during the third quarter for our ongoing Phase 2 clinical trial of CERC-301.

General and Administrative Expenses

	Three Months Ended
	September 30,
	2016	2015
	(in thousands)
Salaries, benefits and related costs	$556	$403
Legal, consulting and other professional expenses	725	194
Stock-based compensation expense	244	15
Other general and administrative expenses	178	110
	$1,703	$722

General and administrative expenses were $1.7 million for the three months ended September 30, 2016, an increase of $981,000 compared to the three months ended September 30, 2015. Legal, consulting and other professional expenses increased by $531,000, attributable primarily to audit, legal, and other costs resulting from becoming a public company in October 2015, as well as certain financing expenses. Stock-based compensation expense increased by $229,000 due to a significant increase in the number of options outstanding from September 30, 2015 to September 30,

2016. Salaries, benefits and related costs increased by $153,000, attributable primarily to salary increases effected at the close of our IPO, as well as an increase in our headcount.

Change in Fair Value of Warrant Liability, Unit Purchase Option Liability and Investor Rights Obligation

We recognized a loss on the change in fair value of our warrant liability, UPO liability and investor rights obligation of $101,000 during the three months ended September 30, 2016 compared to a gain of $1.5 million during the three months ended September 30, 2015. The loss on the change in fair value during the three months ended September 30, 2016 was due to the increase in fair value of our warrant liability and UPO liability, both attributable to the increase in our common stock price at September 30, 2016 compared to the previous quarter-end.

The $1.5 million gain on the change in fair value during the 2015 quarter was primarily due to the decrease in fair value of the investor rights obligation from $1.4 million as of June 30, 2015 to $0 as of September 30, 2015. The fair value of the investor rights obligation decreased to $0 as of September 30, 2015 due to our pending IPO. The investor rights obligation expired in October 2015 upon the closing of our IPO and does not affect any reporting periods thereafter.

Interest Expense, Net

Net interest expense decreased by $93,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was primarily due to a decrease in interest associated with a reduction in the principal balance of our secured term loan facility.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Grant Revenue

The following table summarizes our grant revenue for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Grant revenue	$972	$—

Grant revenue was $972,000 for the nine months ended September 30, 2016. The revenue recognized during the period was from the NIDA Grant. We did not have grant revenue in the 2015 period.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
CERC-301	$2,534	$2,202
CERC-501	3,145	1,197
CERC-611	2,019	—
COMTi	121	200
Internal expenses not allocated to programs:
Salaries, benefits and related costs	1,285	978
Stock-based compensation expense	95	57
Other	178	202
	$9,377	$4,836

Research and development expenses were $9.4 million for the nine months ended September 30, 2016, an increase of $4.5 million compared to the nine months ended September 30, 2015. This increase was largely due to the $2.0 million total upfront payment recorded in connection with the license of CERC-611 in September 2016. Additionally, costs for CERC-501 increased by $1.9 million, driven by the significant enrollment activity experienced in the second and third quarters for our ongoing Phase 2 clinical trial for smoking cessation, offset by the $1.0 million of costs incurred in the 2015 period related to the in-licensing of CERC-501. Further, we experienced an increase in costs for CERC-301 of $332,000, driven by the significant enrollment activity experienced in the second and third quarters for our ongoing Phase 2 clinical trial. We also experienced an increase of $307,000 in salaries, benefits and related costs, driven primarily by salary increases effected at the close of our IPO and an increase in our headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Salaries, benefits and related costs	$1,808	$1,264
Legal, consulting and other professional expenses	2,186	665
Stock-based compensation expense	1,344	264
Other	651	305
	$5,989	$2,498

General and administrative expenses were $6.0 million for the nine months ended September 30, 2016, an increase of $3.5 million compared to the nine months ended September 30, 2015. Legal, consulting and other professional expenses increased by $1.5 million, attributable primarily to audit, legal, and other costs resulting from becoming a public company in October 2015, as well as certain financing expenses. Stock-based compensation expense increased by $1.1 million, driven by the modification of grants made to our former chief executive officer in the first quarter of 2016 in which the exercise term was extended, as well as the significant increase in the number of options outstanding from September 30, 2015 to September 30, 2016. Salaries, benefits and related costs increased by $544,000, attributable primarily to salary increases effected at the close of our IPO, as well as an increase in our headcount. Further, other general and administrative expenses increased by $346,000 due to business development expenses and other costs.

Change in Fair Value of Warrant Liability, Unit Purchase Option Liability and Investor Rights Obligation

We recognized a loss on the change in fair value of our warrant liability, UPO liability and investor rights obligation of $58,000 during the nine months ended September 30, 2016 compared to a gain of $1.1 million during the nine months ended September 30, 2015. The $58,000 loss on the change in fair value during the nine months ended September 30, 2016 was due to the increase in fair value of our warrant liability and UPO liability, both attributable to the increase in our common stock price at September 30, 2016 compared to December 31, 2015.

The $1.1 million gain on the change in fair value during the 2015 period was primarily due to the decrease in fair value of the investor rights obligation from $1.1 million as of December 31, 2014 to $0 as of September 30, 2015. The fair value of the investor rights obligation decreased to $0 as of September 30, 2015 due to our pending IPO. The investor rights obligation expired in October 2015 upon the closing of our IPO and does not affect any reporting periods thereafter.

Interest Expense, Net

Net interest expense decreased by $253,000 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was primarily due to a decrease in interest associated with a reduction in the principal balance of our secured term loan facility.

Liquidity and Capital Resources

We have devoted most of our cash resources to research and development and general and administrative activities. Since our inception, we have incurred net losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek marketing approval for, our product candidates. We incurred net losses of $14.8 million and $6.8 million for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, we had an accumulated deficit of $68.4 million, net working capital of $2.0 million and cash and cash equivalents of $8.8 million. To date, we have not generated any revenues from the sale of products and we do not anticipate generating any revenues from the sale of our product candidates for the foreseeable future. Historically, we have financed our operations principally through private placements of common and convertible preferred stock, convertible and nonconvertible debt, as well as our IPO in October 2015.

We will require substantial additional financing to fund our operations and to continue to execute our strategy. Development of CERC-301 and CERC-501 beyond the two ongoing Phase 2 clinical trials, as well as the development of our other product candidates, will not be possible unless we secure additional funding. We anticipate funding our operations over the next several years from further offerings of equity or debt securities, as well as non-dilutive financing arrangements such as federal grants or collaboration agreements. Based on our current research and development plans we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the end of 2016. These factors raise significant doubt about our ability to continue as a going concern. We have the potential to raise additional cash through the Purchase Agreement with Aspire Capital.

Term Loan

In August 2014, we entered into a $7.5 million secured term loan from a finance company. The loan is secured by a lien on all of our assets, excluding intellectual property, which is subject to a negative pledge. The loan contains certain additional nonfinancial covenants. In connection with the loan agreement, our cash and investment accounts are subject to account control agreements with the finance company that give the finance company the right to assume control of the accounts in the event of a loan default. Loan defaults are defined in the loan agreement and include, among others, the finance company’s determination that there is a material adverse change in our operations. Interest on the loan is at a rate of the greater of 7.95%, or 7.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%. The interest rate effective from loan inception to December 16, 2015 was 7.95%. Effective December 17, 2015, the prime rate as reported by The Wall Street Journal increased 0.25% resulting in an increase to the current interest rate, which was 8.20% as of September 30, 2016. The loan was interest‑only through May 2015, and is repayable in equal monthly payments of principal and interest of approximately $305,000 over 27 months, which began in June 2015. The loan matures in the third quarter of 2017 and had an outstanding balance as of September 30, 2016 of $3.2 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash used in:
Operating activities	$(10,860)	$(6,615)
Investing activities	(26)	(20)
Financing activities	(1,461)	(1,799)
Net decrease in cash and cash equivalents	$(12,347)	$(8,434)

Net cash used in operating activities

Net cash used in operating activities was $10.9 million for the nine months ended September 30, 2016 and consisted primarily of a net loss of $14.8 million and an increase in grants receivable of $379,000, offset by non‑cash stock-based compensation expense of $1.4 million and an increase in accrued expenses and other liabilities of $2.5 million.

Net cash used in operating activities was $6.6 million for the nine months ended September 30, 2015 and consisted primarily of a net loss of $6.8 million and a $1.1 million non-cash gain on the change in fair value of our warrant liability and investor rights obligation. These were offset by non-cash stock-based compensation expense of $321,000, non-cash interest expense of $205,000, an increase in accounts payable and accrued expenses and other liabilities of $497,000, and a decrease in prepaid expenses and other assets of $255,000.

Net cash used in investing activities

Net cash used in investing activities is limited to purchases of property and equipment consisting of computers and software and furniture and equipment. Our net cash used in investing activities was $26,000 for the nine months ended September 30, 2016 and $20,000 for the prior year period.

Net cash used in financing activities

Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2016, which consisted of principal payments on our term loan of $2.5 million offset by gross proceeds from the sale of common stock to Aspire Capital under the Purchase Agreement.

Net cash used in financing activities was $1.8 million for the nine months ended September 30, 2015, which consisted of principal payments on our term loan of $1.0 million and the payment of offering costs related to our IPO of $775,000.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund the development of our programs. Following the closing of our IPO in October 2015, we expect to continue to incur significant legal, accounting and other expenses that we were not previously required to incur as a private company. In addition, the Sarbanes‑Oxley Act, as well as rules adopted by the SEC and the NASDAQ Stock Market, requires public companies to implement specified corporate governance practices that were previously inapplicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time‑consuming and costly. We may also acquire or in‑license new product candidates. Based on our research and development plans, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the end of 2016, which raises substantial doubt about our ability to continue as a going concern. We will require substantial additional financing to fund our operations and to continue to execute our strategy. Development of CERC-301 and CERC-501 beyond the two currently ongoing Phase 2 clinical trials, as well as the development of our other product candidates, will not be possible unless we secure additional funding.

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

Further, in 2014 we entered into our term debt facility, which carries a variable interest rate that is the greater of 7.95%, or 7.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%. As a result, increases in market interest rates would generally result in increased interest expense. Given the stable nature of prime rates, the Company does not expect our operating results or cash flows to be materially affected by changes in market interest rates through the date of the maturity of our term debt facility in August 2017. The interest rate effective as of September 30, 2016 was 8.20%.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We have no current source of revenues to sustain our present activities, and we do not expect to generate revenues until, and unless, the FDA or other regulatory agencies approve our product candidates and we successfully commercialize any such product candidates. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

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

The sale of our common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.

We have registered for sale the 175,000 commitment shares and the 250,000 initial purchase shares that we have issued, and 3,461,010 additional shares that we may sell, to Aspire Capital from time to time under the Purchase Agreement. Approximately $14 million, or up to 3,461,010 shares, remains available to be issued to Aspire Capital under the Purchase Agreement as of September 30, 2016. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under the Purchase Agreement may cause the trading price of our common stock to decline.

Aspire Capital may ultimately purchase all, some or none of the common stock that can be sold under the Purchase Agreement. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the Purchase Agreement. Sales by Aspire Capital of shares acquired pursuant to the Purchase Agreement may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire Capital in such offering, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. However, we have the right under the Purchase Agreement to control the timing and amount of sales of our shares to Aspire Capital, and the Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On September 8, 2016, we issued and sold to Aspire Capital 250,000 shares of common stock at a price per share of $4.00, for gross proceeds of $1 million and issued to Aspire Capital 175,000 shares of common stock as a commitment fee as consideration for entering into the Purchase Agreement, both in transactions exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder. Aspire Capital represented that it was an “accredited investor,” as defined in Regulation D, and was acquiring the Securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. On September 16, 2016, we filed a Registration Statement on Form S-1 (File No. 333-213676) that registered the aggregate of 425,000 shares of our common stock sold to Aspire on September 8, 2016. This Registration Statement on Form S-1 was declared effective by the SEC on September 28, 2016.

Use of Proceeds from Registered Securities

Initial Public Offering

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

4.7	Form of Unit Purchase Option (incorporated by reference to Annex IV of Exhibit 1.1 to the Registration Statement on Form S-1 filed on June 12, 2015).

4.9	Form of Class A Warrant Agreement (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.10	Specimen Class A Warrant Certificate (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.11	Form of Class B Warrant Agreement (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.12	Specimen Class B Warrant Certificate (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.13	Specimen Unit Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.14		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on May 20, 2016).

10.1	†	Exclusive License Agreement, dated as of September 22, 2016, by and between Cerecor Inc. and Eli Lilly and Company.

10.1.1		Addendum to Exclusive License Agreement, dated as of October 13, 2016, by and between Cerecor Inc. and Eli Lilly and Company.

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

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

†   Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerecor Inc.

/s/ Uli Hacksell
Uli Hacksell
President, Chief Executive Officer and Chairman of the Board (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: November 8, 2016

/s/ Mariam E. Morris
Mariam E. Morris
Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2016