Form 10-K
period 2016-12-31
Cerecor Inc.
filed 2017-03-14
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of March 10, 2017, there were 10,744,959 outstanding shares of the registrant’s common stock, par value $0.001 per share. The aggregate market value of shares of common stock held by non-affiliates as of December 31, 2016 was $6.8 million.

Documents Incorporated by Reference: Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or other similar words (including their use in the negative), or by discussions of future matters such as the development of product candidates or products, the timing and results of clinical trials, the potential attributes and benefits of our product candidates, the use and sufficiency of capital resources and other statements that are not historical. These statements include but are not limited to statements under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the caption “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and cause our results to differ materially from those expressed or implied by our forward-looking statements. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

ii

Item 1. Business

Overview

We are a biopharmaceutical company that is developing innovative drug candidates to make a difference in the lives of patients with neurological and psychiatric disorders. We have a portfolio of novel clinical and preclinical compounds that we are developing for a variety of indications. Other than three third-party sponsored trials of one of our product candidates, CERC-501, we do not have any ongoing clinical trials of our product candidates. We will require additional funding to further advance the development of our product candidates. We are currently preparing an investigational new drug application, or IND, for CERC-611, but we would require additional funding to advance it into clinical trials. Our portfolio of product candidates is summarized below:

•
CERC-501: Adjunctive Treatment of Major Depressive Disorder. CERC-501 is a potent and selective kappa opioid receptor, or KOR, antagonist, or inhibitor, taken by mouth. It is being developed as an adjunctive treatment of major depressive disorder, or MDD. KORs have been shown to play an important role in stress, mood and addiction. CERC-501 is active in animal models of depression and addiction, and it has been generally well tolerated in four human clinical trials. Currently, three externally funded clinical trials are being conducted to evaluate the use of CERC-501 in treating depressive symptoms, stress-related smoking relapse and cocaine addiction. One trial is being conducted under the auspices of the National Institute of Mental Health, the second trial is a collaboration between Cerecor and Yale University with funding from the National Institutes of Health and the third trial is being conducted at Rockefeller University Hospital with funding from a private foundation. We recently completed a Phase 2 clinical trial for CERC-501 for smoking cessation that was partially funded by a grant from the National Institute on Drug Abuse at NIH. This trial evaluated the effect of 15 mg of CERC-501 administered orally once per day on tobacco reinstatement behavior and assessed subjects’ craving, mood and anxiety during abstinence periods. In December 2016, we reported that CERC-501 did not meet its primary efficacy endpoint in this trial, but it was generally well tolerated. We plan to initiate a Phase 2/3 clinical trial with CERC-501 as an adjunctive treatment of MDD in the next year, subject to the availability of additional funding.

•
CERC-301: Adjunctive Treatment of Major Depressive Disorder. We are developing CERC-301 as an oral, adjunctive treatment for patients with MDD who are failing to achieve an adequate response to their current antidepressant treatment and are severely depressed. We received fast track designation by the U.S. Food and Drug Administration, or FDA, in 2013 for CERC‑301 for the treatment of MDD. CERC‑301 belongs to a class of compounds known as antagonists of the N‑methyl‑D‑aspartate, or NMDA, receptor, a receptor subtype of the glutamate neurotransmitter system that is responsible for controlling neurological adaptation. We believe CERC‑301 has the potential to produce a significant reduction in depression symptoms in a matter of days, as compared to weeks or months with conventional therapies, because it specifically blocks the NMDA receptor subunit 2B, or NR2B. We believe this mechanism of action may provide rapid and significant antidepressant activity without the adverse side effect profile of non‑selective NMDA receptor antagonists, such as ketamine. We recently completed a Phase 2 clinical trial for CERC-301 for the treatment of MDD, in which we evaluated the effect of intermittent oral doses of 12 mg and 20 mg versus placebo. In November 2016, we reported that CERC-301 did not meet its primary endpoint in this trial, but we observed a numerical separation from placebo of the 20 mg dose on day 2, which we believe may correspond to a clinically meaningful treatment effect. We are currently evaluating potential next steps for this program.

•
CERC-611: Adjunctive Treatment of Partial-Onset Seizures in Epilepsy. CERC-611 is a potent and selective transmembrane AMPA receptor regulatory proteins, or TARP, γ-8-dependent α-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid, or AMPA, receptor antagonist, or inhibitor. TARPs are a recently discovered family of proteins that have been found to associate with, and modulate the activity of, AMPA receptors. TARP γ-8-dependent AMPA receptors are localized primarily in the hippocampus, a region of the brain with importance in complex partial seizures and particularly relevant to seizure origination and/or propagation. We believe CERC-611 is the first drug candidate to selectively target and functionally block region-specific AMPA receptors after oral dosing, which we believe may improve the efficacy and side effect profile of CERC-611 over current anti-epileptics. Research also suggests that selectively targeting individual TARPs may enable selective modulation of specific brain circuits without globally affecting synaptic transmission. We plan to file an IND, with the FDA in 2017. Subject to the availability of additional funding, and, if clearance is received from the FDA, we plan to commence Phase 1 development in 2017. We intend to develop CERC-611 as an adjunctive therapy for the treatment of partial-onset seizures, with or without secondarily generalized seizures, in patients with epilepsy.

•
CERC-406: Cognitive Impairment. CERC‑406 is our preclinical candidate that inhibits catechol‑O‑methyltransferase, or COMT, within the brain. We believe CERC‑406 has potential as a treatment of residual cognitive impairment symptoms in patients with MDD among other psychiatric and neurological conditions frequently impacted by impaired cognition.

Members of our management team have extensive pharmaceutical product development and commercialization experience and they have played key roles in the development or commercialization of Abilify®, BuSpar®, Cymbalta®, Nuplazid™, Prozac®, Serzone® and Zyprexa®. Collectively, our officers and directors have contributed to the submission of numerous INDs and New Drug Applications, or NDAs, to the FDA.

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

Our key strategic objectives include:

•
Pursue financing arrangements to fund pipeline development.  We are evaluating opportunities to fund the future development of our clinical product candidates through financing arrangements that provide us with the capital required to achieve our development objectives.

•
Pursue non-dilutive funding of pipeline development. We are exploring opportunities to fund our development programs through collaborations and grants from the government and private foundations, as well as out-licensing arrangements.

•
Explore strategic alternatives focused on maximizing stockholder value. We are reviewing a range of strategic alternatives focused on maximizing stockholder value. Potential strategic alternatives that may be explored or evaluated include an acquisition, merger, business combination or other strategic transaction.

•
Develop CERC-501 as an adjunctive treatment of MDD. Subject to the availability of additional funding, in the next year we will prepare CERC-501 for a Phase 2/3 clinical trial as an adjunctive treatment of MDD in patients with an inadequate response to standard antidepressant therapies. We believe that preclinical and recent clinical evidence supports the use of other KOR antagonists as novel medicines for the treatment of mood- and stress-related conditions, such as MDD. We believe CERC-501 has similar potential.

•
Develop CERC-611 as an adjunctive therapy for seizures in patients with epilepsy. We believe CERC-611 is the first molecule to selectively target and functionally block regionally-specific AMPA receptors after oral dosing and the efficacy and side effect profile may represent an improvement compared to current antiepileptics. We intend to submit an IND with the FDA and, upon acceptance, commence Phase 1 development of CERC-611 in 2017, subject to the availability of additional funding.

Disease Overview

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

Residual Cognitive Impairment Symptoms in Major Depressive Disorder

Several publications, including the 2014 article by Lam et al., titled Cognitive Dysfunction in MDD: Effects on Psychosocial Functions and Implications for Treatment published in the Canadian Journal of Psychiatry, indicate that cognitive dysfunction is an important mediator of disability in MDD. Self‑perceived cognitive impairment has always been recognized as a clinical manifestation of MDD. Cognitive domains that are measurably impaired in MDD include attention, memory, processing speed and executive function. Up to 50% of patients with MDD exhibit measureable cognitive deficits. Deficits in attention and executive function may persist even after remission. Cognitive dysfunction and functional impairments are two of the most common residual complaints among patients with MDD who achieve symptomatic remission. In a study of patients with MDD treated with antidepressants for at least three months who were considered to be in partial or complete remission, 30% to 50% reported residual cognitive symptoms that interfered with functioning. Thus, we believe cognitive dysfunction may represent a dimension of MDD that is independent of mood symptoms. Although standard antidepressants may improve cognitive deficits in MDD, we believe these effects may be limited in magnitude. We believe there is a subgroup of patients who require additional treatment alternatives. Accumulating clinical evidence suggests that cognitive dysfunction is a core psychopathological feature of the disorder.

Epilepsy

Disease Overview and Treatment Limitations

It is estimated the epilepsy patient population in the US, Japan, and five major EU markets (France, Germany, Italy, Spain, and the UK) will increase from 4.6 million cases in 2012 to 5.1 million cases by 2020, representing an increase of 10.7%. The US will have the largest number of diagnosed epilepsy cases across the aforementioned markets, with approximately 2.35 million patients by 2020. It has been reported that there are approximately 150,000 new cases of epilepsy diagnosed annually in the US alone. Epilepsy constitutes an area in which there is still significant unmet medical need, with up to 40% of patients not achieving seizure freedom despite therapy with currently available antiepileptic drugs, or AEDs.

Epilepsy is broadly classified according to whether the contributing seizures are partial-onset or generalized. While the two subtypes produce seizures with different characteristics, the differentiation is most important when deciding upon the appropriate course of treatment. Certain therapies are more effective in partial-onset or generalized seizures, and drugs only gain approval for the seizure subtype in which there is proven efficacy.

According to research conducted by Datamonitor Healthcare of 217 neurologists in the US, Japan, and the five major EU markets , two-thirds of epilepsy patients experience partial-onset seizures, while generalized seizures account for around one-third of cases. There was broad agreement across the countries investigated, with neurologists from every market stating that partial-onset seizures are the predominant seizure type. These figures are consistent with the published literature, with multiple studies also assigning the proportion of epilepsy cases being due to partial-onset seizures in the range of 60% to 67%

Although a large number of treatment options, both pharmacologic and non-pharmacologic, are available to epilepsy patients, a sizable proportion fail to respond to therapy and have so-called treatment-resistant epilepsy. According to the International League Against Epilepsy, or ILAE, treatment-resistant epilepsy, also known as drug-resistant epilepsy, is defined as the failure of adequate trials of two tolerated, appropriately chosen and used anti-epileptic drug schedules (whether as monotherapies or in combination) to achieve sustained seizure freedom. These patients continue to experience seizures, which not only affects quality of life, but may lead to serious consequences, including shortened lifespan, bodily injury, neuropsychologic and psychiatric impairment, and social disability. Mortality rates are estimated to be four to seven times higher in people with treatment-resistant seizures compared to the general population. The results from Datamonitor Healthcare’s research are broadly in line with the latest estimates in the published literature. As the definition of treatment-resistant epilepsy is not yet standardized - the ILAE definition is only a proposal - reported prevalence varies between 20% and 40% of all epilepsy cases.

One type of epilepsy of particular interest is temporal lobe epilepsy, or TLE. TLE is the most common form of partial-onset or localization related epilepsy. It accounts for approximately 60% of all patients with epilepsy. There are two types of TLE; one involves the medial or internal structures of the temporal lobe, or MTLE, while the second, called neocortical temporal lobe epilepsy, involves the outer portion of the temporal lobes. The most common is MTLE, which accounts for 80% of all TLEs. MTLE often begins within a structure of the brain called the hippocampus. It is frequently resistant to currently available medications and is associated with hippocampal sclerosis. Surgery is often the only treatment available.

Current AED therapies target a variety of mechanisms, including gamma-aminobutyric acid, or GABA, receptor agonism, T-type calcium channel blockers, sodium channel modulators, synaptic vesicle glycoprotein 2A, or SV2A, modulation, and inhibition of GABA transaminase. More recently, AMPA receptor antagonists have been investigated and approved for treatment of epilepsy as well.

The chosen AEDs are very similar for partial-onset seizures, irrespective of whether patients respond to treatment or remain refractory. According to Datamonitor Healthcare’s research, levetiracetam remains the most commonly prescribed drug (50.6% of patients), with lamotrigine (32.4%) and carbamazepine (27.3%) second and third, respectively. However, it is notable that each drug’s patient share is increased, reflecting the increased willingness of neurologists to prescribe each drug as part of a combination therapy. The National Institute for Health and Care Excellence guidelines state that various drugs - including carbamazepine, clobazam, gabapentin, lamotrigine, levetiracetam, oxcarbazepine, sodium valproate, or topiramate - should all be considered as adjunctive treatment if initial monotherapy was ineffective or not tolerated.

The sum of all drugs patient shares in the Datamonitor Healthcare survey is over 200%, suggesting that the typical patient receives two AEDs on average to control their treatment-refractory partial-onset seizures. This trend is apparent in each of the US, Japan, and the five major EU markets.

Unmet Needs

Continuous medication with AEDs is necessary even after the seizures have long been suppressed with treatments. AEDs can prevent seizures from happening but are not effective in stopping seizures once they are underway and do not cure epilepsy; that is, they are anti-seizure, but not anti-epileptogenic. Therefore, currently available AEDs should be classified as symptomatic drugs against ictogenesis.

No marketed or pipeline drugs have yet demonstrated anti-epileptogenic properties in humans. In the past 20 years, many new AEDs have come on to the market with the promise of improved seizure control and minimal side effects. Nevertheless, there remain several key unmet needs in the treatment of epilepsy that pharmaceutical companies can target.

1.
Effective treatments for refractory epilepsy subtypes: Despite advances in treatment, the efficacy of current AEDs remains limited, with up to 40% of patients continuing to suffer from uncontrolled seizures (known as refractory epilepsy) despite trying several medications. When two AEDs have failed as monotherapy, the chance of seizure freedom with further monotherapy is very low. Uncontrolled seizures have approximately 40 times higher risk of inflicting mortality.

These patients not only continue to have quality of life-limiting seizures, but may also have other serious consequences, including shortened lifespan, bodily injury, neuropsychologic and psychiatric impairment, and social disability. Mortality rates are estimated to be four to seven times higher in people with treatment-resistant seizures compared to the general population. Consequently, the development of new AEDs with efficacy in treatment-refractory seizures remains an unmet need for improving the quality of life for a substantial proportion of epilepsy sufferers.

2.
AEDs with safer and more tolerable side-effect profiles: Adverse effects from AEDs are common and a major cause of discontinuing drug treatment. The side effects of epilepsy drugs vary widely, and include fatigue, nausea, vomiting, and long-term problems such as osteoporosis. Additionally, some AEDs may produce weight gain (such as valproate), while others may induce weight loss (such as zonisamide and topiramate). Therefore, a significant unmet need in epilepsy treatment is the availability of AEDs that are effective in controlling seizure activity in doses that do not induce adverse side effects.

In producing a dampening effect on neuronal activity in the brain, AEDs have the potential to alter the neurochemical mechanisms that are responsible for thinking skills and mood. Therefore, AEDs often lead to cognitive and behavioral side effects. These side effects include impaired attention, depression, anxiety, and irritability.

Adverse effects on cognition and behavior are an important concern with AED therapy because of the negative effect they can have on activities of daily living, such as driving and occupational functioning. For pediatric patients, reducing cognitive and behavioral side effects is of particular importance due to the potential impact they can have on learning and development. Because these side effects occur while the child’s brain is still developing, long-term effects of the medication remain a possibility. Research has found that adults with childhood-onset epilepsy have fewer educational qualifications and poorer job prospects. Furthermore, the fact that these long term effects were present in adults no longer taking AEDs is indicative that drug treatment or the seizures themselves can permanently impair development. Differential cognitive and behavioral side effects have been established for some AEDs. For example, the sedating AEDs (such as valproate and carbamazepine) can cause fatigue, impaired attention, and depression, while the activating AEDs (such as felbamate and lamotrigine) can cause anxiety, insomnia, and agitation. The most commonly reported adverse effects are also similar to marketed agents and include dizziness, somnolence, irritability, headache, falls, and ataxia.

3.
Better treatment options for elderly patients: According to Datamonitor Healthcare’s research, there are over 1.3 million prevalent epilepsy patients aged 60 or older in the US, Japan, and the five major EU markets, representing 29% of the total prevalent epilepsy population. The management of epilepsy in the elderly population is becoming a global challenge because elderly patients frequently present with concomitant disease and age-related alterations in renal and hepatic function that alter drug metabolism. The changes in metabolism and excretion of drugs associated with aging can result in increased susceptibility to neurotoxic side effects. Furthermore, as many elderly patients are on existing drug treatment for other disorders, the risk of drug interactions is exacerbated.

Product Pipeline

The following table summarizes key information about our product candidates and further detail regarding each product candidate follows:

Product Candidate / Platform	Potential Indication(s)	Stage of Development	Anticipated Milestones
CERC‑501	Adjunctive treatment of MDD	Phase 2	Initiate Phase 2/3 studies in the next year, subject to the availability of additional funding

CERC‑301	Adjunctive treatment of MDD with rapid onset	Phase 2	Next steps being evaluated

CERC‑611	Adjunctive treatment of partial-onset seizures in epilepsy	Preclinical	IND submission and initiate Phase 1 studies in 2017, subject to the availability of additional funding

CERC‑406	Residual cognitive impairment symptoms in MDD	Preclinical	IND submission (timing dependent on the availability of additional funding)

CERC‑501

Adjunctive Treatment of Major Depressive Disorder

In February 2015, we acquired rights to CERC‑501, which was previously referred to as LY2456302 and OpRA Kappa, through an exclusive, worldwide, license from Eli Lilly and Company, or Lilly. CERC‑501 is a high‑binding, selective KOR antagonist. We believe that the availability of a selective, potentially well tolerated and oral kappa antagonist like CERC‑501 represents a unique drug development opportunity for adjunctive treatment of MDD.

We believe CERC‑501 may have the following advantages over conventional antidepressant therapies:

•	highly specific and selective to KOR and, therefore, minimal off‑target pharmacology;

•	available in convenient, once‑a‑day oral dosing; and

•	potential efficacy against addictive disorders.
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

KOR Antagonism

Much of the current knowledge of the kappa opioid system comes from studies of two prototypical KOR antagonists, nor‑BNI and JDTic. In studies, such as those discussed by Lalanne et al. in a paper titled The Kappa Opioid Receptor from Addiction to Depression and Back and published in Frontiers in Psychiatry in 2014, KOR antagonists induced antidepressant‑like effects in animal models and attenuated symptoms associated with withdrawal, such as anxiety behaviors. The therapeutic potential of KOR antagonism has been suggested in animal models of anhedonia, depression, and anxiety, and KOR antagonists reduced the signs of nicotine, heroin and alcohol withdrawal in rodent models of dependence. In these studies conducted by other parties, stress‑induced reinstatement to drug seeking was blunted in mice who had their KOR system genetically deleted, and was also blocked in wild‑type mice by treatment with nor‑BNI and rats treated with JDTic. In the studies summarized by Lalanne et al., KOR antagonists reduced ethanol intake in a number of animal models. Overall, we believe the preclinical data to date support the emerging consensus that selective kappa opioid antagonists may have antidepressant‑ and antianxiety‑ like effects, reduce addictive substance consumption, and reduce behaviors and signs of drug withdrawal. We believe these studies provide the basis for further evaluation of the use of KOR antagonists, like CERC-501, in mood and substance use disorders.

Our Program

Current Development Status

Subject to the availability of additional funding, we intend to develop CERC-501 as an adjunctive treatment of MDD. We believe CERC‑501 has potential as an adjunctive treatment of MDD taken once-a-day by mouth.

Overview of Externally Funded and Conducted Studies

In connection with our in‑license of CERC‑501 from Lilly, we expect to receive the results of three external clinical trials that are currently being conducted to evaluate the use of CERC-501 in treating depressive symptoms, stress-related smoking relapse and cocaine addiction. The following is a summary of these three clinical trials:

•
Impact of the KOPr Antagonist OpRA Kappa in Persons at Specific Stages of Cocaine Addiction Trajectory, Versus Normal Volunteers.  This single site trial, which began in September 2014, is being conducted under the leadership of Mary Jeanne Kreek, MD, Professor and Head of Laboratory, The Rockefeller University, and Senior Physician, The Rockefeller University Hospital.

•
A Phase 2 Study to Evaluate the Kappa Opioid Receptor As a Target for the Treatment of Mood and Anxiety Spectrum Disorders by Evaluation of Whether LY2456302 Engages Key Neural Circuitry Related to the Hedonic Response.  Dr. Andrew Krystal of Duke University Medical Center serves as the principal investigator of this 6 site clinical study, which began in 2015 and is being conducted under the auspices of the National Institute of Mental Health.

•
Does CERC-501 Attenuate Stress-Related Smoking Lapse? This trial, which enrolled its first subject in August 2016, is a collaborative effort between Cerecor and Dr. Sherry McKee of Yale University and is supported by funding from the National Institutes of Health.

CERC‑301

Adjunctive Treatment of Major Depressive Disorder

CERC‑301 is an oral and specific NR2B antagonist that we are developing as a novel oral adjunctive medication for patients with severe MDD who are failing to achieve an adequate response to their current antidepressant treatment. We believe CERC‑301 may have a rapid onset of effect, be well tolerated and have fewer side effects than the leading adjunctive treatments currently available, such as atypical antipsychotics, whose treatment efficacy is hindered by side effects such as weight gain and increased risk of diabetes. We expect that a drug with these attributes would lead to improved compliance and outcomes.

We acquired MK‑0657, which is now known as CERC‑301, from Merck & Co., Inc., or Merck, in 2013 through an exclusive worldwide license. We believe that its specific NR2B inhibition has the potential to provide both the rapid antidepressant and suicidality reduction effects of non‑selective NMDA antagonists, without many of their side effects, including increases in heart rate and mental status changes. Preliminary trials of CERC-301 by Merck in healthy subjects failed to demonstrate clinically significant changes in mental status, although modest changes in blood pressure were observed. As discussed in a 2009 article titled Allosteric Modulators of NR2B‑Containing NMDA Receptors: Molecular Mechanisms and Therapeutic Potential, there is animal evidence that compounds selectively targeting NR2B receptor subunits, such as CERC‑301, retain many of the beneficial effects while reducing many of the less desirable side effects of other NMDA antagonists.

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

We believe CERC‑301 may have some of the following advantages over ketamine and other non‑selective NMDA antagonists:

•	minimal, if any, psychotomimetic effects, such as hallucinations and intoxication;

•	available in a convenient, oral dosing form suitable for intermittent dosing; and

•	ability to use for the prevention of a relapse of depression.

Additionally, we believe that CERC‑301 may have the following advantages over conventional antidepressant therapies and currently approved adjunctive therapies:

•	more rapid onset of action;

•	higher rate of response and remission;

•	reduced/absent sexual side‑effect profile; and

•	enhanced safety profile with respect to weight gain and increased risk of diabetes.

We received fast track designation for CERC‑301 in November 2013 for the treatment of MDD. Fast track designation may help facilitate our development of CERC‑301 and expedite the FDA’s review of our marketing application as it may allow us to have more frequent meetings and correspondence with the FDA and the FDA may initiate review of sections of an NDA on a rolling basis before the application is complete. In November 2016, we announced the top-line clinical results from our Phase 2 clinical trial (Clin301-203) with CERC-301 for the adjunctive treatment of MDD. CERC-301 missed the primary endpoint but the 20 mg dose showed signals of efficacy at day 2. We are currently assessing the next steps for development of this product candidate.

CERC-611

Adjunctive Treatment of Partial-Onset Seizures in Epilepsy

We acquired LY3130481, which is now known as CERC-611, from Lilly in June, 2016 through an exclusive worldwide license. We believe CERC-611is the first molecule to selectively target and functionally block region-specific AMPA receptors after oral dosing. This selectivity was engineered into CERC-611 by chemical SAR studies to achieve selective blockade of the AMPA receptor regulator protein or TARP γ-8 (high density in hippocampus, a region of importance in partial-onset epilepsies) while sparing AMPA receptors associated with TARP γ-2 (high density in cerebellum regulating the ataxia and falling associated with perampanel-Fycompa™). Because of the predominant hippocampal location of TARP γ-8-dependent AMPA receptors, we believe that the efficacy and side effect profile of CERC-611 may be improved compared to current antiepileptics.

We believe CERC-611may:

•
Have efficacy in refractory partial-onset seizures as an adjunctive therapy. It may be uniquely qualified to treat temporal lobe seizures, unlike any other current or pipeline therapy, due to its selectivity for the TARP γ-8-dependent AMPA receptors

•	Lack sedative, ataxic, or falling side effects of global AMPA receptor antagonists such as perampanel-Fycompa™

•	Have a reduced or absent requirement for multi-week dose titration

•	Potentially mitigate some of the side-effect liabilities associated with other conjointly administered antiepileptic medications.

Emergence of AMPA Receptor Antagonists as Anti-Epileptic Drugs (AEDs)

AMPA receptors are glutamate-sensitive ion channels on postsynaptic membranes of excitatory synapses in the central nervous system and are largely responsible for mediating fast neurotransmission across synaptic gaps. AMPA receptor antagonists are known anticonvulsant agents and their ability to down modulate excitatory neurotransmission is key to their anti-epileptic therapeutic potential. However, because AMPA receptor activity is so ubiquitous in the central nervous system, or CNS, general antagonism affects most areas of the CNS, resulting in undesired effects, such as ataxia, falls, sedation, and/or dizziness, which are shared by all known general or broad spectrum AMPA receptor antagonists, e.g., parampanel, talampanel. Typically these general or broad spectrum antagonists have a very narrow therapeutic dosing window, meaning that typically the doses needed to obtain anticonvulsant activity are close to or overlap with doses at which undesired effects are observed.

TARPs are a fairly recently discovered family of proteins that have been found to associate with and modulate the activity of AMPA receptors. Several TARPs are fairly region-specific in the brain, leading to physiological differentiation of the AMPA receptor activity. As for example, TARP γ-2 (stargazing)-dependent AMPA receptors are primarily localized in the cerebellum and cerebral cortex and TARP γ-8-dependent AMPA receptors are localized primarily in the hippocampus, a region particularly relevant to seizures origination and/or propagation. It has been theorized that targeting individual TARPs may enable selective modulation of specific brain circuits without globally affecting synaptic transmission.

Our Program

Current Development Status

Our plan is to develop, register and commercialize CERC-611 as an adjunctive therapy for the treatment of partial-onset seizures, with or without secondarily generalized seizures, in patients with epilepsy aged 12 years and older. Our first step is to simultaneously complete technology transfer with Lilly and also complete and submit the IND to the FDA. Once the IND has been reviewed and accepted we plan to initiate Phase 1 single ascending dose (SAD) and multiple ascending dose (MAD) clinical studies, subject to the availability of additional funding. If we are successful in demonstrating continued safety and tolerability in these studies we anticipate progressing development into Phase 2 efficacy and dose ranging studies in epilepsy.

COMTi Platform

In 2013, we acquired rights to our COMTi platform by means of an exclusive, worldwide license from Merck. COMT is an enzyme that is critical for the inactivation and metabolism of dopamine and its inhibition in the brain has potential applicability in treating subjects with neuropsychiatric conditions, including MDD, schizophrenia, Parkinson’s disease and pathological gambling. We believe compounds from this platform increase dopamine levels in the prefrontal cortex, or PFC, which is the region of the brain that is responsible for working memory, attention tasks and decision making, all of which are human attributes that we collectively refer to as executive function. We have selected CERC-406 as our first preclinical candidate from the COMTi platform. We anticipate establishing the data set necessary to select additional preclinical lead candidates for treatment of various conditions where impaired executive function is a core symptom, subject to the availability of funding. These programs will target the improvement of working memory and executive function, which are key components of cognition.

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

CERC‑406

CERC‑406 is a small, orally active molecule and is a selective COMT inhibitor with low inhibitory activity on peripheral COMT. We intend to develop CERC‑406 as an oral adjunctive medication for patients with residual cognitive impairment symptoms suffering from MDD. We selected CERC‑406 as our lead preclinical candidate from our COMTi platform because in preclinical testing we observed that it had lower potential of peripheral, off target side effects, rapid absorption and bioavailability, good brain penetration and a favorable dose‑dependent biomarker profile in rats. We have also observed that CERC‑406 has an off‑rate on brain COMT that is slower than tolcapone, potentially implying a good duration of effect. In preclinical studies it appears that CERC‑406 may have favorable drug distribution and metabolism properties, suggesting that it has the potential to be administered orally on a once or twice daily basis.

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

Current Development Status

We anticipate to advance the characterization of the safety and efficacy of CERC‑406 in preclinical animal studies, to advance manufacturing of product for potential clinical trials, and to file an IND for CERC‑406, subject to the availability of additional funding.

Other Business Development Activities

From time to time we may consider strategic transactions, such as mergers and acquisitions of companies, asset purchases and in‑licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including strategic partnerships, collaborations, joint ventures, business combinations and investments. We believe we have the ability to identify, evaluate and procure valuable product programs that are consistent with our goal of becoming a leader in the development of innovative drugs that make a difference in the lives of patients with neurological and psychiatric disorders. We plan to continue to evaluate these opportunities to expand our product candidate portfolio in a fashion that fits within our core strategy and enhances our overall value.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technology and other inventions that are important to our business. As more fully described below, we have issued patents covering the compounds and compositions of CERC‑501, CERC-301, CERC‑611 and CERC-406. We also may rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

•
CERC-611. We possess worldwide exclusive rights to manufacture, use and sell LY3130481, now known as CERC-611.  The CERC-611 patent portfolio consists of two patent families.  The first family includes a U.S. patent and close to 50 international applications with composition of matter and use claims for CERC-611.  The projected expiration date of the U.S. patent, exclusive of any patent term extension, is November 20, 2033.  The second family includes U.S. and international applications with composition of matter and use claims of varying scope for additional selective TARP γ-8-dependent AMPA receptor antagonists.  If granted, patents in the second family are expected to expire on or after May 21, 2035, depending on possible patent term adjustment and/or extension.

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

CERC-611

As part of the exclusive license agreement with Lilly, we assumed all accountability and responsibility for existing drug substance of CERC‑611, as well as all future manufacturing of CERC‑611 for development and commercialization. Technology transfer from Lilly to Cerecor is ongoing including identifying and qualifying manufacturers to provide the active pharmaceutical ingredient, drug product and fill‑and‑finish services prior to submission of the IND and start of Phase 1 clinical studies.

License Agreements

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

Our license agreement with Lilly will remain in effect on a product by product and country by country basis until our obligation to pay royalties under the license agreement expires with respect to such product in such country. Upon expiration of the license agreement with respect to a product in a country, our license grant for such product in such country will become a fully paid up, royalty free, irrevocable, perpetual non-exclusive license.

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

Our license agreement with Merck will remain in effect on a product‑by‑product and country‑by‑country basis until our obligation to pay royalties under the license agreement expires with respect to such product in such country. Upon expiration of the license agreement with respect to a product in a country, our license grant for such product in such country will become a fully paid‑up, royalty‑free, irrevocable, perpetual non‑exclusive license.

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

Lilly CERC-611 License

In September 2016, we entered into an exclusive license agreement with Lilly pursuant to which we received exclusive, global rights to develop and commercialize CERC-611, previously referred to as LY3130481. In connection with the license, we granted Lilly a right of first negotiation to obtain an exclusive, worldwide license and/or other worldwide rights to develop or commercialize a licensed product. Pursuant to such right of first negotiation, we must provide advance notice to Lilly if we intend to offer a license of any kind, or to assign or transfer or otherwise convey any other rights related to the development or commercialization of a licensed product. If Lilly either chooses not to exercise its right of first negotiation or we fail to enter into an agreement with Lilly as provided in the agreement, we will be free to enter into negotiations and contract with third parties with respect to any licensed products and will have no further obligation to Lilly regarding such licensed products.

The terms of the license agreement provide for an upfront payment of $2.0 million, of which $750,000 was due within 30 days of the effective date of the license agreement, and the remaining balance of $1.25 million is due after the first subject is dosed with CERC-611 in a multiple ascending dose study. For the first licensed product we develop, we are required to make milestone payments in an amount not to exceed, in the aggregate, $17.5 million upon the achievement of various development and regulatory milestones, including first commercial sale. Additionally, we are required to make sales milestone payments in an amount not to exceed $50.0 million. Upon commercialization of a licensed product, we will pay Lilly a tiered royalty on net sales from mid-single digits to low-double digits. The royalty obligation will be on a product by product and country by country basis until the later of (i) the expiration of the last to expire valid patent claim covering the licensed product in such country, or (ii) 11 years from the first commercial sale of the licensed product in such country.

Our license agreement with Lilly will remain in effect on a product by product and country by country basis until our obligation to pay royalties under the license agreement expires with respect to such product in such country. Upon expiration of the license agreement with respect to a product in a country, our license grant for such product in such country will become a fully paid up, royalty free, irrevocable, perpetual non-exclusive license.

We have the unilateral right to terminate the license agreement in its entirety without cause upon 90 days prior written notice to Lilly. Either party may terminate the license agreement in its entirety in the event of an uncured material breach by the other party, upon the other party's filing or institution of bankruptcy, reorganization, liquidation or receivership proceeding or upon an assignment of a substantial portion of its assets for the benefit of creditors. If Lilly terminates the agreement for cause, or if we exercise our right to terminate the agreement without cause, the rights granted to us under this license will revert to Lilly.

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

Commercialization

We have not yet established a sales, marketing or product distribution infrastructure because our candidates are still in preclinical or early clinical development. We intend to selectively retain commercialization or co‑commercialization rights in the United States for CERC‑501, CERC‑301, CERC-611 and certain indications of our COMTi platform, which we may complement with co‑promotion agreements with partners. For those product candidates for which we receive marketing approval, we plan to build a specialty sales force and marketing team as well as to collaborate with third parties to market the approved product candidates in the United States. We may also seek to commercialize any of our approved products outside of the United States, although we only plan to do so with one or more collaborators.

Competition

We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, both in the United States and abroad. We compete, or will compete, with existing and new products being developed by our competitors. Some of these competitors are pursuing the development of pharmaceuticals that target the same diseases and conditions that our research and development programs target. Even if we and our potential collaborators are successful in developing our product candidates, the resulting products would compete with a variety of established drugs in the areas of depression, bipolar depression, schizophrenia, epilepsy, Parkinson’s disease, substance use disorders and pain and impulse control disorders, or ICDs.

CERC‑501

To our knowledge, there are no other single moiety selective KOR antagonists in development to date. ALKS 5461, however, is believed to be acting as a functional KOR antagonist that successfully completed its Phase 3 development for MDD as an adjunctive antidepressant in patients with MDD. To our knowledge, the only other competitive program that is being studied in depression and substance use disorders is LY2940094 by Lilly that is in Phase 2 development for the treatment of both MDD and alcohol dependence.

CERC‑301

CERC‑301 will compete with other drugs used as adjunctive therapies for the treatment of MDD, such as Abilify, marketed by Otsuka America Pharmaceutical, Inc. and Bristol‑Myers Squibb; Seroquel XR, marketed by Astra Zeneca; and bupropion, a generic drug. Furthermore, to our knowledge, there are five competitive rapid onset antidepressant or anti‑suicide programs in development:

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

CERC-611

The epilepsy market is crowded with current therapies targeting a variety of mechanisms, including GABA receptor agonism, T-type calcium channel blockers, sodium channel modulators, synaptic vesicle protein SV2A modulation, and inhibition of GABA transaminase. More recently, a new class of AMPA receptor antagonists have been approved for the treatment of epilepsy.

CERC-611, if we are successful in developing it and it gains regulatory approval, would compete with a number of branded and generic AEDs. A few major pharmaceutical companies (GSK (Lamictal/XR), Pfizer (Lyrica)) and specialty players (UCB (Vimpat, Keppra), Lundbeck (Sabril) and Supernus (Trokendi XR)) dominate the anti-epilepsy drug therapy market. New market entrants such as Sage Pharmaceuticals and GW Pharmaceuticals are targeting difficult to treat orphan patient populations such as super-refractory status epilepticus and Dravet Syndrome, respectively. To our knowledge, there are no other TARP γ-8-dependent AMPA receptor antagonist s in development other than CERC-611.

CERC‑406

There are no approved pharmacologic treatments for cognitive impairment associated with MDD in the U.S. at this time. In March 2015, vortioxetine (Brintellix®), marketed in the United States by Lundbeck Pharmaceuticals, which was originally developed and commercialized for the treatment of MDD, received a positive opinion from the Committee for Medicinal Products for Human Use of the European Medicines Agency to expand the label to include information for cognitive function in patients with depression. A supplemental application for the addition of clinical data to the FDA approved product label for Brintellix was not approved by the FDA.

COMT Inhibitor Platform

Our potential products for the treatment of schizophrenia would compete with Zyprexa, marketed by Lilly; Risperdal, marketed by J&J; Abilify, Seroquel, and Clozaril. Zyprexa (olanzapine), Risperdal (risperidone), Seroquel (quetiapine) and Clozaril (clozapine) are all now generic in the United States. Currently, no treatments are approved for cognitive impairment associated with schizophrenia.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti‑Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are narrowly drawn. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not meet the requirements of a statutory or regulatory exception or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.

The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively Affordable Care Act, which, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain provisions of the criminal health care fraud statute (discussed below) such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim for payment for items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Penalties for violation of the Anti-Kickback Statute include criminal fines, imprisonment, civil penalties and damages, exclusion from participation in federal healthcare programs and corporate integrity agreements or deferred prosecution agreements. Conviction or civil judgments are also grounds for debarment from government contracts.

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

In the European Union, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten‑year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Employees

As of December 31, 2016, we had 15 full‑time employees, eight of whom were primarily engaged in research and development activities and three of whom had an M.D. and/or Ph.D. degree. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risks Related to Our Financial Position and Capital Needs

We will require additional capital to continue to fund our operations and to finance the further advancement of our product candidates, which may not be available to us on acceptable terms, or at all. Failure to obtain this necessary capital in the near term will force us to delay, limit or terminate our product development efforts or cease our operations.

At December 31, 2016, we had $5.1 million in cash and cash equivalents and $4.3 million in current liabilities. Accordingly, we do not currently have sufficient funds to finance our continuing operations beyond the short term or to further advance any of our product candidates, including our planned initiation of a Phase 2/3 clinical trial with CERC-501 as an adjunctive treatment of major depressive disorder, or MDD, in the next year, or our plan to commence Phase 1 development of CERC-611 in 2017. We will require additional capital in the near term to finance our operations and pursue any further development of our product candidates. Following the conclusion of our recent Phase 2 clinical trial for CERC-501 for smoking cessation, which failed to meet its primary efficacy endpoint, we plan to initiate a Phase 2/3 clinical trial for CERC-501 in the next year, subject to the availability of additional funding. We are assessing the results of our recent Phase 2 clinical trial for CERC-301 for MDD which failed to meet its primary efficacy endpoint but we believe suggested a potentially clinically meaningful treatment effect in the 20 mg dose, and will announce potential next steps at a later date. We plan to file an investigational new drug application, or an IND, with the FDA for CERC-611, and commence Phase 1 development in 2017 as an adjunctive therapy for the treatment of partial-onset seizures in patients with epilepsy, subject to the availability of additional funding.

As a research and development company, our operations have consumed substantial amounts of cash since inception. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time‑consuming, expensive and uncertain process that takes years to complete, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates into clinical trials or obtain and advance additional product candidates. Circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our product candidates through clinical trials, we may fail to meet our primary or secondary endpoints, which we recently reported had occurred for our Phase 2 clinical trials for CERC-301 and CERC-501, respectively, and previously had occurred for our first Phase 2 study for CERC‑301, requiring us to complete more trials than originally expected or we may discover serious adverse side effects. Moreover, as we move our COMT inhibitor, or COMTi, product candidates, such as CERC‑406, through preclinical studies and continue to evaluate the development plan for CERC-611, submit INDs and initiate clinical trials, we may produce adverse results requiring us to find new product candidates. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through collaborations if we choose to initiate additional clinical trials for product candidates. In any event, we will require additional capital to obtain marketing approval for, and to commercialize, future product candidates.

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

If we do not raise additional capital in the near term in sufficient amounts, we would be prevented from pursuing development and commercialization efforts and we could be required to cease operations altogether.

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

If a lack of available capital results in our inability to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected. We had cash and cash equivalents of $5.1 million as of December 31, 2016.

We may be unable to issue securities under our shelf registration statement, which may have an adverse effect on our liquidity.

We have filed a shelf registration statement on Form S-3 with the SEC.  The registration statement was filed in reliance on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period.  At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6.  This calculation will be updated immediately after we file this Annual Report on Form 10-K and we expect that the amount of securities we will be able to sell under the registration statement on Form S-3 thereafter will be approximately $3.3 million. Based on this calculation and as a result of our equity distribution agreement with Maxim, we expect that we will be unable to sell additional securities pursuant to our effective registration statement on Form S-3 for a period of twelve months following the date of the equity distribution agreement, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly. If we cannot sell securities under our shelf registration, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

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

We are a clinical‑stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate an adequate effect or acceptable safety profile, gain marketing approval and become commercially viable. To date, we have financed our operations primarily through private placements of our common and convertible preferred stock and convertible debt, as well as our initial public offering in October 2015, our common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which Aspire Capital is committed to purchase up to an aggregate of $15.0 million of our shares of common stock over the 30-month term of the Purchase Agreement and our equity distribution agreement with Maxim Group LLC, or Maxim, pursuant to which we may offer and sell shares of our common stock from time to time through Maxim, acting as sales agent. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in 2011. We incurred net losses of $16.5 million, $10.5 million and $16.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $70.0 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development program and from general and administrative costs associated with our operations.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, our product candidates. If we do not successfully develop and obtain marketing approval for our product candidates and effectively market and sell any product candidates that are approved, we may never generate product sales. Even if we do generate product sales, we may never achieve or sustain profitability on an annual basis. Furthermore, following our initial public offering in October 2015, we have incurred additional costs associated with operating as a public company. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Raising additional capital will cause dilution to our existing stockholders or restrict our operations.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, such raises will result in substantial dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to the offered securities and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

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

We commenced active operations in 2011. To date our operations have consisted of organizing and staffing our company, business planning, raising capital and developing our product candidates and platform. We have not yet demonstrated our ability to successfully develop any product candidate, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Since inception, we have in‑licensed each of our product candidates, including most recently CERC-611, and our COMTi platform. From time to time we may consider additional in‑licensing of products and other strategic transactions, such as acquisitions of companies, asset purchases and out‑licensing of product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including strategic partnerships, collaborations, joint ventures, business combinations and investments. Any such transaction may require us to incur non‑recurring or other charges, may increase our near and long‑term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

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

Risks Related to Our Business and Industry

We are heavily dependent on the success of our product candidates, CERC‑501, CERC-611 and potentially CERC-301. If we fail to obtain marketing approval for and commercialize any product candidates, or experience delays in doing so, our business will be materially harmed.

Subject to the availability of additional funding, we intend to invest a significant portion of our efforts and financial resources in the development of our product candidates CERC‑501, CERC-611 and possibly CERC-301. To date we have not marketed, distributed or sold any products. Our ability to generate revenues is substantially dependent on the development and commercialization of our product candidates. We recently announced that neither CERC-301 nor CERC-501 reached its primary efficacy endpoint in its respective Phase 2 clinical trial. We intend to continue to pursue development of CERC-501, but we are currently evaluating the data from our CERC-301 trial and we have not finalized our plans as to its further development. We also recently in-licensed CERC-611, which has not undergone any clinical testing to date, and we are planning to prepare and file an IND with the FDA for CERC-611 and thereafter commence clinical development as an adjunctive therapy for the treatment of partial-onset seizures, with or without secondarily generalized seizures, in patients with epilepsy. If our clinical development for CERC‑501 is successful, we plan to submit an NDA seeking approval to commercialize CERC‑501 for adjunctive treatment of MDD. We cannot commercialize our product candidates prior to obtaining marketing approval from the FDA. Each of our product candidates is susceptible to the risks of failure inherent at any stage of drug development, including the appearance of unexpected adverse events, the failure to demonstrate efficacy and the FDA’s determination that such candidate is not approvable. If we do not receive marketing approval for and commercialize any of our product candidates, we will not be able to generate product revenues in the foreseeable future, or at all.

If, following submission, our NDA for a product candidate is not accepted for substantive review or approved, the FDA may require that we conduct additional clinical or preclinical trials, manufacture additional validation batches or develop additional analytical test methods before it will reconsider our application for such product candidate. If the FDA requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider any additional required trials that we perform and complete to be sufficient.

Even if we believe that the data from our clinical trials and analytical testing methods support marketing approval of our product candidates in the United States, the FDA may not agree with our analysis and approve our NDA. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenues and achieving profitability.

Only two of our product candidates that we intend to commercialize are in clinical development. Preclinical testing of other product candidates may not lead to them advancing into clinical trials. If we do not successfully complete preclinical testing of our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification and preclinical and clinical development of product candidates. For example, a significant portion of our financial resources were dedicated to the development of FP01, which we no longer plan to develop. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on our ability to advance our preclinical product candidates, including CERC-611 and CERC-406, into clinical development and successfully complete preclinical testing of our clinical stage product candidates. The outcome of preclinical studies may not predict the success of clinical trials. Preclinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies have nonetheless failed in clinical development. Our inability to successfully complete preclinical development could result in additional costs to us relating to product development and obtaining marketing approval and impair our ability to generate product revenues and commercialization and sales milestone payments and royalties on product sales.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining required approvals from regulatory authorities for the sale of future product candidates, we alone, or with a partner, must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. For example, we recently announced neither the Phase 2 clinical trial for CERC-301 for MDD nor the Phase 2 clinical trial for CERC-501 for smoking cessation met its respective primary endpoint. Previously, the Clin301‑201 study for CERC‑301 failed to meet its primary endpoint and our discontinued product candidate FP01 failed to meet its primary endpoint in two Phase 2 clinical studies. The outcome of preclinical studies and early clinical trials may not predict the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials. Our product candidates will require additional clinical and preclinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply on our own or from a third party, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales. We do not know whether the clinical trials we or our partners may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates in any particular jurisdiction or jurisdictions. If later stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates would be adversely impacted.

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

We may not be successful in our efforts to leverage and expand our COMTi platform to build a pipeline of product candidates or to develop and commercialize our preclinical product candidates, CERC-406 and CERC-611.

An element of our strategy is to leverage and expand our COMTi platform to build a pipeline of product candidates for conditions with impairment of executive function, and to progress these product candidates through clinical development for the treatment of a variety of different types of diseases states involving impaired executive functioning. To date, we have selected a lead preclinical candidate for our COMTi platform, CERC‑406, but CERC‑406 or any other product candidates developed from our COMTi platform may not be safe or effective. In September 2016, we acquired exclusive worldwide rights to CERC-611, which is in preclinical development and we intend to develop as an adjunctive therapy for the treatment of partial-onset seizures, with or without secondarily generalized seizures, in patients with epilepsy. We will require additional capital to finance any further preclinical development of our COMTi product candidates, such as CERC-406, and to commence clinical development of CERC-611, and such capital may not be available on attractive terms or at all. Further, our continued development of both the COMTi platform and CERC-611 will be dependent upon receiving positive preclinical and clinical data that, in our judgment, merits advancing such programs. Even if we are successful in continuing to build and expand our COMTi pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. Similarly, even if the FDA approves our IND for CERC-611, there is no guarantee that we will be successful in our efforts to advance CERC-611 into clinical trials. If we do not successfully develop and commercialize product candidates based upon our technological approach, we will not be able to obtain product revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•
the FDA or comparable foreign regulatory authorities may disagree on the design or implementation of our clinical trials, including the methodology used in our trial, our chosen endpoints, our statistical analysis, or our proposed product indication. For instance, the FDA may find that the designs that we are utilizing in our planned Phase 2/3 clinical trial of CERC‑501 do not support an adequate and well‑controlled study. The FDA also may not agree with the various depression and other disease scales and evaluation tools that we may use in our clinical trials to assess the efficacy of our product candidates. Further, the FDA may not agree with our endpoints and/or indications selected for our trials;

•
the FDA or comparable foreign regulatory authorities may disagree with our development plans for our product candidates. For instance, at this time we have not yet discussed our development plans for CERC‑501, CERC-611 or CERC‑406 with the FDA. While we plan to discuss the development of these product candidates with the FDA, the FDA may not agree with our current development approach;

•	our failure to demonstrate to the satisfaction of the FDA or comparable regulatory authorities that a product candidate is safe and effective for its proposed indication;

•
our clinical trials may fail to meet the level of statistical significance required for approval. For example, in a proof of concept study of CERC‑301 conducted by the National Institute of Mental Health, CERC‑301 failed to provide a significant improvement in subjects receiving the compound as compared to those receiving a placebo, as measured by the Montgomery‑Asberg Depression Rating Scale, the primary assessment tool. Further, we recently announced that neither CERC-301 nor CERC-501 met the primary endpoint in its respective Phase 2 clinical trial, and previously our Clin301‑201 Phase 2 study for CERC‑301 failed to meet its primary endpoint;

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

We have received a fast track product designation for CERC‑301 for the treatment of MDD and we may seek a breakthrough therapy designation and priority review designation. For CERC‑501 and CERC-611, or for certain of our other product candidates, if supported by the results of clinical trials, we may seek fast track product designation, breakthrough therapy designation and priority review designation. A fast track product designation is designed to facilitate the clinical development and expedite the review of drugs intended to treat a serious or life‑threatening condition which demonstrate the potential to address an unmet medical need. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Priority review designation is intended to speed the FDA marketing application review timeframe for drugs that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. For drugs and biologics that have been designated as fast track products or breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of drugs designated as fast track products or breakthrough therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, as long as the sponsor pays the user fee upon submission of the first portion of the marketing application. For products that receive a priority review designation, the FDA’s marketing application review goal is shortened to six months, as opposed to ten months under standard review. This review goal is based on the date the FDA accepts the marketing application for review, which typically adds approximately two months to the timeline for review and decision from the date of submission.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other comparable foreign regulatory authority. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Although CERC-301 was generally well tolerated in our recently completed Phase 2 clinical trial for MDD, with no serious adverse events reported and no discontinuations due to adverse events, some adverse events were reported. The most commonly reported adverse events in the trial were increases in blood pressure, dizziness, somnolence and paresthesia. Similarly, although in our previously completed Phase 2 clinical study, Clin301‑201, CERC‑301 was generally well tolerated, there were rates of adverse events similar to that of placebo. The most common treatment emergent adverse events were nervous system disorders, occurring in 25.9% and 26.9%, respectively, of subjects in the two active treatment sequences compared to 22.4% of subjects who received placebo during the entire study. Of the nervous system treatment emergent adverse events, dizziness was most common, occurring in 18.5% and 7.7%, respectively, of subjects in the two active treatment sequences compared to 2.0% of subjects who received placebo during the entire study. Four serious adverse events in three subjects were reported during the conduct of the study, two in a subject randomized to placebo (suicide attempt; alcoholism) and two in subjects that received CERC‑301 (worsening depression with psychotic features and unstable angina). Overall, the adverse events observed in both our most recent and prior studies were generally consistent with the prior clinical trials conducted for CERC‑301, despite having administered an increased dose of CERC-301 in our most recent study. Although CERC-501 was also generally well tolerated in our recently completed Phase 2 clinical trial for smoking cessation, with no serious adverse events reported and no discontinuations due to adverse events, some adverse events were reported. The most commonly reported adverse events, over 5% and greater than placebo in the study, were diarrhea and decreased appetite.

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

Even if we obtain marketing approval for a product candidate, we would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post‑market information. The FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may withdraw approval, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post‑approval studies or post‑market surveillance. In addition, any marketing approvals that we obtain for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post‑marketing testing and other requirements, including Phase 4 clinical trials, imposition of a REMS and surveillance to monitor the safety and efficacy of the product candidate. For example, during a meeting with the FDA regarding CERC‑301, the FDA noted that it does not currently accept the explicit labeling claim of a rapid‑acting antidepressant, or RAAD, and indicated that we may therefore be subject to limitations on our ability to label and promote the product as a RAAD if it is approved.

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

There are numerous currently approved therapies for treating depression and, consequently, competition in the depression market is intense. Many of these approved drugs are well established therapies or products and are widely accepted by physicians, patients and third party payors. Some of these drugs are branded and subject to patent protection and non-patent regulatory exclusivity, and others are available on a generic basis. For example, CERC 301 would compete with drugs used as adjunctive therapies for the treatment of MDD such as Abilify, marketed by Otsuka America Pharmaceutical, Inc.; Seroquel XR, marketed by AstraZeneca Pharmaceuticals LP, or AstraZeneca; and bupropion, a generic drug. In addition, to our knowledge, there are five competitive rapid onset antidepressant or anti‑suicide programs in development: esketamine, which is in Phase 3 development by Johnson & Johnson, or J&J, and is being developed to be administered as a nasal spray; AZD8108, which is in Phase 1 development by AstraZeneca and is being developed to be administered orally; Rapastinel, which has completed Phase 2 development by Allergan Plc., or Allergan, which is being developed to be administered intravenously; NRX 1074 by Allergan has completed a single intravenously administered dose Phase 2 study, which, along with oral and intravenous Phase 1 pharmacokinetic, or PK, findings, will be used to select an oral dose for a repeat‑dose Phase 2 study; AV-101, an oral prodrug of 7-chlorokynurenic acid, is in Phase 2 development by VistaGen Therapeutics; and ALKS‑5461, which is in Phase 3 development by Alkermes plc, or Alkermes, and is being developed to be administered orally as an adjunctive therapy and has shown signals of rapid onset as an adjunctive therapy. With respect to CERC‑501, to our knowledge, there are no approved pharmacologic treatments for co‑occurring disorders, however, there are two competitive programs in development: ALKS 5461, which is believed to be acting as a functional KOR antagonist that is now in Phase 3 development for MDD as an adjunctive in patients who have no more than two inadequate responses to antidepressant therapy and LY2940094, which has completed two Phase 2 studies by Eli Lilly and Company, or Lilly, and is being developed for the treatment of both MDD and alcohol dependence. CERC-611 would compete with the non-selective AMPA receptor antagonist, Fycompa®, marketed by Esai Inc.

Insurers and other third‑party payors may also encourage the use of generic products or specific branded products. We expect that any or our product candidates, if approved, would be priced at a significant premium over competitive generic, including branded generic, products. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. This may make it difficult for us to differentiate our product from currently approved therapies, which may adversely impact our business strategy. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer. Moreover, many other companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

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

Significant uncertainty exists regarding the effect of the Affordable Care Act, particularly in light of the pending change in the Administration following the recent elections and campaign pledges to repeal or reform the Affordable Care Act. However, if the new law is maintained in its current form, it appears likely that it would continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

If our operations are found to be in violation of any of these laws or any other governmental regulations or requirements that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, restitution exclusion from government funded healthcare programs, such as Medicare and Medicaid, corporate integrity agreements, deferred prosecution agreements, debarment from government contracts and grants and refusal of future orders under existing contracts, contractual damages, the curtailment or restructuring of our operations and other consequences. If any of the physicians or other healthcare providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Moreover, availability of any federal grant funds which we may receive or for which we may apply is subject to federal appropriations law. Grant funding may also be withdrawn or denied for other reasons. For instance, the National Institutes of Mental Health, or NIMH, decided to discontinue the funding of a Phase 1 study of CERC‑501 that was to be conducted by a third party as NIMH decided the study would be unlikely to provide new information beyond what a NIMH funded Phase 2 study, conducted by the same third party, would provide. Similarly, in January 2016 NIMH decided to discontinue the funding of a Phase 2 study of CERC-501 for treatment-resistant depression that was to be conducted by the National Institutes of Health and sponsored by Massachusetts General Hospital because of slow study progression.

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

Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of the patent. However, the applicable authorities, including the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

If we breach the license agreements related to our product candidates, we could lose the ability to develop and commercialize our product candidates.

Our commercial success depends upon our ability, and the ability of our licensors and collaborators, to develop, manufacture, market and sell our product candidates and use our and our licensors’ or collaborators’ proprietary technologies without infringing the proprietary rights of third parties. If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose the ability to continue the development and commercialization of our product candidates or face other penalties under these agreements. We have entered into exclusive license agreements with Merck & Co., Inc. and its affiliates, or Merck, pursuant to which Merck has granted us rights to the compounds used in CERC‑301 and the COMTi platform, including CERC‑406. We have also entered into exclusive license agreements with Lilly pursuant to which Lilly has granted us rights to the compounds used in CERC‑501, as well as an exclusive license, development and commercialization agreement with Lilly pursuant to which we received exclusive global rights to develop and commercialize CERC-611. If we fail to comply with the obligations under these agreements, including payment terms, Merck and Lilly may have the right to terminate any of these agreements, in which event we may not be able to develop, market or sell CERC‑301, CERC‑501, CERC-611 or any product candidate developed from the COMTi platform, including CERC‑406. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Risks Related to our Stock

If we are not able to comply with the applicable continued listing requirements or standards of The NASDAQ Capital Market, NASDAQ could delist our common stock.

Our common stock is currently listed on The NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

On January 13, 2017, we received a notice from NASDAQ that we were not in compliance with NASDAQ Listing Rule 5550(b)(1), as we failed to maintain a minimum required stockholders’ equity of $2.5 million, NASDAQ Listing Rule 5550(b)(2), as the market value of our listed securities, or MVLS, was below the minimum $35 million for the previous 30 consecutive business days, and NASDAQ Listing Rule 5550(b)(3), as we have not had net income from continuing operations in the latest fiscal year or in two of the last three fiscal years. In accordance with NASDAQ Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until July 12, 2017, to regain compliance with the Rule. To regain compliance, at any time during the 180 calendar day-compliance period our MVLS must close at $35 million or more for a minimum of 10 consecutive business days or we must report stockholders' equity of at least $2.5 million. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ, NASDAQ will provide notice that our shares of common stock will be subject to delisting.

Additionally, on February 24, 2017, we received a notice from NASDAQ that we were not in compliance with NASDAQ Listing Rule 5550(a)(2), as we failed to maintain a minimum bid price of $1 per share for the previous 30 consecutive business days. In accordance with NASDAQ Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until August 23, 2017, to regain compliance with the Rule, which we may achieve if the closing bid price of our common stock is at least $1 for a minimum of ten consecutive business days. If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by NASDAQ, NASDAQ will provide notice that our shares of common stock will be subject to delisting.

In the event that our common stock is delisted from NASDAQ and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

The market price of our shares of our common stock has been highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, you may not be able to sell your shares of our common stock. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors that could negatively affect or result in fluctuations in the market price of shares of our common stock include:

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

•
variations in the level of expenses related to our product candidates or preclinical and clinical development programs, including relating to the timing of invoices from, and other billing practices of, our contract research organizations and clinical trial sites;

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

•
the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC and announcements relating to litigation or other disputes, strategic transactions or intellectual property impacting us or our business;

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

In addition, the stock market in general, and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of warrants or shares of common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a material adverse impact on the market price of our warrants or shares of common stock.
Future sales and issuances of shares of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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
Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.
Sales of a substantial number of shares of our common stock in the public markets could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock.

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
Holders of our warrants will be able to exercise the warrants and receive freely tradable shares only if (i) a current registration statement under the Securities Act relating to the shares of our common stock underlying the Warrants is then effective, or an exemption from such registration is available, and (ii) such shares of our common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have undertaken in the warrants, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares of common stock underlying the warrants following completion of our initial public offering to the extent required by federal securities laws, and we intend to comply with our undertaking, we may not be able to do so. If we are not able to do so, holders may not be able to exercise their warrants and receive freely tradable shares of our common stock but rather may only be able to receive restricted shares upon exercise. In addition, we have agreed to use our best efforts to register the shares of our common stock underlying the Warrants under the blue sky laws of the states of residence of the existing holders of the warrants, to the extent an exemption is not available. The value of the warrants may be greatly reduced if a registration statement covering the shares of our common stock issuable upon exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in Baltimore, Maryland, where we occupy approximately 6,000 square feet of administrative office space. The term of the lease expires January 31, 2019. We have the ability to expand this office space based on our growth and employee headcount.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and publicly traded on the NASDAQ Capital Market under the symbol “CERC.” Our Class A warrants and Class B warrants are also listed and publicly traded on the NASDAQ Capital Market under the symbols “CERCW” and “CERCZ,” respectively. Trading of our common stock and warrants commenced on November 13, 2015, the first date that shares of our common stock and warrants were publicly traded. Prior to that time, there was no public market for our common stock and warrants. The following table sets forth the high and low closing trading prices of our common stock and warrants as reported on the NASDAQ Capital Market for each quarter our common stock and warrants were traded in the years ended December 31, 2016 and 2015.

Year Ended December 31, 2016
First Quarter	High	Low
Common stock	$4.92	$2.90
Class A warrants	$1.50	$0.64
Class B warrants	$1.08	$0.65
Second Quarter
Common stock	$4.01	$1.94
Class A warrants	$1.20	$0.63
Class B warrants	$0.98	$0.40
Third Quarter
Common stock	$4.91	$2.21
Class A warrants	$1.61	$0.45
Class B warrants	$0.85	$0.35
Fourth Quarter
Common stock	$5.23	$0.88
Class A warrants	$1.99	$0.11
Class B warrants	$1.00	$0.02

Year Ended December 31, 2015
Fourth Quarter (Beginning November 13, 2015):	High	Low
Common stock	$4.50	$3.10
Class A warrants	$1.50	$0.51
Class B warrants	$0.79	$0.27

Holders

As of March 2, 2017, there were approximately 67 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Recent Sales of Unregistered Securities

On September 8, 2016, we issued and sold to Aspire Capital 250,000 shares of common stock at a price per share of $4.00, for gross proceeds of $1 million and issued to Aspire Capital 175,000 shares of common stock as a commitment fee as consideration for entering into the Purchase Agreement, both in transactions exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder. Aspire Capital represented that it was an “accredited investor,” as defined in Regulation D, and was acquiring the Securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. On September 16, 2016, we filed a Registration Statement on Form S-1 (File No. 333-213676) that registered the aggregate of 425,000 shares of our common stock sold to Aspire Capital on September 8, 2016. This Registration Statement on Form S-1 was declared effective by the SEC on September 28, 2016.

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

Item 6. Selected Financial Data

The following data has been derived from our audited financial statements, including the balance sheets at December 31, 2016, 2015 and 2014 and the related statements of operations for each of the three years ended December 31, 2016 and related notes appearing elsewhere in this Annual Report on Form 10-K or as previously filed with the Securities and Exchange Commission. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
Statement of Operations Data:	2016	2015	2014	2013
Grant revenue	$1,152,987	$—	$—	$—
Operating expenses:
Research and development	10,149,879	6,587,183	12,240,535	8,914,084
General and administrative	7,083,155	4,422,764	4,875,030	4,020,364
Loss from operations	(16,080,047)	(11,009,947)	(17,115,565)	(12,934,448)
Other income (expense):
Change in fair value of warrant liability, unit purchase option liability and investor rights obligation	72,625	1,313,049	2,266,161	(121,115)
Interest income (expense), net	(464,181)	(793,205)	(1,206,187)	10,555
Total other income (expense):	(391,556)	519,844	1,059,974	(110,560)
Net loss	$(16,471,603)	$(10,490,103)	$(16,055,591)	$(13,045,008)
Net loss attributable to common stockholders	$(16,471,603)	$(10,490,103)	$(3,521,153)	$(13,126,972)
Net loss per share of common stock, basic and diluted	$(1.87)	$(4.71)	$(5.48)	$(20.72)
Weighted-average shares of common stock outstanding, basic and diluted	8,830,396	2,226,023	642,052	633,669

	As of December 31,
Balance Sheet Data:	2016	2015	2014	2013
Cash and cash equivalents	$5,127,958	$21,161,967	$11,742,349	$3,421,480
Total assets	5,768,865	21,657,565	12,316,894	5,075,600
Long term debt, net of current portion and discount	—	2,353,482	5,308,211	—
Total current liabilities	4,311,863	5,849,818	4,993,816	3,065,642
Total liabilities	5,561,863	8,573,838	10,302,027	3,065,642
Convertible preferred stock	—	—	28,345,531	19,856,633
Common stock	9,434	8,650	650	643
Additional paid-in capital	70,232,651	66,638,557	16,742,063	9,170,468
Total stockholders’ equity (deficit)	207,002	13,083,727	(26,330,664)	(17,846,675)

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

Overview

We are a biopharmaceutical company that is developing innovative drug candidates to make a difference in the lives of patients with neurological and psychiatric disorders. We have a portfolio of clinical and preclinical compounds that we believe are best in class due to their unique mechanism of action and where human proof of concept has been established for the compound or the target. At December 31, 2016, we had $5.1 million in cash and cash equivalents and $4.3 million in current liabilities. Accordingly, we do not have sufficient funds to finance our continuing operations beyond the short term. We must secure additional financing to further advance any of our product candidates, including our planned initiation of a Phase 2/3 clinical trial with CERC-501 as an adjunctive treatment of major depressive disorder, or MDD, in the next year, and our plan to commence Phase 1 development of CERC-611 in 2017. Other than three third-party sponsored trials of CERC-501, we do not have any ongoing clinical trials of our product candidates and we do not currently have the capital to undertake any such trials. We are continuing preclinical development of our preclinical product candidate, CERC-611, but we would require additional funding to advance it into clinical trials.

CERC-501 is a potent and selective kappa opioid receptor, or KOR, antagonist being developed as an adjunctive treatment of MDD. KORs are believed to play key roles in modulating stress, mood and addictive behaviors, which form the basis of co‑occurring disorders. We plan to initiate a Phase 2/3 clinical study in inadequately treated subjects with MDD currently on antidepressants in the next year, subject to the availability of additional funding. Currently, three externally funded clinical trials are being conducted to evaluate the use of CERC-501 in treating depressive symptoms, stress-related smoking relapse and cocaine addiction. One trial is being conducted under the auspices of the National Institute of Mental Health, the second trial is a collaboration between Cerecor and Yale University with funding from the National Institutes of Health and the third trial is being conducted at Rockefeller University Hospital with funding from a private foundation.

CERC-301 is an oral, NR2B specific N-methyl-D-aspartate, or NMDA, receptor antagonist being developed as an adjunctive treatment of MDD. CERC-301 belongs to a class of compounds known as antagonists, or inhibitors, of the NMDA receptor, a receptor subtype of the glutamate neurotransmitter system that is responsible for controlling neurological adaptation. We believe CERC-301 has the potential to produce a significant reduction in depression symptoms in a matter of days, as compared to weeks or months with conventional therapies, because it specifically blocks the NMDA receptor subunit 2B, or NR2B. We believe this mechanism of action may provide rapid and significant antidepressant activity without the adverse side effect profile of non-selective NMDA receptor antagonists, such as ketamine. We are currently evaluating potential next steps for this program.

CERC-611 is a potent and selective transmembrane AMPA receptor regulatory proteins, or TARP, γ-8-dependent α-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid receptor antagonist, which we plan to develop as an adjunctive therapy for the treatment of partial-onset seizures, with or without secondarily generalized seizures, in patients with epilepsy. We intend to file an investigational new drug application with the FDA and thereafter commence Phase 1 development in 2017, subject to the availability of additional funding.

CERC-406 is our lead preclinical candidate from our proprietary platform of compounds that inhibit catechol-O-methyltransferase, or COMT, within the brain, which we refer to as our COMTi platform. We intend to develop CERC‑406 for the treatment of residual cognitive impairment symptoms in patients with MDD, subject to the availability of additional funding.

Further development of our product candidates will not be possible unless we secure additional funding. Our strategy is to seek funding for our operations from further offerings of equity and debt securities, non-dilutive financing arrangements such as federal grants, collaboration agreements or out-licensing arrangements, and to explore strategic alternatives such as an acquisition, merger, or business combination. However, we may be unable to raise additional funds or enter into such other agreements or transactions on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements or transactions in the short term, we will have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates or cease our operations altogether.

We were incorporated in Delaware in 2011 and commenced operations in the second quarter of 2011. Since inception, our operations have included organizing and staffing our company, business planning, raising capital and developing our product candidates. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception. As of December 31, 2016, we had an accumulated deficit of $70.0 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek marketing approval for, our product candidates. Our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern within one year of the date that our financial statements were issued, and our ability to continue as a going concern will require us to obtain additional financing to fund our operations.

We have financed our operations primarily through a public offering, private placements of our common stock and convertible preferred stock, and the issuance of debt. Our ability to become and remain profitable depends on our ability to generate product revenue. We do not expect to generate any product revenue unless, and until, we obtain marketing approval for, and commercialize, any of our product candidates. There can be no assurance as to whether or when we will achieve profitability.

Recent Developments

The Aspire Capital Transaction

On September 8, 2016, we entered into a common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which Aspire Capital committed to purchase up to an aggregate of $15.0 million of shares of our common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued and sold to Aspire Capital 250,000 shares of common stock at a price per share of $4.00, for gross proceeds of $1.0 million. Additionally, as consideration for Aspire Capital entering into the Purchase Agreement, we issued 175,000 shares of common stock as a commitment fee. The net proceeds of the Aspire Capital transaction, after offering expenses, were approximately $1.9 million for the year ended December 31, 2016. As of December 31, 2016, we had sold 763,998 shares of common stock to Aspire Capital. Subsequent to December 31, 2016, we sold an additional 965,165 shares of common stock to Aspire Capital under the terms of the Purchase Agreement for gross proceeds of approximately $789,000. As of the date of this Annual Report on Form 10-K, we may not issue additional shares of common stock to Aspire Capital under the Purchase Agreement unless shareholder approval to issue additional shares is obtained.

The Maxim Group Equity Distribution Agreement

On January 27, 2017, we entered into an equity distribution agreement, or the Equity Distribution Agreement, with Maxim Group LLC, or Maxim, as sales agent, pursuant to which we may offer and sell shares of our common stock through Maxim from time to time. We have no obligation to sell any of the shares, and may at any time suspend offers under the Equity Distribution Agreement.

As of the date of this filing, we had sold 345,653 shares of our common stock through Maxim under the Equity Distribution Agreement for gross proceeds of $287,000. Immediately after we file this Annual Report on Form 10-K we expect that the amount of additional securities we will be able to sell under the registration statement on Form S-3 will be approximately $3.3 million.

Engagement of SunTrust Robinson Humphrey to Assist with Review of Strategic Alternatives

On February 7, 2017, we announced the engagement of SunTrust Robinson Humphrey, Inc., or SunTrust, as our exclusive financial advisor to assist with our ongoing process to explore and review a range of strategic alternatives focused on maximizing stockholder value. Potential strategic alternatives that may be explored or evaluated as part of this process include an acquisition, merger, business combination or other strategic transaction. We have not made a decision to pursue any specific transaction or other strategic alternative, and there can be no assurance that this ongoing process will result in any such transaction.

Components of Operating Results

Revenue

To date, we have derived all of our revenue from research grants from the National Institutes of Health. We have not generated any revenue from commercial product sales to date. We will not generate any commercial revenue, if ever, until one of our product candidates receives marketing approval and we successfully commercialize such product candidate.

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred acquiring, developing, testing and seeking marketing approval for our product candidates. These costs include both external costs, which are study-specific costs, and internal research and development costs, which are not directly allocated to our product candidates.

External costs include:

•	expenses incurred under agreements with third-party contract research organizations, or CROs, and investigative sites that conduct our clinical trials, preclinical studies and regulatory activities;

•	payments made to contract manufacturers for drug substance and acquiring, developing and manufacturing clinical trial materials; and

•	payments related to acquisitions of our product candidates and preclinical platform and milestone payments.

Internal costs include:

•	personnel-related expenses, including salaries, benefits and stock-based compensation expense;

•	consulting costs related to our internal research and development programs;

•	allocated facilities, depreciation and other expenses, which include rent and utilities, as well as other supplies; and

•	product liability insurance.

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

As of December 31, 2016, we had eight full-time employees who were primarily engaged in research and development. We expect our research and development expenses to decrease significantly in 2017, unless the necessary capital is raised to fund the further development of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of professional fees, patent costs and salaries, benefits and related costs for executive and other personnel, including stock‑based compensation and travel expenses. Other general and administrative expenses include facility‑related costs, communication expenses and professional fees for legal, including patent‑related expenses, consulting, tax and accounting services, insurance, depreciation and general corporate expenses. We expect our general and administrative expenses to decrease in 2017.

Change in Fair Value of Warrant Liability, Unit Purchase Option Liability and Investor Rights Obligation

In connection with the issuance of our term debt facility in August 2014, we issued warrants to purchase 625,208 shares of Series B convertible preferred stock. Upon the closing of our initial public offering, or IPO, in October 2015 these warrants became warrants to purchase 22,328 shares of common stock, in accordance with their terms. These warrants represent a freestanding financial instrument that is indexed to an obligation, which we refer to as the Warrant Liability. These warrants are classified as a liability at fair value. This liability is remeasured at each balance sheet date and the change in fair value is recorded within our statement of operations.

As part of our IPO, the underwriter received a unit purchase option, or UPO, to purchase up to 40,000 units, whereby a unit is comprised of one share of our common stock, one Class A warrant to purchase one share of our common stock and one Class B warrant to purchase one-half share of our common stock. The UPO is classified as a liability at its respective fair value. This liability is remeasured at each balance sheet date and the change in fair value is recorded within our statement of operations.

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

Income Taxes

As of December 31, 2016, we had $52.2 million of federal and Maryland state net operating loss, or NOL, carryforwards that will begin to expire in 2031. As of December 31, 2016, we had $1.8 million and $57,000 of federal and Maryland State research and development credits, respectively, that will begin to expire in 2018. The NOL and research and development credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three‑year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. We have not analyzed the historical or potential impact of our equity financings on beneficial ownership and therefore no determination has been made whether the NOL carryforwards are subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there would be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. Subsequent ownership changes may further affect the limitation in future years. All of our tax years are currently open to examination by each tax jurisdiction in which we are subject to taxation.

Estimated Fair Value of Warrants, Unit Purchase Option and Investor Rights Obligation

Warrants for shares that are contingently redeemable are accounted for as freestanding financial instruments. These warrants are classified as liabilities on our balance sheet and are recorded at their estimated fair value. At the end of each reporting period, changes in the estimated fair value during the period are recorded as a component of other income (expense), net. We will continue to adjust these liabilities for changes in fair value until the earlier of the expiration or the exercise of the warrants. We estimate the fair value of these warrants using a Black‑Scholes option-pricing model. The significant assumptions used in preparing the option-pricing model for valuing the warrants as of December 31, 2016, included (i) volatility of 100%, (ii) risk free interest rate of 1.65%, (iii) strike price ($8.40), (iv) fair value of common stock ($0.88), and (v) expected life of 3.8 years. Significant decreases in our stock price volatility will significantly decrease the overall valuation of the warrants, while significant increases in our stock price volatility will significantly increase the overall valuation.

As part of our IPO we offered our underwriters the UPO to purchase up to an additional 40,000 units. The UPO is accounted for as a freestanding financial instrument and is recorded a liability on our balance sheet at its estimated fair value. At the end of each reporting period, the change in the estimated fair value during the period is recorded as component of other income (expense), net. We will continue to adjust this liability for changes in fair value until the earlier of expiration or the exercise of the UPO. We estimate the fair value of the UPO using a Black-Scholes option-pricing model within a Monte Carlo simulation model framework. The significant assumptions used in preparing the simulation model for valuing the UPO as of December 31, 2016, include (i) volatility range of 65% to 90%, (ii) risk free interest rate range of 0.44% to 1.64%, (iii) unit strike price ($7.48), (iv) underwriters’ Class A warrant strike price ($5.23), (v) underwriters’ Class B warrant strike price ($4.49), (vi) fair value of underlying equity ($0.88), and (vii) optimal exercise point of immediately prior to the expiration of the underwriters’ Class B warrants, which occurs on April 20, 2017. Significant decreases in our stock price and our stock price volatility will significantly decrease the overall valuation of the UPO, while significant increases in our stock price and our stock price volatility will significantly increase the overall valuation.

Our obligation to issue additional shares of our common stock arising from the 2014 Series B preferred stock offering, or the Investor Rights Obligation, was accounted for as a freestanding financial instrument. This obligation was classified as a liability on our balance sheet and was recorded at its estimated fair value. At the end of each reporting period, the change in the estimated fair value during the period was recorded as a component of other income (expense), net on the statement of operations. The Investor Rights Obligation expired upon the closing of our IPO in October 2015 in accordance with its terms, and the related liability was reduced to zero at that time.

Stock-Based Compensation

We measure stock-based awards granted to our employees and nonemployee directors at fair value on the date of grant and recognize the corresponding compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock options and restricted stock with only service‑based vesting conditions and record the expense for these awards using the straight‑line method.

We measure stock-based awards granted to nonemployee consultants at the fair value of the award on the date at which the related service is complete. Expense is recognized over the period during which services are rendered by such nonemployee consultants until completed. At the end of each financial reporting period prior to the completion of the service, the fair value of these awards is re‑measured using the then‑current fair market value of our common stock and updated assumptions in the Black‑Scholes option‑pricing model.

The fair value of each stock option grant is estimated using the Black‑Scholes option‑pricing model. We estimate our expected volatility based on the historical volatility of our publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price. Due to the lack of sufficient historical data for the term of our options, the expected term of our options granted to employees and non-employee directors has been estimated as the arithmetic average of the vesting term and the original contractual term of the option, while the expected term of our options granted to consultants and nonemployees has been determined based on the contractual term of the options. The risk‑free interest rate is determined by reference to the United States Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The assumptions we used to determine the fair value of stock options granted to employees and nonemployee directors are as follows:

	Year Ended December 31,
	2016			2015			2014
Risk-free interest rate	1.01%	—	1.93%	1.64%	—	1.97%	0.85%	—	1.97%
Expected term of options (in years)	5.0	—	6.25	5.0	—	6.25	5.00	—	6.25
Expected stock price volatility	80%	—	100.0%			70.0%			70.0%
Expected annual dividend yield			—%			—%			—%

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

Determination of the Fair Market Value of Common Stock

We considered numerous objective and subjective factors in the assessment of fair value of its common stock for grants made prior to the date our common stock began trading separately on the NASDAQ Capital Market, which was November 13, 2015 and includes all grants made from inception through November 9, 2015. The factors considered included the price for our convertible preferred stock that was sold to investors and the rights, preferences and privileges of our convertible preferred stock and common stock, the trading price of our units between the IPO date and November 13, 2015, our financial condition and results of operations during the relevant periods, including the status of the development of our product candidates, and the status of strategic initiatives. These estimates involve a significant level of judgment.

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

The following table summarizes by grant date the number of shares subject to options granted since January 1, 2014, the per share exercise price of the options, the fair market value of common stock underlying the options on date of grant and the per share fair value of the options:

	Number of Shares		Fair Market		Fair Value of
	Underlying Options	Exercise Price	Value per		Options per
Date of Issuance	Granted	per Share	Common Share		Share
4/30/2015	3,571	$6.44	$5.04	$			2.80
6/2/2015	69,285	$6.16	$5.04		$2.52	—	2.80
10/20/2015	350,250	$6.49	$4.98	$			2.93
11/9/2015	100,284	$5.80	$4.11	$			2.32
1/1/2016	360,459	$3.35	$3.35	$			2.32
1/11/2016	21,714	$3.56	$3.56		$2.46	—	2.49
2/24/2016	108,591	$3.01	$3.01	$			2.10
3/14/2016	1,000	$4.45	$4.45	$			3.11
5/18/2016	50,142	$3.52	$3.52	$			2.53
6/30/2016	19,044	$2.20	$2.20	$			1.53
8/17/2016	263,000	$3.77	$3.77	$			2.70
8/24/2016	35,000	$4.38	$4.38	$			3.10
9/30/2016	10,303	$4.23	$4.23	$			2.83
12/31/2016	45,989	$0.88	$0.88	$			0.66

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

Grant Revenue

The following table summarizes our grant revenue for the years ended December 31, 2016 and 2015:

	Year Ended
	December 31,
	2016	2015

	(in thousands)
Grant revenue	$1,153	$—

Grant revenue was $1.2 million for the year ended December 31, 2016 and was comprised of revenue from two research and development grants awarded during the year. In April 2016, we were awarded a research and development grant of $1.02 million from the National Institute on Drug Abuse at the National Institutes of Health, or the NIDA Grant. This grant provided additional resources for the completed Phase 2 clinical trial of CERC-501. In July 2016, we were awarded a research and development grant of approximately $1.0 million from the National Institute on Alcohol Abuse and Alcoholism at the National Institutes of Health, or the NIAAA Grant. This grant provides additional resources to progress the development of CERC-501 for the treatment of alcohol use disorder. For the year ended December 31, 2016, grant revenue recognized from the NIDA Grant was $1.02 million and grant revenue recognized from the NIAAA Grant was $132,000. We did not have grant revenue in the 2015 period.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2016 and 2015:

	Year Ended
	December 31,
	2016	2015

	(in thousands)
CERC-301	$2,890	$3,110
CERC-501	3,122	1,481
CERC-611	2,103	—
COMTi	124	260
Internal expenses not allocated to programs:
Salaries, benefits and related costs	1,534	1,367
Stock-based compensation expense	141	67
Other	236	302
	$10,150	$6,587

Research and development expenses were $10.2 million for the year ended December 31, 2016, an increase of $3.6 million compared to the 2015 period. This increase was largely due to the $2.0 million total upfront payment recorded in connection with the license of CERC-611 in September 2016, of which $750,000 was due and paid within 30 days of the effective date of the license agreement. The remaining balance of $1.25 million is due after the first subject is dosed with CERC-611 in a multiple ascending dose study and is recorded as other long term liabilities on the balance sheet at December 31, 2016. Additionally, costs for CERC-501 increased by $1.6 million, driven by the costs incurred in 2016 related to the enrollment activity and costs to complete our Phase 2 clinical trial for smoking cessation, which was completed in December. These costs were offset by $1.0 million of costs incurred in the 2015 period related to the in-licensing of CERC-501. Costs for CERC-301 decreased by $220,000 due to start-up costs incurred in 2015 to initiate our Phase 2 clinical trial for the adjunctive treatment of MDD, offset by 2016 costs related to the enrollment activity and costs to complete the trial, which was completed in November.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2016 and 2015:

	Year Ended
	December 31,
	2016	2015

	(in thousands)
Salaries, benefits and related costs	$1,922	$2,326
Legal, consulting and other professional expenses	2,806	1,289
Stock-based compensation expense	1,554	328
Other	801	480
	$7,083	$4,423

General and administrative expenses were $7.1 million for the year ended December 31, 2016, an increase of $2.7 million compared to the 2015 period. Legal, consulting and other professional expenses increased by $1.5 million, attributable primarily to audit, legal and other costs resulting from becoming a public company in October 2015, as well as certain financing expenses. Stock-based compensation expense increased by $1.2 million, driven by the modification of grants made to our former chief executive officer in the first quarter of 2016 in which the exercise term was extended, as well as the grant of additional awards in 2016 to our directors, executive officers and other employees. Further, other general and administrative expenses increased by $321,000 due to business development expenses and other costs. These increases were offset by a $404,000 decrease in salaries, benefits and related costs, driven by the $528,000 of severance expense recorded in 2015 due to the resignation of our former chief executive officer, offset by salary increases effected at the close of our initial public offering in October 2015.

Change in Fair Value of Warrant Liability, Unit Purchase Option Liability and Investor Rights Obligation

We recognized a gain on the change in fair value of our warrant liability, UPO liability and investor rights obligation of $73,000 during the year ended December 31, 2016 compared to a gain of $1.3 million during the 2015 period. The $73,000 gain on the change in fair value during the year ended December 31, 2016 was due to the decrease in fair value of our warrant liability and UPO liability, both attributable to the decrease in our common stock price at December 31, 2016 compared to December 31, 2015.

The $1.3 million gain on the change in fair value during the 2015 period resulted from the expiration of the investor rights obligation in October 2015 upon the closing of our initial public offering.

Interest Expense, Net

Net interest expense decreased by $329,000 for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was primarily due to a decrease in interest associated with a reduction in the principal balance of our secured term loan facility.

Comparison of the Years Ended December 31, 2015 and 2014

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2015 and 2014:

	Year Ended
	December 31,
	2015	2014

	(in thousands)
CERC-301	$3,110	$8,711
CERC-501	1,481	—
COMTi	260	761
FP01	—	28
Internal expenses not allocated to programs:
Salaries, benefits and related costs	1,367	2,277
Stock-based compensation expense	67	202
Other	302	262
	$6,587	$12,241

Research and development expenses were $6.6 million for the year ended December 31, 2015, a decrease of $5.7 million compared to the 2014 period. This decrease resulted from a $5.6 million decrease in external research and development costs for CERC-301. A Phase 2 clinical trial for CERC-301 was completed in 2014 and, due to the failed results in an 8 mg study for CERC-301, we initiated a second Phase 2 trial later in 2015, increasing the dosage. External research and development costs for COMTi also decreased in 2015 by $501,000 due to a reduction in preclinical trial activity. There was also a decrease of $910,000 in salaries, benefits and related costs due to a reduction in headcount. These decreases were offset by the in-licensing of CERC‑501 in February 2015 for $1.1 million and an additional $0.4 million in development costs for CERC-501 thereafter.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2015 and 2014:

	Year Ended
	December 31,
	2015	2014

	(in thousands)
Salaries, benefits and related costs	$2,326	$1,619
Legal, consulting and other professional expenses	1,289	1,776
Stock-based compensation expense	328	885
Other	480	595
	$4,423	$4,875

General and administrative expenses were $4.4 million for the year ended December 31, 2015, a decrease of $452,000 compared to the 2014 period. Stock-based compensation expense decreased by $557,000 due to certain awards to board members and company executives made in 2014 that were fully vested at the time of the award. Legal, consulting and other professional expenses decreased by $487,000, driven by the write-off of deferred offering costs in 2014 of $1.1 million when we had determined that our initial public offering was no longer probable of being consummated at such time, offset by increases in board member fees, directors' and officers' insurance expense, recruiting expense, accounting and audit fees, legal fees and consulting expenses totaling $0.6 million, primarily a result of becoming a public company in 2015. Salaries, benefits and related costs increased by $707,000, which was driven by $528,000 of severance expense recorded in 2015 due to the resignation of our former chief executive officer.

Change in Fair Value of Warrant Liability and Investor Rights Obligation

We recognized a gain on the change in fair value of our warrant liability, UPO liability and Investor Rights Obligation of $1.3 million during the year ended December 31, 2015 compared to a gain of $2.3 million during the 2014 period. The $1.3 million gain on the change in fair value in 2015 was driven by the expiration of the investor rights obligation in October 2015 upon the closing of our initial public offering.

The $2.3 million gain on the change in fair value in 2014 was driven by the issuance of warrants for shares of Series B convertible preferred stock and the investor rights obligation and their respective changes in fair value during the year due to the gain recognized from marking the warrants for shares of Series A-1 convertible preferred stock to market.

Interest Expense, Net

Net interest expense decreased by $413,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease was primarily due to the interest on the convertible promissory notes and demand notes we entered into in 2014. The convertible promissory notes and demand notes converted to Series B convertible preferred stock upon the completion of the Series B convertible preferred stock equity offering, and as such there was no comparable expense in 2015. This was offset by an increase in interest expense under our secured term loan facility that was entered into in August 2014.

Liquidity and Capital Resources

We have devoted most of our cash resources to research and development and general and administrative activities. Since our inception, we have incurred net losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek marketing approval for, our product candidates. We incurred net losses of $16.5 million, $10.5 million and $16.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, we had an accumulated deficit of $70.0 million, net working capital of $1.4 million and cash and cash equivalents of $5.1 million. To date, we have not generated any revenues from the sale of products and we do not anticipate generating any revenues from the sale of our product candidates for the foreseeable future. Historically, we have financed our operations principally through private placements of common and convertible preferred stock, convertible and nonconvertible debt, as well as our IPO in October 2015.

We will require substantial additional financing to fund our operations beyond the short term and to continue to execute our strategy. Further development of our product candidates will not be possible unless we secure additional funding. Our strategy is to seek funding for our operations from further offerings of equity or debt securities, non-dilutive financing arrangements such as federal grants, collaboration agreements or out-licensing arrangements, and to explore strategic alternatives such as an acquisition, merger, or business combination. Based on our current research and development plans we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements well into the second quarter of 2017. These factors raise substantial doubt about our ability to continue as a going concern within one year of the date that our financial statements were issued.

Term Loan

In August 2014, we received a $7.5 million secured term loan from a finance company. The loan is secured by a lien on our assets, excluding intellectual property, which is subject to a negative pledge. The loan contains certain additional nonfinancial covenants. In connection with the loan agreement, our cash and investment accounts are subject to account control agreements with the finance company that give the finance company the right to assume control of the accounts in the event of a loan default. Loan defaults are defined in the loan agreement and include, among others, the finance company’s determination that there is a material adverse change in our operations, notwithstanding adverse results of clinical trials. Interest on the loan is at a rate of the greater of 7.95%, or 7.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%. The interest rate effective from loan inception to December 16, 2015 was 7.95%. Effective December 17, 2015, the prime rate as reported by The Wall Street Journal increased 0.25% resulting in the interest rate increasing to 8.20%. Effective December 15, 2016, the prime rate as reported by The Wall Street Journal increased another 0.25% resulting in an increase to the interest rate, which was 8.45% as of December 31, 2016. The loan was interest‑only for nine months, and is repayable in equal monthly payments of principal and interest of approximately $305,000 over 27 months, which began in June 2015. The loan terminates in the third quarter of 2017 and has an outstanding balance as of December 31, 2016 of $2.4 million.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31,
	2016	2015	2014

	(in thousands)
Net cash provided by (used in):
Operating activities	$(14,573)	$(10,163)	$(15,518)
Investing activities	(35)	(20)	(20)
Financing activities	(1,426)	19,603	23,859
Net increase (decrease) in cash and cash equivalents	$(16,034)	$9,420	$8,321

Net cash used in operating activities

Net cash used in operating activities was $14.6 million for the year ended December 31, 2016 and consisted primarily of a net loss of $16.5 million, offset by non-cash stock-based compensation expense of $1.7 million, non-cash interest expense of $162,000 and an increase in accounts payable of $332,000.

Net cash used in operating activities was $10.2 million for the year ended December 31, 2015 and consisted primarily of a net loss of $10.5 million, a non-cash $1.3 million gain on the change in fair value of the warrant liability, UPO liability and Investor Rights Obligation driven by the expiration of the Investor Rights Obligation during the year and a decrease in accounts payable of $269,000. These were offset by a $1.1 million increase in accrued expenses due to increased clinical trial activities and $528,000 of accrued severance expense due to the resignation of our former chief executive officer, non-cash stock compensation expense of $395,000 and non-cash interest expense of $294,000.

Net cash used in operating activities was $15.5 million for the year ended December 31, 2014 and consisted primarily of a net loss of $16.1 million, a non-cash $2.3 million gain on the change in fair value of the warrant liability and investor rights obligation and a decrease in accounts payable of $708,000. These were offset by non-cash stock compensation expense of $1.1 million, the write off of deferred public offering costs of $1.1 million, non-cash interest expense of $1.0 million and a decrease in prepaid expenses and other current assets of $354,000.

Net cash used in investing activities

Net cash used in investing activities is limited to purchases of property and equipment consisting of computers and software and furniture and equipment. Our net cash used in investing activities was $35,000, $20,000, and $20,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Net cash provided by (used in) financing activities

Net cash used in financing activities was $1.4 million for the year ended December 31, 2016, which consisted of principal payments on our term loan of $3.3 million offset by net proceeds from the sale of common stock to Aspire Capital under the Purchase Agreement of $1.9 million.

Net cash provided by financing activities was $19.6 million for the year ended December 31, 2015 and consisted primarily of proceeds from our initial public offering including the over-allotment option, net of underwriting discounts, commissions and expenses of $23.7 million, offset by the payment of offering costs related to the initial public offering of $2.3 million and principal payments on our term loan of $1.8 million.

Net cash provided by financing activities was $23.9 million for the year ended December 31, 2014 and consisted primarily of proceeds from our convertible debt, demand notes, and Series B convertible preferred stock equity issuance aggregating $17.3 million as well as $7.4 million from our term loan entered into in August 2014. These proceeds were offset by the payment of $0.4 million in financing fees related to the equity and debt financing and $0.4 million for IPO‑related deferred offering costs.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. Following the closing of our IPO in October 2015, we expect to continue to incur significant legal, accounting and other expenses that we were not previously required to incur as a private company. In addition, the Sarbanes‑Oxley Act, as well as rules adopted by the Securities and Exchange Commission, or SEC, and the NASDAQ Stock Market, requires public companies to implement specified corporate governance practices that were previously inapplicable to us as a private company. We expect these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time‑consuming and costly. We may also acquire or in‑license new product candidates. Based on our research and development plans, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements well into the second quarter of 2017, which raises substantial doubt about our ability to continue as a going concern within one year of the date that our financial statements were issued. We will require substantial additional financing to fund our operations and to continue to develop our product candidates. Our strategy is to seek funding for our operations from further offerings of equity or debt securities, non-dilutive financing arrangements such as federal grants, collaboration agreements or out-licensing arrangements, and to explore strategic alternatives such as an acquisition, merger, or business combination

Each of our product candidates are still in the early stages of clinical and preclinical development and the outcome of these efforts is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may generate revenue.

We will need to raise substantial additional capital in the future to fund our operations and to further develop our product candidates and we anticipate funding our operations from further offerings of equity or debt securities, non-dilutive financing arrangements such as federal grants, collaboration agreements or out-licensing arrangements, and to explore strategic alternatives such as an acquisition, merger, or business combination. However, there can be no assurance that we will be able to obtain additional equity or debt financing, or strategic alternatives, on terms acceptable to us, if at all. If we raise additional funds through collaboration and licensing agreements with third parties, it may be necessary to relinquish valuable rights to our product candidates, technologies or future revenue streams or to grant licenses on terms that may not be favorable to us. There can also be no assurance that the exploration of strategic alternatives will result in any such transaction. Our future capital requirements will depend on many forward‑looking factors, including:

•	the progress and results of the three externally funded clinical trials being conducted for CERC‑501 and changes to our development plan with respect to CERC‑501, if any;

•
the progress of and our ability to successfully file an IND with the FDA for CERC-611, the progress and results of any subsequent clinical trials for CERC-611 and any changes to our development plan with respect to CERC-611, if any;

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

Contractual Obligations and Commitments

The following is a summary of our long‑term contractual cash obligations as of December 31, 2016 (in thousands):

		Less than		More than
Contractual Obligation(1)	Total	one year	1 ‑ 3 years	3 years
Debt obligations(2)	$2,332	$2,332	$—	$—
Operating lease obligations(3)	314	155	159	—
Total contractual obligations	$2,646	$2,487	$159	$—

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

We have also entered into agreements with contract research organizations, or CROs, and other external service providers for services, primarily in connection with the clinical trials and development of our product candidates. We were contractually obligated for up to approximately $1.4 million of future services under these agreements as of December 31, 2016. Our actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

Off‑Balance Sheet Arrangements

We do not have any off‑balance sheet arrangements, as defined by applicable SEC rules and regulations.

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014‑15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update explicitly require a company’s management to assess an entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and to provide related footnote disclosures in certain circumstances. The new standard is effective in the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We adopted the new guidance in the fourth quarter of 2016. The adoption of this guidance did not impact our financial position, results of operations or cash flows, nor did it significantly impact our disclosures regarding the assessment of our ability to continue as a going concern within one year of the date that our financial statements were issued.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014‑09, Revenue From Contracts With Customers (“ASU 2014‑09”). Pursuant to this update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606), which delays the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted for annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) and ASU No. 2016-10, Revenue From Contracts With Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), and in May 2016 the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), each of which clarify the guidance in ASU 2014-09 and have the same effective date as the original standard. We have not yet completed our determination of the impact of adopting ASU 2014-09, ASU 2016-08, ASU 2016-10, or ASU 2016-12 on the financial statements, although, we do not expect the impact, if any, to be significant. We expect to adopt the pronouncement on a full retrospective basis on January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises existing practice related to accounting for leases under ASC 840, Leases (“ASC 840”) for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for nearly all leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating leases or capital leases. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while capital leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. We are currently evaluating the potential impact of the adoption of this standard on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  The guidance is intended to simplify several areas of accounting for share-based compensation, including income tax impacts, classification on the statement of cash flows and forfeitures. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. We adopted this standard on January 1, 2017 and its adoption will have no impact on our financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The guidance is intended to address the diversity that currently exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The new standard requires that entities show the changes in the total of cash and cash equivalents, restricted cash and restricted cash equivalents on the statement of cash flows and no longer present transfers between cash and cash equivalents, restricted cash and restricted cash equivalents on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. We are currently evaluating the potential impact of the adoption of this standard on our financial statements.

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

Internal Control Over Financial Reporting

Assessing our staffing and training procedures to improve our internal control over financial reporting is an ongoing process. We are not currently required to comply with all of Section 404 of the Sarbanes‑Oxley Act of 2002, or the Sarbanes‑Oxley Act. For the year ended December 31, 2016, management is required to make an assessment of the effectiveness of our internal control over financial reporting as required by Section 404(a) of the Sarbanes-Oxley Act, as further described in Item 9A of this Annual Report on Form 10-K. The Dodd-Frank Wall Street Reform and Consumer Protection Act exempts non-accelerated filers from compliance with Section 404(b) of the Sarbanes-Oxley Act, which relates to the independent auditor's attestation on the effectiveness of the issuer's internal control over financial reporting. As such, our independent registered public accounting firm has not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management's Report on Internal Control Over Financial Reporting

In accordance with Section 404(a) of the Sarbanes-Oxley Act, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our principal executive officer and our principal financial officer, concluded that, as of December 31, 2016, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

This annual report does not include an attestation of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference:

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Date: March 14, 2017

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

Signature	Title	Date

/s/ Uli Hacksell	President, Chief Executive Officer and Chairman of the Board	March 14, 2017
Uli Hacksell	(Principal Executive Officer)

/s/ Mariam E. Morris	Chief Financial Officer	March 14, 2017
Mariam E. Morris	(Principal Financial and Accounting Officer)

/s/ Thomas Aasen	Director	March 14, 2017
Thomas Aasen

/s/ Eugene A. Bauer	Director	March 14, 2017
Eugene A. Bauer

/s/ Isaac Blech	Director	March 14, 2017
Isaac Blech

/s/ Phil Gutry	Director	March 14, 2017
Phil Gutry

/s/ Magnus Persson	Director	March 14, 2017
Magnus Persson

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cerecor Inc.

We have audited the accompanying balance sheets of Cerecor Inc. as of December 31, 2016 and 2015, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cerecor Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring net losses, has generated negative cash flows from operations, has an accumulated deficit at December 31, 2016 and current cash and cash equivalents at December 31, 2016 that will not be sufficient to meet its anticipated cash requirements through a period of one year after the date that the financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Baltimore, Maryland
March 14, 2017

CERECOR INC.

Balance Sheets

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$5,127,958	$21,161,967
Grants receivable	132,472	—
Prepaid expenses and other current assets	391,253	401,550
Restricted cash—current portion	11,111	58,832
Total current assets	5,662,794	21,622,349
Restricted cash, net of current portion	62,828	—
Property and equipment, net	43,243	35,216
Total assets	$5,768,865	$21,657,565
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long term debt, net of discount	$2,353,667	$3,208,074
Accounts payable	1,010,209	678,109
Accrued expenses and other current liabilities	942,435	1,885,458
Warrant liability	5,501	27,606
Unit purchase option liability	51	50,571
Total current liabilities	4,311,863	5,849,818
Long term debt, net of current portion and discount	—	2,353,482
Other long term liabilities	1,250,000	370,538
Total liabilities	5,561,863	8,573,838
Stockholders’ equity (deficit):
Preferred stock—$0.001 par value; 5,000,000 and zero shares authorized at December 31, 2016 and 2015, respectively; zero shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock—$0.001 par value; 200,000,000 shares authorized at December 31, 2016 and 2015; 9,434,141 and 8,650,143 shares issued and outstanding at December 31, 2016 and 2015, respectively	9,434	8,650
Additional paid-in capital	70,232,651	66,638,557
Accumulated deficit	(70,035,083)	(53,563,480)
Total stockholders’ equity	207,002	13,083,727
Total liabilities and stockholders’ equity	$5,768,865	$21,657,565

See accompanying notes to financial statements.

CERECOR INC.

Statements of Operations

	Year Ended December 31,
	2016	2015	2014
Grant revenue	$1,152,987	$—	$—
Operating expenses:
Research and development	10,149,879	6,587,183	12,240,535
General and administrative	7,083,155	4,422,764	4,875,030
Loss from operations	(16,080,047)	(11,009,947)	(17,115,565)
Other income (expense):
Change in fair value of warrant liability, unit purchase option liability and investor rights obligation	72,625	1,313,049	2,266,161
Interest income (expense), net	(464,181)	(793,205)	(1,206,187)
Total other income (expense)	(391,556)	519,844	1,059,974
Net loss	$(16,471,603)	$(10,490,103)	$(16,055,591)
Net loss attributable to common stockholders	$(16,471,603)	$(10,490,103)	$(3,521,153)
Net loss per share of common stock, basic and diluted	$(1.87)	$(4.71)	$(5.48)
Weighted-average shares of common stock outstanding, basic and diluted	8,830,396	2,226,023	642,052

See accompanying notes to financial statements.

CERECOR INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Period from January 1, 2014 to December 31, 2016

	Series A, A-1 and B		Stockholders’ Equity (Deficit)
	convertible preferred				Additional		Total
	stock		Common stock		paid‑in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance, January 1, 2014	40,190,902	$19,856,633	642,844	$643	$9,170,468	$(27,017,786)	$(17,846,675)
Extinguishment upon modification of Series A and A-1 convertible preferred stock and issuance of common stock dividends	—	(6,004,417)	6,877	7	6,004,604	—	6,004,611
Reclassification of common stock warrants from liabilities to equity	—	—	—	—	426,303	—	426,303
Conversion of convertible promissory notes in exchange for Series B convertible preferred stock	5,597,618	1,405,003	—	—	—	—	—
Conversion of demand notes in exchange for Series B convertible preferred stock, net of investor rights obligation	3,333,331	837,313	—	—	—	—	—
Issuance of Series B convertible preferred stock net of issuance costs and investor rights obligation	50,017,786	12,250,999			54,107		54,107
Stock-based compensation	—	—	—	—	1,086,581	—	1,086,581
Net loss	—	—	—	—	—	(16,055,591)	(16,055,591)
Balance, December 31, 2014	99,139,637	$28,345,531	649,721	$650	$16,742,063	$(43,073,377)	$(26,330,664)
Issuance of securities in initial public offering, including over-allotment and underwriters' unit purchase option, net of offering costs and underwriting discounts, commissions and expenses	—	—	4,020,000	4,020	21,161,569	—	21,165,589
Issuance of common stock for conversion of preferred stock upon closing of initial public offering	(99,139,637)	(28,345,531)	3,980,422	3,980	28,340,177	—	28,344,157
Stock-based compensation	—	—	—	—	394,748	—	394,748
Net loss	—	—	—	—	—	(10,490,103)	(10,490,103)
Balance, December 31, 2015	—	$—	8,650,143	$8,650	$66,638,557	$(53,563,480)	$13,083,727
Issuance of common stock from sale of shares under common stock purchase agreement, net of offering costs	—	—	763,998	764	1,899,223		1,899,987
Shares purchased through employee stock purchase plan	—	—	20,000	20	(20)	—	—
Stock-based compensation	—	—	—	—	1,694,891	—	1,694,891
Net loss	—	—	—	—	—	(16,471,603)	(16,471,603)
Balance, December 31, 2016	—	$—	9,434,141	$9,434	$70,232,651	$(70,035,083)	$207,002

See accompanying notes to financial statements.

CERECOR INC.

Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(16,471,603)	$(10,490,103)	$(16,055,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,856	23,508	28,943
Loss on disposition of assets	—	—	17,806
Stock-based compensation expense	1,694,891	394,748	1,086,581
Write off of deferred public offering costs	—	—	1,064,106
Non-cash interest expense	162,270	293,748	989,258
Change in fair value of warrant liability, unit purchase option liability and investor rights obligation	(72,625)	(1,313,049)	(2,266,161)
Changes in assets and liabilities:
Grant receivable	(132,472)	—	—
Prepaid expenses and other assets	22,047	(41,243)	353,973
Restricted cash	(15,107)	116,666	(498)
Accounts payable	332,100	(268,709)	(708,366)
Accrued expenses and other liabilities	(119,495)	1,121,054	(28,400)
Net cash used in operating activities	(14,573,138)	(10,163,380)	(15,518,349)
Investing activities
Purchase of property and equipment	(34,883)	(19,984)	(19,502)
Net cash used in investing activities	(34,883)	(19,984)	(19,502)
Financing activities
Proceeds from issuance of convertible promissory notes and demand notes	—	—	2,249,666
Proceeds from issuance of term loan, net of costs	—	—	7,390,000
Proceeds from issuance of Series B convertible preferred stock and common stock warrants, net of offering costs	—	—	14,584,307
Payment of fractional shares upon conversion of preferred stock to common stock	—	(1,373)	—
Proceeds from initial public offering, including over-allotment, net of underwriting discounts, commissions and expenses	—	23,685,270	—
Proceeds from sale of shares under common stock purchase agreement	2,003,182	—	—
Principal payments on term debt	(3,314,225)	(1,811,744)	—
Payment of offering costs	(114,945)	(2,269,171)	(365,253)
Net cash provided by (used in) financing activities	(1,425,988)	19,602,982	23,858,720
Increase (decrease) in cash and cash equivalents	(16,034,009)	9,419,618	8,320,869
Cash and cash equivalents at beginning of period	21,161,967	11,742,349	3,421,480
Cash and cash equivalents at end of period	$5,127,958	$21,161,967	$11,742,349
Supplemental disclosures of cash flow information
Cash paid for interest	$348,888	$568,299	$173,514
Supplemental disclosures of non-cash financing activities:
Accrued deferred financing costs	$81,832	$—	$—
Conversion of promissory and demand notes into Series B convertible preferred stock	$—	$—	$2,249,666
Reclassification of common stock warrants from liabilities to equity	$—	$—	$426,303
Allocation of debt and equity proceeds to investor rights obligation	$—	$—	$2,598,510
Extinguishment upon modification of Series A and A-1 convertible preferred stock	$—	$—	$12,534,438

See accompanying notes to financial statements.

CERECOR INC.

Notes to Financial Statements

As of and for the Years Ended December 31, 2016 and 2015

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

Liquidity - Going Concern

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

The Company has incurred recurring operating losses since inception. For the year ended December 31, 2016, the Company incurred a net loss of $16.5 million and generated negative cash flows from operations of $14.6 million. As of December 31, 2016, the Company had an accumulated deficit of $70.0 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the clinical development of its product candidates, its preclinical programs, business development and its organizational infrastructure. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. To fully execute its business plan, the Company will need to complete certain research and development activities, have positive clinical trial results and obtain marketing approval for its product candidates, which may span many years, and may ultimately be unsuccessful. Any delays in completing these activities or negative clinical trial results could adversely impact the Company. The Company plans to meet its capital requirements primarily through further offerings of equity or debt securities, non-dilutive financing arrangements such as federal grants, collaboration agreements or out-licensing arrangements, and to explore strategic alternatives such as an acquisition, merger, or business combination. In the long term, the Company plans to meet its capital requirements through revenue from product sales to the extent its product candidates receive marketing approval and are commercialized. There can be no assurance, however, that the Company will be successful in obtaining financing at the level needed to sustain operations and develop its product candidates or on terms acceptable to the Company, that the Company's exploration of strategic alternatives will result in any such transaction, or that the Company will obtain approvals necessary to market its products or achieve profitability or sustainable, positive cash flow. If the Company fails to raise capital or enter into such arrangements or transactions in the short term, it will have to significantly delay, scale back or discontinue the development of one or more of its product candidates or cease its operations altogether. The Company currently anticipates that current cash and cash equivalents will be sufficient to meet its anticipated cash requirements well into the second quarter of 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year of the date that our financial statements were issued.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Net Loss Per Share, Basic and Diluted

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted‑average number of shares of common stock outstanding during the period, excluding the dilutive effects, if any, of preferred stock, the investor rights obligation, warrants on preferred stock and common stock, stock options and unvested restricted stock. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the sum of the weighted‑average number of shares of common stock outstanding during the period plus the potential dilutive effects of preferred stock, the investor rights obligation, warrants on preferred stock and common stock, stock options and unvested restricted stock outstanding during the period calculated in accordance with the treasury stock method, although these shares and options are excluded if their effect is anti‑dilutive. In addition, the Company analyzes the potential dilutive effect of the outstanding preferred stock, the investor rights obligation, and warrants on preferred stock and common stock under the “if‑converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding security converts into common stock at the beginning of the period. Because the impact of these items is generally anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the years ended December 31, 2016, 2015 and 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Restricted Cash

During 2013, the Company entered into a lease for office space for its principal offices in Baltimore, Maryland. The Company provided the landlord with a letter of credit in the amount of $175,000 as security by the Company of the Company’s obligations under the lease. The letter of credit was supported by funds that were invested in a certificate of deposit. Provided there was no event of default by the Company, the Company requested that the amount of the letter of credit be reduced by one‑third (approximately $58,000) at the end of each of the first three years of the lease term. At the expiration of the third year of the lease term, which occurred in the fourth quarter of 2016, the Company deposited with the landlord the sum of $13,000 as a security deposit. This amount is recorded as restricted cash, net of current portion on the balance sheet at December 31, 2016.

In the third quarter of 2016, the Company entered into a bank services pledge agreement with Silicon Valley Bank. In exchange for receiving business credit card services from Silicon Valley Bank, the Company deposited $50,000 as collateral with Silicon Valley Bank. This amount will remain deposited with Silicon Valley Bank for the duration the business credit card services are used by the Company and is recorded as restricted cash, net of current portion on the balance sheet at December 31, 2016.

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

Grant Revenue Recognition

The Company recognizes grant revenue when there is (i) reasonable assurance of compliance with the conditions of the grant and (ii) reasonable assurance that the grant will be received. In April 2016, the Company received a research and development grant from the National Institute on Drug Abuse ("NIDA") at the National Institutes of Health ("NIH") to provide additional resources for the period of May 2016 through April 2017 for the Company’s now completed Phase 2 clinical trial for CERC-501, “A Randomized, Double-Blind, Placebo-Controlled, Crossover Design Study of CERC-501 in a Human Laboratory Model of Smoking Behavior.” The amount of the NIDA award was $1.02 million. Additionally, in July 2016, the Company received a research and development grant from the National Institute on Alcohol Abuse and Alcoholism ("NIAAA") at the NIH to provide additional resources for the period of July 2016 through June 2017 to progress the development of CERC-501 for the treatment of alcohol use disorder. The amount of the NIAAA award was $1.0 million. The Company recognizes revenue under grants in earnings on a systemic basis in the period the related expenditures for which the grants are intended to compensate are incurred. As such, the Company recognized revenue in the amounts of $1.02 million and $132,000 for the year ended December 31, 2016 for the NIDA award and NIAAA award, respectively. As of December 31, 2016, the Company had received the full $1.02 million of the revenue earned under the NIDA award.

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

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2016, the Company does not believe any material uncertain tax positions are present.

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

For stock options issued to non‑employees, the Company measures the options at their fair value on the date at which the related service is complete. Expense is recognized over the period during which services are rendered by such non-employees until completed. At the end of each financial reporting period prior to the completion of the service, the fair value of the awards is remeasured using the then current fair market value of the Company's common stock and updated assumptions in the Black-Scholes option pricing model.

Clinical Trial Expense Accruals

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third‑party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2016 and December 31, 2015, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014‑15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update explicitly require a company’s management to assess an entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and to provide related footnote disclosures in certain circumstances. The new standard is effective in the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The new guidance was adopted by the Company in the fourth quarter of 2016. The adoption of this guidance did not impact the Company's financial position, results of operations or cash flows, nor did it significantly impact the Company's disclosures regarding the assessment of its ability to continue as a going concern within one year of the date that our financial statements were issued.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014‑09, Revenue From Contracts With Customers (“ASU 2014‑09”). Pursuant to this update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606), which delays the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted for annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) and ASU No. 2016-10, Revenue From Contracts With Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), and in May 2016 the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), each of which clarify the guidance in ASU 2014-09 and have the same effective date as the original standard. The Company has not yet completed its determination of the impact of adopting ASU 2014-09, ASU 2016-08, ASU 2016-10, or ASU 2016-12 on the financial statements, although, the impact, if any, is not expected to be significant. The Company expects to adopt the pronouncement on a full retrospective basis on January 1, 2018.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  The guidance is intended to simplify several areas of accounting for share-based compensation, including income tax impacts, classification on the statement of cash flows and forfeitures. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. The Company adopted this standard on January 1, 2017 and its adoption will have no impact on its financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The guidance is intended to address the diversity that currently exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The new standard requires that entities show the changes in the total of cash and cash equivalents, restricted cash and restricted cash equivalents on the statement of cash flows and no longer present transfers between cash and cash equivalents, restricted cash and restricted cash equivalents on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements.

3. Net Loss Per Share of Common Stock, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share of common stock for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
Net loss per share, basic and diluted calculation:	2016	2015	2014
Net loss	$(16,471,603)	$(10,490,103)	$(16,055,591)
Extinguishment upon modification of Series A and A-1 convertible preferred stock	—	—	12,534,438
Net loss attributable to common stockholders	$(16,471,603)	$(10,490,103)	$(3,521,153)
Weighted-average common shares outstanding	8,830,396	2,226,023	642,052
Net loss per share, basic and diluted	$(1.87)	$(4.71)	$(5.48)

The following outstanding securities at December, 31, 2016, 2015 and 2014 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	December 31,
	2016	2015	2014
Series A convertible preferred stock	—	—	31,116,391
Series A-1 convertible preferred stock	—	—	9,074,511
Series B convertible preferred stock	—	—	58,948,735
Stock options	1,849,359	959,188	552,726
Warrants on common stock	7,400,934	7,400,934	681,858
Warrants on preferred stock	—	—	625,208
Investor rights obligation	—	—	53,351,117
Underwriters' unit purchase option	40,000	40,000	—

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

At December 31, 2016 and 2015, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other current liabilities, long term debt, the term loan warrant liability and the underwriters’ unit purchase option liability. The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts. The estimated fair value of the Company’s debt of $2.4 million as of December 31, 2016 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2016
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$4,758,539	$—	$—
Liabilities
Warrant liability	$—	$—	$5,501
Unit purchase option liability	—	$—	$51

	December 31, 2015
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$21,122,553	$—	$—
Liabilities
Warrant liability	$—	$—	$27,606
Unit purchase option liability	—	$—	$50,571

*Investments in money market funds are reflected in cash and cash equivalents on the accompanying Balance Sheets.

Level 3 Valuation

The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of December 31, 2016, include (i) volatility of 100%, (ii) risk free interest rate of 1.65%, (iii) strike price ($8.40), (iv) fair value of common stock ($0.88), and (v) expected life of 3.8 years.

The underwriters’ unit purchase option (the “UPO”) was issued to the underwriters of the Company's initial public offering ("IPO") in 2015 and provides the underwriters the option to purchase up to a total of 40,000 units. The units underlying the UPO will be, immediately upon exercise, separated into shares of common stock, underwriters’ Class A warrants and underwriters’ Class B warrants (such warrants together referred to as the Underwriters’ Warrants). The Underwriters’ Warrants are warrants to purchase shares of common stock (see Note 9 for additional information on the UPO). The Company classifies the UPO as a liability as it is a freestanding marked-to-market derivative instrument that is precluded from being classified in stockholders’ equity. The UPO liability is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the UPO is exercised, expires or other facts and circumstances lead the UPO to be reclassified to stockholders’ equity. The fair value of the UPO liability is estimated using a Black-Scholes option-pricing model within a Monte Carlo simulation model framework. The significant assumptions used in preparing the simulation model for valuing the UPO as of December 31, 2016, include (i) volatility range of 65% to 90%, (ii) risk free interest rate range of 0.44% to 1.64%, (iii) unit strike price ($7.48), (iv) underwriters’ Class A warrant strike price ($5.23), (v) underwriters’ Class B warrant strike price ($4.49), (vi) fair value of underlying equity ($0.88), and (vii) optimal exercise point of immediately prior to the expiration of the underwriters’ Class B warrants, which occurs on April 20, 2017. The fair value of underlying equity was the primary driver of the decrease in fair value of the UPO liability from $50,571 as of December 31, 2015 to $51 as of December 31, 2016. This $50,520 gain on the change in fair value of the UPO liability was recorded to other income in the accompanying statement of operations.

The investor rights obligation expired in October 2015 upon the closing of the Company’s IPO. While outstanding, the investor rights obligation was remeasured at each reporting period and changes in fair value were recorded as a component of other income (expense) in the Company’s statements of operations. The fair value of the investor rights obligation was determined using a valuation model, which considered the probability of achieving certain milestones, the entity’s cost of capital, the estimated period the rights were to be outstanding, consideration received for the instrument with the rights, the number of shares to be issued to satisfy the rights, the price of such shares and any changes in the fair value of the underlying instrument.

The tables presented below are a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability, unit purchase option liability and investor rights obligation for the years ended December 31, 2016 and 2015:

	Warrant	Unit purchase	Investor rights
	liability	option liability	obligation	Total
Balance at December 31, 2015	$27,606	$50,571	$—	$78,177
Change in fair value	(22,105)	(50,520)	—	(72,625)
Balance at December 31, 2016	$5,501	$51	$—	$5,552

	Warrant	Unit purchase	Investor rights
	liability	option liability	obligation	Total
Balance at December 31, 2014	$69,684	$—	$1,112,000	$1,181,684
Issuance of unit purchase option	—	209,542	—	209,542
Expiration of investor rights obligation	—	—	(1,112,000)	(1,112,000)
Change in fair value	(42,078)	(158,971)	—	(201,049)
Balance at December 31, 2015	$27,606	$50,571	$—	$78,177

No other changes in valuation techniques or inputs occurred during the years ended December 31, 2016 and 2015. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the years ended December 31, 2016 and 2015.

5. Property and Equipment

Property and equipment as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Furniture and equipment	$58,126	$34,918
Computers and software	72,808	61,133
Total property and equipment	130,934	96,051
Less accumulated depreciation	(87,691)	(60,835)
Property and equipment, net	$43,243	$35,216

Depreciation expense was $26,856 and $23,508 for the years ended December 31, 2016 and December 31, 2015, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Compensation and benefits	$272,601	$1,128,073
Research and development expenses	315,937	464,719
General and administrative	160,116	253,132
Accrued interest	193,781	39,534
Total accrued expenses and other current liabilities	$942,435	$1,885,458

7. License Agreements

Lilly CERC-501 License

In February 2015, the Company acquired rights to CERC-501, which was previously referred to as OpRA Kappa, through an exclusive, worldwide license from Eli Lilly and Company ("Lilly"). Pursuant to the license agreement, the Company paid $750,000 to Lilly within 30 days of the execution of the license agreement, which was recorded as research and development expense in the accompanying statements of operations for the year ended December 31, 2015. Upon the Company undertaking a nine-month toxicology study in non-human primates and delivering a final study report, the Company will be required to pay Lilly an additional $250,000. Additional payments may be due upon achievement of other development and regulatory milestones, including the first commercial sale. Upon commercialization, the Company is obligated to pay Lilly additional milestones and royalties on net sales.

Lilly CERC-611 License

On September 22, 2016, the Company entered into an exclusive license agreement with Lilly pursuant to which the Company received exclusive, global rights to develop and commercialize CERC-611, previously referred to as LY3130481, a potent and selective transmembrane AMPA receptor regulatory proteins (“TARP”) γ-8-dependent α-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid (“AMPA”) receptor antagonist. The terms of the license agreement provide for an upfront payment of $2.0 million, of which $750,000 was due within 30 days of the effective date of the license agreement, and the remaining balance of $1.25 million is due after the first subject is dosed with CERC-611 in a multiple ascending dose study and is recorded as other long term liabilities on the balance sheet at December 31, 2016. The Company recorded the $2.0 million upfront amount as a research and development expense in the accompanying statement of operations for the year ended December 31, 2016. Additional payments may be due upon achievement of development and commercialization milestones, including the first commercial sale. Upon commercialization, the Company is obligated to pay Lilly milestone payments and a royalty on net sales.

Merck CERC-301 License

In 2013, the Company entered into an exclusive license agreement with Merck & Co., Inc. ("Merck") pursuant to which Merck granted the Company rights relating to certain small molecule compounds. In consideration of the license, the Company may be required to make initial payments totaling $1.5 million. Pursuant to the license agreement the Company paid $750,000 and upon achievement of FDA acceptance of Merck pre-clinical data and FDA approval of a Phase 3 clinical trial the Company will pay an additional $750,000. The initial payment of $750,000 was recorded as research and development expense in the year ended December 31, 2013. Additional payments may be due upon achievement of development and regulatory milestones, including the first commercial sale. Upon commercialization of an NR2B product, the Company is obligated to pay Merck additional milestones and royalties on net sales.

Merck COMTi License

In 2013, the Company entered into a separate exclusive license agreement with Merck pursuant to which Merck granted the Company certain rights in small molecule compounds which are known to inhibit the activity of COMT. In consideration of the license, the Company made a $200,000 upfront payment to Merck, which was recorded as research and development expense in the year ended December 31, 2013. Additional payments may be due upon the achievement of development and regulatory milestones. Upon commercialization of a COMT product, the Company is required to pay Merck royalties on net sales.

8. Term Loan

In August 2014, the Company received a $7.5 million secured term loan from a finance company. The loan is secured by a lien on the Company’s assets, excluding intellectual property, which is subject to a negative pledge. The loan contains certain additional nonfinancial covenants. In connection with the loan agreement, the Company’s cash and investment accounts are subject to account control agreements with the finance company that give the finance company the right to assume control of the accounts in the event of a loan default. Loan defaults are defined in the loan agreement and include, among others, the finance company’s determination that there is a material adverse change in the Company’s operations, notwithstanding adverse results of clinical trials. Interest on the loan is at a rate of the greater of 7.95%, or 7.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%. The interest rate effective from loan inception to December 16, 2015 was 7.95%. Effective December 17, 2015, the prime rate as reported by The Wall Street Journal increased 0.25% resulting in the interest rate increasing to 8.20%. Effective December 15, 2016, the prime rate as reported by The Wall Street Journal increased an additional 0.25% resulting in an increase to the current interest rate, which was 8.45% as of December 31, 2016. The loan was interest‑only for nine months, and is repayable in equal monthly payments of principal and interest of approximately $305,000 over 27 months, which began in June 2015. Debt consisted of the following as of December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Term loan	$2,374,031	$5,688,256
Less: debt discount	(20,364)	(126,700)
Term Loan, net of debt discount	2,353,667	5,561,556
Less: current portion, net of debt discount	(2,353,667)	(3,208,074)
Long term debt, net of current portion and debt discount	$—	$2,353,482

Interest expense, which includes amortization of a discount and the accrual of a termination fee, was approximately $489,000 and $800,000 for the years ended December 31, 2016 and 2015, respectively, and is included in interest income (expense), net on the accompanying statements of operations. The Company will make future principal payments of $2,374,031 through the loan's maturity date in August 2017.

Upon issuance of the term loan, the Company paid lender fees of $110,000 and is required to pay a one‑time fee at maturity of $187,500. The lender fees were recorded as a discount to the carrying amounts of the current and long term portions of the term loan. Amortization of the debt discount was $106,000 and $159,000 during the years ended December 31, 2016 and 2015, respectively. Accretion of the one‑time fee was $56,000 and $84,000 during the years ended December 31, 2016 and 2015, respectively. The amortization of the debt discount and the accretion of the one-time fee are reflected as a components of interest expense within the accompanying statements of operations.

9. Capital Structure

On October 20, 2015, the Company filed an amended and restated certificate of incorporation in connection with the closing of its IPO. The amended and restated certificate of incorporation authorizes the Company to issue two classes of stock, common stock and preferred stock, and eliminates all references to the previously existing series of preferred stock. At December 31, 2016, the total number of shares of capital stock the Company was authorized to issue was 205,000,000 of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

Common Stock

IPO

On October 20, 2015, the Company closed its IPO of its units. Each unit consisted of one share of common stock, one Class A warrant to purchase one share of common stock at an exercise price of $4.55 per share and one Class B warrant to purchase one-half share of common stock at an exercise price of $3.90 per full share (the “units”). The Class A warrants expire on October 20, 2018 and the Class B warrants expire on April 20, 2017. The closing of the IPO resulted in the sale of 4,000,000 units at an initial public offering price of $6.50 per unit for gross proceeds of $26.0 million. The net proceeds of the IPO, after underwriting discounts, commissions and expenses, and before offering expenses, to the Company were approximately $23.6 million. On November 13, 2015, the units separated into common stock, Class A warrants and Class B warrants and began trading separately on the NASDAQ Capital Market.

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

The Aspire Capital Transaction

On September 8, 2016, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC ("Aspire Capital"), pursuant to which Aspire Capital committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Under the Purchase Agreement, on any trading day selected by the Company on which the closing price of the Company’s common stock exceeds $0.50, the Company may, in its sole discretion, present a purchase notice directing Aspire Capital to purchase up to 50,000 shares of common stock per day, up to $15.0 million of the Company’s common stock in the aggregate at a per share price calculated by references to the prevailing market price of the Company’s common stock. Upon execution of the Purchase Agreement, the Company issued and sold to Aspire Capital 250,000 shares of common stock at a price per share of $4.00, for gross proceeds of $1.0 million, and concurrently entered into a registration rights agreement with Aspire Capital registering the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. Additionally, as consideration for Aspire Capital entering into the Purchase Agreement, the Company issued 175,000 shares of common stock as a commitment fee. The net proceeds of the Aspire Capital transaction, after offering expenses, to the Company were approximately $1.9 million for the year ended December 31, 2016. As of December 31, 2016, the Company had sold 763,998 shares of common stock to Aspire Capital under the Purchase Agreement. Subsequent to December 31, 2016, the Company sold an additional 965,165 shares of common stock to Aspire Capital under the terms of the Purchase Agreement for gross proceeds of approximately $789,000. As of the date of this Annual Report on Form 10-K, the Company may not issue additional shares of common stock to Aspire Capital under the Purchase Agreement unless shareholder approval to issue additional shares is obtained.

The Maxim Group Equity Distribution Agreement

On January 27, 2017, the Company entered into an Equity Distribution Agreement with Maxim Group LLC ("Maxim"), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Maxim, up to $12,075,338 in shares of its common stock. The Company has no obligation to sell any of the Shares, and may at any time suspend offers under the Equity Distribution Agreement.

As of the date of this Annual Report on Form 10-K, the Company had sold 345,653 shares of its common stock through Maxim under the Equity Distribution Agreement for gross proceeds of $287,000 and may sell up to an additional $11,788,182 of shares of its common stock. This calculation will be updated immediately after we file this Annual Report on Form 10-K and we expect that the amount of securities we will be able to sell under the registration statement on Form S-3 thereafter will be approximately $3.3 million.

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

Common Stock Warrants

At December 31, 2016, the following common stock warrants were outstanding:

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

Warrants Issued to Term Loan Lender

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

As of the 2016 Plan Effective Date, no additional grants will be made under the 2015 Plan or the 2011 Stock Incentive Plan (the “2011 Plan”), which was previously succeeded by the 2015 Plan effective October 13, 2015. Outstanding grants under the 2015 Plan and 2011 Plan will continue according to their terms as in effect under the applicable plan.

Upon the 2016 Plan Effective Date, the 2016 Plan reserved and authorized up to 600,000 additional shares of common stock for issuance, as well as 464,476 unallocated shares remaining available for grant of new awards under the 2015 Plan. During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, beginning in 2017, by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. As of December 31, 2016, there were 666,069 shares available for future issuance under the 2016 Plan.

For stock options granted to employees and non-employee directors, the estimated grant date fair market value of the Company’s stock-based awards is amortized ratably over the individuals’ service periods, which is the period in which the awards vest. For stock options issued to non‑employees, the Company measures the options at their fair value on the date at which the related service is complete. Expense is recognized over the period during which services are rendered by such non-employees until completed. At the end of each financial reporting period prior to the completion of the service, the fair value of the awards is remeasured using the then current fair market value of the Company's common stock and updated assumptions in the Black-Scholes option pricing model. Stock-based compensation expense recognized for the years ending December 31, 2016 and 2015 was as follows:

	Year Ended December 31,
	2016	2015
Research and development	$141,247	$67,021
General and administrative	1,553,644	327,727
Total stock-based compensation	$1,694,891	$394,748

During the first quarter of 2016, the Company modified stock options of its former chief executive officer by extending the life of the awards, which were set to expire in March 2016, to coincide with their original life. This modification resulted in the recording of $781,266 of compensation expense, which is included in general and administrative expenses for the year ended December 31, 2016 in the accompanying statement of operations.

A summary of option activity for the years ended December 31, 2016 and 2015 is as follows:

	Options Outstanding
				Weighted average
			Grant date	remaining
	Number of	Weighted‑average	fair value of	contractual term
	shares	exercise price	options granted	(in years)
Balance, January 1, 2015	552,726	$9.17
Granted	523,390	$6.31	$1,467,886
Forfeited	(116,928)	$8.60
Balance, December 31, 2015	959,188	$7.68
Granted	915,242	$3.35	$2,155,234
Forfeited	(25,071)	$5.04
Balance, December 31, 2016	1,849,359	$5.57		8.44
Vested and expected to vest at December 31, 2016	1,849,359	$5.57		8.44
Exercisable at December 31, 2016	791,251	$7.55		7.24

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. As of December 31, 2016, the aggregate intrinsic value of options outstanding, vested and expected to vest was $0. The total grant date fair value of shares which vested during the years ended December 31, 2016, 2015 and 2014 was $0.4 million, $0.7 million and $1.3 million, respectively. The per‑share weighted‑average grant date fair value of the options granted during 2016, 2015 and 2014 was estimated at $2.35, $2.80 and $2.24, respectively.

The assumptions used to determine the grant date fair value of stock options granted to employees and non-employee directors are as follows:

	Year Ended December 31,
	2016			2015			2014
Risk-free interest rate	1.01%	—	1.93%	1.64%	—	1.97%	0.85%	—	1.97%
Expected term of options (in years)	5.0	—	6.25	5.0	—	6.25	5.00	—	6.25
Expected stock price volatility	80%	—	100.0%			70.0%			70.0%
Expected annual dividend yield			—%			—%			—%

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

As of December 31, 2016, there was approximately $2,047,800 of total unrecognized compensation expense related to unvested options granted under the Plan to be recognized as follows:

Year ending December 31,
2017	$815,654
2018	766,151
2019	357,279
2020	108,716
$2,047,800

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

Upon the ESPP Effective Date, the Company reserved and authorized up to 500,000 shares of common stock for issuance under the ESPP. On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP shall automatically increase by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, and (ii) 500,000 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. As of December 31, 2016, 480,000 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $70,890 for the year ended December 31, 2016.

11. Income Taxes

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. The Company recognized no material adjustments for unrecognized income tax benefits. Through December 31, 2016, the Company had no unrecognized tax benefits or related interest and penalties accrued.

The significant components of the Company’s deferred tax assets are comprised of the following:

	December 31,
	2016	2015
Deferred tax assets:
Net operating losses	$20,587,955	$20,350,451
Research and development credits	1,840,505	1,814,296
Deferred rent	11,902	15,599
Accrued compensation	90,936	438,351
Stock-based compensation	2,169,070	1,500,520
Basis difference in tangible and intangible assets	6,174,163	207,157
Total deferred tax assets	30,874,531	24,326,374
Less valuation allowance	(30,874,531)	(24,326,374)
Net deferred tax asset	$—	$—

For the year ended December 31, 2016, the Company increased the valuation allowance by $6.5 million to fully reserve for the value of deferred tax assets. Due to continued operating losses, there is no indication that it is more likely than not that the Company will be able to utilize its deferred tax assets.

As of December 31, 2016 the Company had $52.2 million of federal and Maryland state net operating loss (“NOL”) carryforwards that will begin to expire in 2031. As of December 31, 2016 the Company had $1.8 million and $57,000 of federal and Maryland state research and development credits, respectively, that will begin to expire in 2018. The NOL and research and development credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three‑year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs and research and development credits that the Company can utilize annually to offset future taxable income or tax liabilities. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the NOL carryforwards are subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, which could be significant, there would be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. Subsequent ownership changes may further affect the limitation in future years. All of the Company’s tax years are currently open to examination by each tax jurisdiction in which the Company is subject to taxation.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	December 31,
	2016	2015
Federal statutory rate	34.00%	34.00%
Permanent differences	(0.02)%	(0.02)%
Warrants	0.15%	4.26%
State taxes	3.44%	5.12%
Research and development credit	2.18%	2.69%
Other	—%	0.03%
Change in valuation allowance	(39.75)%	(46.08)%
Effective income tax rate	—%	—%

12. Commitments and Contingencies

Office Lease

In 2013, the Company entered into a lease for new corporate office space location in Baltimore, Maryland. The lease provides for three months of rent abatement and includes escalating rent payments. Rent expense is recognized on a straight‑line basis over the term of the lease. Rent expense under the lease amounted to approximately $142,000 for the years ended December 31, 2016 and 2015. Pursuant to the terms of such lease, the Company’s future lease obligation is as follows:

Year ending December 31,
2017	$154,845
2018	158,716
$313,561

Obligations to Contract Research Organizations and External Service Providers

The Company has entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s product candidates. The Company was contractually obligated for up to approximately $1.4 million of future services under these agreements as of December 31, 2016, for which amounts have not been accrued as services have not been performed. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

13. Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial data for 2016 and 2015. This unaudited information has been prepared on the same basis as the audited information included elsewhere in this Annual Report on Form 10-K and includes all adjustments necessary to present fairly the information set forth therein.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016

	(in thousands, except per share data)
Grant revenue	$—	$650	$321	$182
Operating expenses:
Research and development	2,293	2,502	4,582	773
General and administrative	2,649	1,636	1,703	1,095
Change in fair value of warrant liability and unit purchase option liability	(47)	91	(101)	130
Interest income (expense), net	(151)	(127)	(104)	(83)
Net loss	$(5,140)	$(3,524)	$(6,169)	$(1,639)
Net loss per share of common stock, basic and diluted	$(0.59)	$(0.41)	$(0.70)	$(0.18)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015

	(in thousands, except per share data)
Operating expenses:
Research and development	$1,723	$1,875	$1,238	$1,751
General and administrative	761	1,016	722	1,924
Change in fair value of warrant liability, unit purchase option liability and investor rights obligation	(535)	198	1,465	185
Interest income (expense), net	(219)	(219)	(197)	(158)
Net loss	$(3,238)	$(2,912)	$(692)	$(3,648)
Net loss per share of common stock, basic and diluted	$(4.98)	$(4.48)	$(1.06)	$(0.53)

14. Subsequent Events

On January 27, 2017, the Company entered into an Equity Distribution Agreement with Maxim, pursuant to which the Company may offer and sell shares of its common stock through Maxim. As of the date of this Annual Report on Form 10-K, the Company had sold 345,653 shares of its common stock through Maxim under the Equity Distribution Agreement for gross proceeds of $287,000. Refer to Note 9 for additional information on the Equity Distribution Agreement.

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

4.14
Registration Rights Agreement, dated as of September 8, 2016, by and between Aspire Capital Fund, LLC and Cerecor Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 12, 2016).

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

10.11 +	Employment Agreement by and between Cerecor Inc. and Uli Hacksell, effective January 1, 2016 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on March 23, 2016).

10.12 +	Separation Agreement by and between Cerecor Inc. and Blake Paterson, effective January 9, 2016 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on March 23, 2016).

10.13 +	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on September 8, 2015).

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

10.17	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on March 23, 2016).

10.18 +	Cerecor Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 20, 2016).

10.19 +	Cerecor Inc. 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 20, 2016).

10.20
Common Stock Purchase Agreement, dated as of September 8, 2016, by and between Aspire Capital Fund, LLC and Cerecor Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2016).

10.21 #
Exclusive License Agreement, dated as of September 22, 2016, by and between Cerecor Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2016).

10.21.1
Addendum to Exclusive License Agreement, dated as of October 13, 2016, by and between Cerecor Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 10.1.1 to the Quarterly Report on Form 10-Q filed on November 8, 2016).

10.22
Equity Distribution Agreement, dated as of January 27, 2017, by and between Cerecor Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2017).

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