Form 10-Q
period 2017-03-31
Cerecor Inc.
filed 2017-05-09
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
As of May 9, 2017, the registrant had 14,081,453 shares of common stock outstanding.

CERECOR INC.

FORM 10-Q

For the Quarter Ended March 31, 2017

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
CERECOR INC.

Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,001,553	$5,127,958
Grants receivable	187,363	132,472
Prepaid expenses and other current assets	249,603	391,253
Restricted cash, current portion	20,203	11,111
Total current assets	3,458,722	5,662,794
Property and equipment, net	39,214	43,243
Restricted cash, net of current portion	62,834	62,828
Total assets	$3,560,770	$5,768,865
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Term debt, net of discount	$1,492,356	$2,353,667
Accounts payable	595,876	1,010,209
Accrued expenses and other current liabilities	638,983	942,435
Warrant liability	2,706	5,501
Unit purchase option liability	6,607	51
Total current liabilities	2,736,528	4,311,863
License obligations	1,250,000	1,250,000
Total liabilities	3,986,528	5,561,863
Stockholders’ (deficit) equity:
Preferred stock—$0.001 par value; 5,000,000 shares authorized at March 31, 2017 and December 31, 2016; zero shares issued and outstanding at March 31, 2017 and December 31, 2016
Common stock—$0.001 par value; 200,000,000 shares authorized at March 31, 2017 and December 31, 2016; 10,901,165 and 9,434,141 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	10,901	9,434
Additional paid-in capital	71,559,062	70,232,651
Accumulated deficit	(71,995,721)	(70,035,083)
Total stockholders’ (deficit) equity	(425,758)	207,002
Total liabilities and stockholders’ (deficit) equity	$3,560,770	$5,768,865

See accompanying notes to unaudited financial statements.

CERECOR INC.

Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Grant revenue	$384,206	$—
Operating expenses:
Research and development	953,071	2,293,273
General and administrative	1,330,264	2,649,093
Loss from operations	(1,899,129)	(4,942,366)
Other income (expense):
Change in fair value of warrant liability and unit purchase option liability	(3,761)	(47,104)
Interest expense, net	(57,748)	(150,543)
Total other income (expense)	(61,509)	(197,647)
Net loss	$(1,960,638)	$(5,140,013)
Net loss per share of common stock, basic and diluted	$(0.19)	$(0.59)
Weighted-average shares of common stock outstanding, basic and diluted	10,216,014	8,650,143

See accompanying notes to unaudited financial statements.

CERECOR INC.

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(1,960,638)	$(5,140,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,830	6,788
Stock-based compensation expense	332,219	937,308
Non-cash interest expense	13,389	52,120
Change in fair value of warrant liability and unit purchase option liability	3,761	47,104
Changes in assets and liabilities:
Grants receivable	(54,891)	—
Prepaid expenses and other assets	141,650	170,009
Restricted cash	(9,098)	—
Accounts payable	(414,333)	(71,398)
Accrued expenses and other liabilities	(303,452)	291,522
Net cash used in operating activities	(2,245,563)	(3,706,560)
Investing activities
Purchase of property and equipment	(1,801)	(8,898)
Net cash used in investing activities	(1,801)	(8,898)
Financing activities
Proceeds from sale of shares under common stock purchase agreements	1,186,564	—
Principal payments on term debt	(874,700)	(803,900)
Payment of financing costs	(190,905)	(40,968)
Net cash provided by (used in) financing activities	120,959	(844,868)
Decrease in cash and cash equivalents	(2,126,405)	(4,560,326)
Cash and cash equivalents at beginning of period	5,127,958	21,161,967
Cash and cash equivalents at end of period	$3,001,553	$16,601,641
Supplemental disclosures of cash flow information
Cash paid for interest	$44,003	$111,878
Supplemental disclosures of noncash financing activities
Accrued financing costs	$11,025	$—

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

The Company has incurred recurring operating losses since inception. For the three months ended March 31, 2017, the Company incurred a net loss of $2.0 million and generated negative cash flows from operations of $2.2 million. As of March 31, 2017, the Company had an accumulated deficit of $72.0 million and a balance of $3.0 million in cash and cash equivalents. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the clinical development of its product candidates, its preclinical programs, business development and its organizational infrastructure. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. The Company plans to meet its capital requirements primarily through a combination of equity and debt financings, collaborations, strategic alliances, federal and private grants, marketing, distribution or licensing arrangements and in the longer term, revenue from product sales to the extent its product candidates receive marketing approval and are commercialized. There can be no assurance, however, that the Company will be successful in obtaining financing at the level needed to sustain operations and develop its product candidates or on terms acceptable to the Company, or that the Company will obtain approvals necessary to market its products or achieve profitability or sustainable positive cash flow.

In April 2017 the Company received $5.0 million in gross proceeds pursuant to a securities purchase agreement with Armistice Capital Master Fund Ltd (“Armistice”) as described in Note 11. The Company has the potential to raise additional cash through an equity distribution agreement with Maxim Group LLC ("Maxim Group") as described in Note 8. The Company currently anticipates that its existing cash and cash equivalents will be sufficient to meet its anticipated cash requirements through the end of February 2018. These factors raise significant doubt about the Company’s ability to continue as a going concern.

2. Significant Accounting Policies

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations and cash flows. The balance sheet at December 31, 2016 has been derived from audited financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission (“SEC”).

The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited financial statements are read in conjunction with the December 31, 2016 audited financial statements.

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

Net Loss Per Share, Basic and Diluted

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted‑average number of shares of common stock outstanding during the period, excluding the dilutive effects, if any, of preferred stock, the investor rights obligation, warrants on preferred stock and common stock, stock options and unvested restricted stock. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the sum of the weighted‑average number of shares of common stock outstanding during the period plus the potential dilutive effects of preferred stock and warrants on preferred stock and common stock, stock options and unvested restricted stock outstanding during the period calculated in accordance with the treasury stock method, although these shares and options are excluded if their effect is anti‑dilutive. In addition, the Company analyzes the potential dilutive effect of any outstanding preferred stock, the investor rights obligation, and warrants on preferred stock and common stock under the “if‑converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding security converts into common stock at the beginning of the period. Because the impact of these items is generally anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three months ended March 31, 2017 and 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Restricted Cash

The Company established the Employee Stock Purchase Plan in 2016. Eligible employees can purchase common stock through accumulated payroll deductions at such times as are established by the Plan administrator. At March 31, 2017, $20,000 of deposits had been made by employees for potential future stock purchases.

In 2016 the Company entered into a bank services pledge agreement with Silicon Valley Bank. In exchange for receiving business credit card services from Silicon Valley Bank, the Company deposited $50,000 as collateral with Silicon Valley Bank. This amount will remain deposited with Silicon Valley Bank for the duration the business credit card services are used by the Company and is recorded as restricted cash, net of current portion on the balance sheet at March 31, 2017. Also, in 2016 the Company deposited $13,000 with the landlord of the Company's office space as a security deposit.

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

Debt and Equity Issuance Costs

The Company may record debt and equity discounts in connection with raising funds through the issuance of convertible notes or equity instruments. These discounts may arise from (i) the receipt of proceeds less than the face value of the convertible notes or equity instruments, (ii) allocation of proceeds to beneficial conversion features and/or (iii) recording derivative liabilities related to embedded features. For debt instruments, these costs are amortized over the life of the debt to interest expense utilizing the effective interest method. For equity instruments, these costs are netted against the gross proceeds received from the issuance of the equity.

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

Grant Revenue Recognition

The Company recognizes grant revenue when there is (i) reasonable assurance of compliance with the conditions of the grant and (ii) reasonable assurance that the grant will be received. In April 2016, the Company received a research and development grant from the National Institute on Drug Abuse ("NIDA") at the National Institutes of Health to provide additional resources for the period from May 2016 through April 2017 for the Company’s ongoing Phase 2 clinical trial for CERC-501, “A Randomized, Double-Blind, Placebo-Controlled, Crossover Design Study of CERC-501 in a Human Laboratory Model of Smoking Behavior.” The amount of the award was approximately $1.0 million. Additionally, in July 2016, the Company received a research and development grant from the National Institute on Alcohol Abuse and Alcoholism ("NIAAA") at the NIH to provide additional resources for the period of July 2016 through June 2017 to progress the development of CERC-501 for the treatment of alcohol use disorder. The amount of the NIAAA award was $1.0 million. The Company recognizes revenue under grants in earnings on a systemic basis in the period the related expenditures for which the grants are intended to compensate are incurred. As such, the Company has recognized revenue in the amounts of $1,020,000 and $132,000 for the year ended December 31, 2016 for the NIDA award and NIAAA award, respectively. The company recognized revenue of $384,000 for the three months ended March 31, 2017 for the NIAAA award. As of March 31, 2017, the Company had received the full $1,020,000 of the revenue earned under the NIDA award and $516,000 of the revenue earned under the NIAAA award.

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

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2017, the Company does not believe any material uncertain tax positions are present.

Stock‑Based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock‑based awards made to employees and non‑employees, including employee stock options, in the statements of operations.

For stock options issued to employees and members of the board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option using the Black‑Scholes option pricing model. The use of the Black‑Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk‑free interest rates and expected dividend yields of the common stock. For awards subject to service‑based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock‑based compensation expense equal to the grant date fair value of stock options on a straight‑line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑9, Revenue From Contracts With Customers (“ASU 2014‑9”). Pursuant to this update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606), which delays the effective date of ASU 2014-9by one year.  As a result, ASU 2014-9 will be effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted for annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-8, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-8”) and ASU No. 2016-10, Revenue From Contracts With Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), and in May 2016 the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), each of which clarify the guidance in ASU 2014-9 and have the same effective date as the original standard. The Company has not yet determined the impact of adoption of ASU 2014-9, ASU 2016-8, ASU 2016-10, or ASU 2016-12 on the financial statements, although, the impact, if any, is not expected to be significant given the Company has not historically recognized significant amounts of revenue.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). This guidance revises existing practice related to accounting for leases under ASC 840, Leases (“ASC 840”) for both lessees and lessors. The new guidance in ASU 2016-2 requires lessees to recognize a right-of-use asset and a lease liability for nearly all leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating leases or capital leases. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while capital leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements.

In March 2016, the FASB issued ASU No. 2016-9, Improvements to Employee Share-Based Payment Accounting.  The guidance is intended to simplify several areas of accounting for share-based compensation, including income tax impacts, classification on the statement of cash flows and forfeitures. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. The new guidance was adopted by the Company effective January 1, 2017 and its adoption did not have any impact on its financial position, results of operations or cash flows. In connection with adoption, the Company has elected to account for forfeitures as they occur as opposed to being estimated at the time of grant and revised.

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

3. Net Loss Per Share of Common Stock, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
Net loss per share, basic and diluted calculation:	2017	2016
Net loss	$(1,960,638)	$(5,140,013)
Weighted-average common shares outstanding	10,216,014	8,650,143
Net loss per share, basic and diluted	$(0.19)	$(0.59)

The following outstanding securities at March 31, 2017 and 2016 have been excluded from the computation of diluted weighted-average shares outstanding, as they would have been anti‑dilutive:

	March 31, 2017	March 31, 2016
Stock options	2,067,095	1,450,952
Warrants on common stock	7,400,934	7,400,934
Underwriters' unit purchase option	40,000	40,000

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

At March 31, 2017 and December 31, 2016, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other current liabilities, long term debt, the term loan warrant liability and the underwriters’ unit purchase option liability. The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short‑term nature of these accounts. The estimated fair value of the Company’s debt of $1.5 million as of March 31, 2017 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2017
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$2,716,246	$—	$—
Liabilities
Warrant liability	$—	$—	$2,706
Unit purchase option liability	$—	$—	$6,607

	December 31, 2016
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$4,758,539	$—	$—
Liabilities
Warrant liability	$—	$—	$5,501
Unit purchase option liability	$—	$—	$51

*    Investments in money market funds are reflected in cash and cash equivalents on the accompanying Balance Sheets.

Level 3 Valuation

The warrant liability (which relates to warrants to purchase shares of common stock as part of the term loan agreement) is marked‑to‑market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black‑Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of March 31, 2017, include (i) volatility of 95%, (ii) risk free interest rate of 1.62%, (iii) strike price ($8.40), (iv) fair value of common stock ($0.68), and (v) expected life of 3.6 years.

The underwriters’ unit purchase option (the “UPO”) was issued to the underwriters of the Company’s initial public offering (“IPO”) and provides the underwriters the option to purchase up to a total of 40,000 units. The units underlying the UPO will be, immediately upon exercise, separated into shares of common stock, underwriters’ Class A warrants and underwriters’ Class B warrants (such warrants together referred to as the Underwriters’ Warrants). The Underwriters’ Warrants are warrants to purchase shares of common stock. The Company classifies the UPO as a liability as it is a freestanding marked-to-market derivative instrument that is precluded from being classified in stockholders’ equity. The UPO liability is marked‑to‑market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the UPO is exercised, expire or other facts and circumstances lead the UPO to be reclassified to stockholders’ equity. The fair value of the UPO liability is estimated using a Black-Scholes option-pricing model within a Monte Carlo simulation model framework. The significant assumptions used in preparing the simulation model for valuing the UPO as of March 31, 2017, include (i) volatility range of 65% to 75%, (ii) risk free interest rate range of 0.74% to 1.63%, (iii) unit strike price ($7.48), (iv) underwriters’ Class A warrant strike price ($5.23), (v) underwriters’ Class B warrant strike price ($4.49), (vi) fair value of underlying equity ($0.68), and (vii) optimal exercise point of immediately prior to the expiration of the underwriters’ Class B warrants, which occurs on April 20, 2017.

The table presented below is a summary of changes of the Company’s Level 3 warrant liability and unit purchase option liability for the three months ended March 31, 2017:

	Warrant Liability	Unit purchase option liability	Total
Balance at December 31, 2016	$5,501	$51	$5,552
Change in fair value	(2,795)	6,556	3,761
Balance at March 31, 2017	$2,706	$6,607	$9,313

No other changes in valuation techniques or inputs occurred during the three months ended March 31, 2017 and no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2017.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2017	December 31, 2016
Compensation and benefits	$181,075	$272,601
Research and development expenses	167,621	315,937
General and administrative	95,563	160,116
Accrued interest	194,724	193,781
Total accrued expenses and other current liabilities	$638,983	$942,435

6. License Agreements

Lilly CERC-611 License

On September 22, 2016, the Company entered into an exclusive license agreement with Eli Lilly and Company (“Lilly”) pursuant to which the Company received exclusive, global rights to develop and commercialize CERC-611, previously referred to as LY3130481, a potent and selective Transmembrane AMPA Receptor Regulatory Proteins (“TARP”) γ-8-dependent α-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid (“AMPA”) receptor antagonist. The terms of the license agreement provide for an upfront payment of $2.0 million, of which $750,000 is due within 30 days of the effective date of the license agreement, and the remaining balance of $1.25 million is due after the first subject is dosed with CERC-611 in a multiple ascending dose study and is recorded as other long term liabilities on the balance sheet at March 31, 2017. Additional payments may be due upon achievement of development and commercialization milestones, including the first commercial sale. Upon commercialization, the Company is obligated to pay Lilly milestone payments and a royalty on net sales.

Merck CERC-301 License

In 2013, the Company entered into an exclusive license agreement with Merck & Co., Inc. (“Merck”) pursuant to which Merck granted the Company rights relating to certain small molecule compounds. In consideration of the license, the Company may be required to make initial payments totaling $1.5 million upon the achievement of certain milestones. Pursuant to the license agreement the Company paid an initial payment of $750,000, and upon achievement of acceptance by the United States Food and Drug Administration, or FDA, of Merck pre-clinical data and FDA approval of a Phase 3 clinical trial the Company will pay an additional $750,000. Additional payments may be due upon achievement of development and regulatory milestones, including the first commercial sale. Upon commercialization, the Company is obligated to pay Merck milestone payments and royalties on net sales.

Lilly CERC-501 License

In 2015, the Company acquired rights to CERC-501through an exclusive, worldwide license from Lilly. Pursuant to the license agreement, the Company paid $750,000 to Lilly within 30 days of the execution of the license agreement. Upon the Company undertaking a nine-month toxicology study of CERC-501 in non-human primates and delivering a final study report, the Company will be required to pay Lilly an additional $250,000. Additional payments may be due upon achievement of development and regulatory milestones, including the first commercial sale. Upon commercialization, the Company is obligated to pay Lilly milestone payments and royalties on net sales.

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

7. Term Loan

In August 2014, the Company entered into a $7.5 million secured term loan from a finance company. The loan is secured by a lien on all of the Company’s assets, excluding intellectual property, which was subject to a negative pledge. The loan contains certain additional nonfinancial covenants. In connection with the loan agreement, the Company’s cash and investment accounts are subject to account control agreements with the finance company that give the finance company the right to assume control of the accounts in the event of a loan default. Loan defaults are defined in the loan agreement and include, among others, the finance company’s determination that there is a material adverse change in the Company’s operations. Interest on the loan is at a rate of the greater of 7.95%, or 7.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%. The interest rate effective from loan inception to December 16, 2015 was 7.95%. Effective December 17, 2015, the prime rate as reported by The Wall Street Journal increased 0.25% resulting in an increase to the current interest rate, which was 8.45% as of March 31, 2017. The loan was interest‑only through May 2015, and is repayable in equal monthly payments of principal and interest of approximately $305,000 over 27 months, which began in June 2015. The loan matures in August 2017. Debt consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Term loan	$1,499,331	$2,374,031
Less: debt discount	(6,975)	(20,364)
Term Loan, net of debt discount	$1,492,356	$2,353,667

Interest expense, which includes amortization of a discount and the accrual of a termination fee, was approximately $61,000 and $159,000 for the three months ended March 31, 2017 and March 31, 2016, respectively, in the accompanying statements of operations.

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

8. Capital Structure

On October 20, 2015, the Company filed an amended and restated certificate of incorporation in connection with the closing of its IPO. The amended and restated certificate of incorporation authorizes the Company to issue two classes of stock, common stock and preferred stock, and eliminates all references to the previously existing series of preferred stock. At March 31, 2017, the total number of shares of capital stock the Company was authorized to issue was 205,000,000 of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

Common Stock

Initial Public Offering

On October 20, 2015, the Company closed an IPO of its units. Each unit consisted of one share of common stock, one Class A warrant to purchase one share of common stock at an exercise price of $4.55 per share and one Class B warrant to purchase one-half share of common stock at an exercise price of $3.90 per full share (the “units”). The Class A warrants expire on October 20, 2018 and the Class B warrants expired on April 20, 2017. The closing of the IPO resulted in the sale of 4,000,000 units at an initial public offering price of $6.50 per unit for gross proceeds of $26.0 million. The net proceeds of the IPO, after underwriting discounts, commissions and expenses, and before offering expenses, to the Company were approximately $23.6 million. On November 13, 2015, the units separated into common stock, Class A warrants and Class B warrants and began trading separately on the NASDAQ Capital Market.

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

Underwriter’s Unit Purchase Option

The underwriter of the IPO received, for $100 in the aggregate, to purchase up to a total of 40,000 units (or 1% of the units sold in the IPO) exercisable at $7.48 per unit (or 115% of the public offering price per unit in the IPO). The units underlying the UPO will be, immediately upon exercise, separated into shares of common stock and the Underwriters’ Warrants such that, upon exercise, the holder of a UPO will not receive actual units but will instead receive the shares of common stock and Underwriters’ Warrants, to the extent that any portion of the Underwriters’ Warrants underlying such units have not otherwise expired. The exercise prices of the underwriters’ Class A warrants and underwriter’s Class B warrants underlying the UPO are $5.23 and $4.49, respectively. The UPO may be exercised for cash or on a cashless basis, at the holder’s option, and expires on October 14, 2020; provided, that, following the expiration of underwriters’ Class B warrants on April 20, 2017, the UPO will be exercisable only for shares of common stock and underwriters’ Class A warrants at an exercise price of $7.475 per unit; provided further, that, following the expiration of underwriters’ Class A warrants on October 20, 2018, the UPO will be exercisable only for shares of common stock at an exercise price of $7.47. The Company classified the UPO as a liability as it is a freestanding marked-to-market derivative instrument that is precluded from being classified in stockholders’ equity. The fair value of the UPO is re-measured each reporting period and the change in fair value is recognized in the statement of operations (see Note 4).

The Aspire Capital Transaction

On September 8, 2016, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital, pursuant to which Aspire Capital committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Under the Purchase Agreement, on any trading day selected by the Company on which the closing price of the Company’s common stock exceeds $0.50, the Company may, in its sole discretion, present a purchase notice directing Aspire Capital to purchase up to 50,000 shares of common stock per day, up to $15.0 million of the Company’s common stock in the aggregate at a per share price calculated by references to the prevailing market price of the Company’s common stock. Upon execution of the Purchase Agreement, the Company issued and sold to Aspire Capital 250,000 shares of common stock at a price per share of $4.00, for gross proceeds of $1.0 million, and concurrently entered into a registration rights agreement with Aspire Capital registering the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. Additionally, as consideration for Aspire Capital entering into the Purchase Agreement, the Company issued 175,000 shares of common stock as a commitment fee. The net proceeds of the Aspire Capital transaction, after offering expenses, to the Company were approximately $1,900,000 for the year ended December 31, 2016. As of December 31, 2016, the Company had sold 763,998 shares of common stock to Aspire Capital under the Purchase Agreement. During the three months ended March 31, 2017, the Company sold an additional 965,165 shares of common stock to Aspire Capital under the terms of the Purchase Agreement for gross proceeds of approximately $789,000. As of the date of this Quarterly Report on Form 10-Q, the Company does not have any remaining shares available to issue under the purchase agreement. The Company may not issue any additional shares of common stock to Aspire Capital under the Purchase Agreement unless shareholder approval is obtained. 1,115,165

The Maxim Group Equity Distribution Agreement

On January 27, 2017, the Company entered into an Equity Distribution Agreement with Maxim Group LLC ("Maxim"), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Maxim, up to $12,075,338 in shares of its common stock. The Company has no obligation to sell any of the shares, and may at any time suspend offers under the Equity Distribution Agreement.

As of the March 31, 2017, the Company had sold 501,859 shares of its common stock through Maxim under the Equity Distribution Agreement for gross proceeds of $412,000 and may sell up to approximately $2.9 million in additional shares of its common stock under the registration statement on Form S-3.

Common Stock Warrants

At March 31, 2017, the following common stock purchase warrants were outstanding:

Number of shares	Exercise price	Expiration
underlying warrants	per share	date
130,233	$28.00	April 2017
2,275,950	$3.90	April 2017
20,000*	$4.49	April 2017
14,284	$28.00	July 2017
80,966	$28.00	August 2018
4,551,900	$4.55	October 2018
40,000*	$5.23	October 2018
3,571	$28.00	December 2018
22,328*	$8.40	October 2020
2,380	$8.68	May 2022
7,141,612

*    Accounted for as a liability instrument (see Note 4)

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

Upon the 2016 Plan Effective Date, the 2016 Plan reserved and authorized up to 600,000 additional shares of common stock for issuance, as well as 464,476 unallocated shares remaining available for grant of new awards under the 2015 Plan. During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, beginning in 2017, by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. On January 1, 2017, the shares reserved for issuance increased by 377,365. As of March 31, 2017, there were 824,415 shares available for future issuance under the 2016 Plan.

The estimated grant date fair market value of the Company’s stock‑based awards is amortized ratably over the employees’ service periods, which is the period in which the awards vest.

A summary of option activity for the three months ended March 31, 2017 is as follows:

	Options Outstanding
	Number of shares	Weighted‑average exercise price	Fair value of options granted	Weighted average remaining contractual term (in years)
Balance, December 31, 2016	1,849,359	$5.57
Granted	219,019	$0.81	$134,838
Forfeited	(12,142)	$5.44
Balance, March 31, 2017	2,056,236	$5.06		8.32
Exercisable at March 31, 2017	1,102,091	$6.12		7.69

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

Upon the ESPP Effective Date, the ESPP reserved and authorized up to 500,000 shares of common stock for issuance. On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP shall automatically increase by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, and (ii) 500,000 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. As of March 31, 2017, 574,341 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans (“ASC 718-50”), the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $35,613 for the three months ended March 31, 2017.

Stock‑based compensation expense recognized for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31,
	2017	2016
Research and development	$48,852	$23,442
General and administrative	283,367	913,866
Total stock-based compensation	$332,219	$937,308

10. Commitments and Contingencies

Office Lease

The Company’s corporate office space, which is leased under an operating lease, is located in Baltimore, Maryland. The lease provided for three months of rent abatement and includes escalating rent payments. Rent expense is recognized on a straight‑line basis over the term of the lease. Rent expense for the office lease amounted to approximately $47,000 for the three months ended March 31, 2017 and 2016. Pursuant to the terms of such lease, the Company’s future lease obligation is as follows:

Year ending December 31,
2017*	$116,374
2018	158,716
$275,090

*    Nine months remaining in 2017

Obligations to Contract Research Organizations and External Service Providers

The Company has entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s product candidates. The Company was contractually obligated for up to approximately $1.0 million of future services under these agreements as of March 31, 2017. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

11. Subsequent Events

Expiration of Class B Warrants

On April 20, 2017, the Class B warrants issued as part of the Company's IPO expired. There were no exercises of these warrants.

Armistice Securities Purchase Agreement

On April 27, 2017, the Company entered into a securities purchase agreement with Armistice, pursuant to which Armistice purchased $5.0 million of the Company’s securities, consisting of 2,345,714 shares of the Company’s common stock at a purchase price of $0.35 per share and 4,179 shares of the Company’s newly-created Series A Convertible Preferred Stock (“Series A Preferred Stock”), which shares of preferred stock are convertible into 11,940,000 shares of common stock at a conversion price of $0.35 per share. The number of shares of common stock that were purchased in the private placement constituted approximately 19.99% of the Company’s outstanding shares of common stock immediately prior to the closing of the private placement. As part of this private placement, Armistice also received warrants to purchase up to 14,285,714 shares of the Company’s common stock at an exercise price of $0.40 per share. The Series A Preferred Stock will be convertible into common stock, and the warrants will be exercisable, only after approval of the private placement by the Company’s stockholders as required by the rules and regulations of the NASDAQ Capital Market.  Pursuant to the NASDAQ Capital Market rules, Armistice will not be entitled to cast votes as to the approval of the private placement. The Company received $4.65 million in net proceeds.

NASDAQ Stockholders’ Equity Requirement for Continued Listing
On January 13, 2017, the Company received a notice from the Nasdaq Listing Qualifications Staff that the Company is not in compliance with Nasdaq Listing Rule 5550(b)(2), as the Company's market value of listed securities was below the minimum $35 million for the previous 30 consecutive business days. The Company was notified it is also not in compliance with Nasdaq Listing Rule 5550(b)(1) due to the Company's failure to maintain a minimum required stockholders' equity of $2.5 million and Nasdaq Listing Rule 5550(b)(3) due to the Company's failure to have net income from continuing operations in the latest fiscal year or in two of the last three fiscal years. This notification had no immediate effect on the Company’s listing on the Nasdaq Stock Market or on the trading of the Company’s common stock, Class A warrants or Class B warrants (prior to their expiration).

As a result of the Armistice Securities Purchase Agreement that closed on April 29, 2017, the Company believes it has satisfied the stockholders’ equity requirement for continued listing with NASDAQ as of the filing date of this Quarterly Report. The Company will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, the Company may be subject to delisting.
The following table presents our pro forma summary balance sheet data as of March 31, 2017 reflecting adjustments for the Armistice Securities Purchase Agreement and receipt of the net proceeds therefrom:

	As of March 31, 2017
	Actual	Pro forma
	(unaudited)	(unaudited)
Cash and cash equivalents	$3,001,553	$7,651,553
Total assets	3,560,770	8,210,771
Total liabilities	3,986,528	3,986,528
Preferred stock	—	4
Common stock	10,901	13,247
Additional paid in capital	71,559,062	76,206,712
Accumulated deficit	(71,995,721)	(71,995,721)
Total stockholders' equity	(425,758)	4,224,242

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or other similar words (including their use in the negative), or by discussions of future matters such as the development of product candidates or products, technology enhancements, possible changes in legislation, and other statements that are not historical. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II – Item 1A, “Risk Factors,” as well as in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 10, 2017 and in our other filings with the SEC. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2016 appearing in our Annual Report on Form 10-K filed with the SEC on March 10, 2017.

Overview

We are a biopharmaceutical company that is developing innovative drug candidates to make a difference in the lives of patients with neurological and psychiatric disorders. We have a portfolio of clinical and preclinical compounds that we believe are best in class due to their unique mechanism of action and where human proof of concept has been established for the compound or the target. At March 31, 2017, we had $3.0 million in cash and cash equivalents and $2.7 million in current liabilities. Subsequent to quarter end, in April 2017 we raised gross proceeds of $5 million from a private placement of our equity securities. We do not have sufficient funds to finance our continuing operations beyond the short term. We must secure additional financing to further advance any of our product candidates, including our planned initiation of a Phase 2/3 clinical trial with CERC-501 as an adjunctive treatment of major depressive disorder, or MDD and our plan to commence Phase 1 development of CERC-611 in the next year. Other than three third-party sponsored trials of CERC-501, we do not have any ongoing clinical trials of our product candidates and we do not currently have the capital to undertake any such trials. We have filed an investigational new drug application for CERC-611, but we would require additional funding to advance it into clinical trials.

CERC-501 is a potent and selective kappa opioid receptor, or KOR, antagonist being developed as an adjunctive treatment of MDD. KORs are believed to play key roles in modulating stress, mood and addictive behaviors. We plan to initiate a Phase 2/3 clinical study in inadequately treated subjects with MDD currently on antidepressants in the next year, subject to the availability of additional funding. Currently, three externally funded clinical trials are being conducted to evaluate the use of CERC-501 in treating depressive symptoms, stress-related smoking relapse and cocaine addiction. One trial is being conducted under the auspices of the National Institute of Mental Health, the second trial is a collaboration between Cerecor and Yale University with funding from the National Institutes of Health and the third trial is being conducted at Rockefeller University Hospital with funding from a private foundation.

CERC-611 is a potent and selective transmembrane AMPA receptor regulatory proteins, or TARP, γ-8-dependent α-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid receptor antagonist, which we plan to develop as an adjunctive therapy for the treatment of partial-onset seizures, with or without secondarily generalized seizures, in patients with epilepsy. We have filed an investigational new drug application for CERC-611, but we would require additional funding to advance it into clinical trials.

CERC-301 is an oral, NR2B specific N-methyl-D-aspartate, or NMDA, receptor antagonist being developed as an adjunctive treatment of MDD. CERC-301 belongs to a class of compounds known as antagonists, or inhibitors, of the NMDA receptor, a receptor subtype of the glutamate neurotransmitter system that is responsible for controlling neurological adaptation.

We believe CERC-301 has the potential to produce a significant reduction in depression symptoms in a matter of days, as compared to weeks or months with conventional therapies, because it specifically blocks the NMDA receptor subunit 2B, or NR2B. We believe this mechanism of action may provide rapid and significant antidepressant activity without the adverse side effect profile of non-selective NMDA receptor antagonists, such as ketamine. We are currently evaluating the most optimal development path forward for this drug candidate.

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

We were incorporated in Delaware in 2011 and commenced operations in the second quarter of 2011. Since inception, our operations have included organizing and staffing our company, business planning, raising capital and developing our product candidates. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception. As of March 31, 2017, we had an accumulated deficit of $72.0 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of our product candidates. Our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern within one year of the date that our financial statements were issued, and our ability to continue as a going concern will require us to obtain additional financing to fund our operations.

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

Recent Developments

The Armistice Capital Private Placement

On April 27, 2017, we entered into a securities purchase agreement with Armistice Capital Master Fund Ltd, or Armistice, pursuant to which Armistice purchased $5.0 million of our securities, consisting of 2,345,714 shares of our common stock at a purchase price of $0.35 per share and 4,179 shares of our newly-created Series A Convertible Preferred Stock (“Series A Preferred Stock”), which shares of preferred stock are convertible into 11,940,000 shares of common stock. The number of shares of common stock that were purchased in the private placement constituted approximately 19.99% of our outstanding shares of common stock immediately prior to the closing of the private placement. As part of this private placement, Armistice also received warrants to purchase up to 14,285,714 shares of our common stock at an exercise price of $0.40 per share. The Series A Preferred Stock will be convertible into common stock, and the warrants will be exercisable, only after approval of the private placement by our stockholders as required by the rules and regulations of the NASDAQ Capital Market.  Pursuant to the NASDAQ Capital Market rules, Armistice will not be entitled to cast votes as to the approval of the private placement. We received $4.65 million in net proceeds from the private placement.

NASDAQ Shareholders' Equity Requirement for Continued Listing

Due to the Armistice Capital Private Placement, the Company believes it has satisfied the stockholders’ equity requirement for continued listing with NASDAQ as of the date of this filing. The Company will continue to monitor the

Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, the Company may be subject to delisting.

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

As of the March 31, 2017, the Company had sold 501,859 shares of its common stock through Maxim under the Equity Distribution Agreement for gross proceeds of $412,000 and may sell up to approximately $2.9 million in additional shares of its common stock under the existing registration statement on Form S-3.

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

During the three months ended March 31, 2017, we sold an additional 965,165 shares of common stock to Aspire Capital under the terms of the Purchase Agreement for gross proceeds of approximately $789,000. As of the date of this Quarterly Report on Form 10-Q, the Company does not have any shares available to issue under this Purchase Agreement.
We can not issue additional shares of common stock to Aspire Capital under the Purchase Agreement unless shareholder approval is obtained.

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

We track external costs by program and subsequently by product candidate once a product candidate has been selected for development. Product candidates in later stage clinical development generally have higher research and development expenses than those in earlier stages of development, primarily due to the increased size and duration of the clinical trials.

As of March 31, 2017, we had three full-time employees who were primarily engaged in research and development. We expect our research and development expenses to decrease significantly in 2017 relative to 2016, unless the necessary capital is raised to fund the further development of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of professional fees, patent costs and salaries, benefits and related costs for executive and other personnel, including stock‑based compensation and travel expenses. Other general and administrative expenses include facility‑related costs, communication expenses and professional fees for legal, including patent‑related expenses, consulting, tax and accounting services, insurance, depreciation and general corporate expenses. We expect our general and administrative expenses to decrease in 2017 relative to 2016.

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

While our significant accounting policies are more fully described in Note 2 to the audited financial statements appearing at the end of our Annual Report on Form 10-K, we believe the following accounting policies are critical to the portrayal of our financial condition and results. We have reviewed these critical accounting policies and estimates with the audit committee of our board of directors.

Grant Revenue Recognition

We recognize grant revenue when there is (i) reasonable assurance of compliance with the conditions of the grant and (ii) reasonable assurance that the grant will be received. We recognize revenue under grants in earnings on a systemic basis in the period the related expenditures for which the grants are intended to compensate are incurred.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Grant Revenue

The following table summarizes our grant revenue for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Grant revenue	$384	$—

Grant revenue was $384,000 for the three months ended March 31, 2017. The revenue recognized during the quarter was from the NIAAA Grant, which provided additional resources for a Phase 2 clinical trial of CERC-501. We did not have grant revenue in the 2016 quarter.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
CERC-301	$89	$714
CERC-501	397	978
CERC-611	30	—
COMTi	1	69
Internal expenses not allocated to programs:
Salaries, benefits and related costs	349	452
Stock-based compensation expense	49	23
Other	39	57
	$954	$2,292

Research and development expenses were $954,000 for the three months ended March 31, 2017, a decrease of approximately $1.3 million compared to the three months ended March 31, 2016. Costs for CERC-301 decreased by $625,000, primarily due to the completion of the Phase 2 clinical trial for the adjunctive treatment of MDD. Costs for CERC-501 decreased by $581,000 as our Phase 2 clinical trial with CERC-501 was completed in the fourth quarter of 2016.

General and Administrative Expenses

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Salaries, benefits and related costs	$333	$649
Legal, consulting and other professional expenses	580	892
Stock-based compensation expense	283	914
Other general and administrative expenses	134	194
	$1,330	$2,649

General and administrative expenses were $1.3 million for the three months ended March 31, 2017, a decrease of $1.3 million compared to the three months ended March 31, 2017. Salaries, benefits and related costs decreased by $316,000 primarily due to a temporary reduction in executive salaries. Legal, consulting and other professional expenses decreased by $312,000, attributable primarily to the prior year costs resulting from becoming a public company. Stock-based compensation expense decreased by $631,000, which was driven by the modification of grants made to our former chief executive officer in the first quarter of 2016.

Change in Fair Value of Warrant Liability and Unit Purchase Option Liability

We recognized a net loss on the change in fair value of our warrant liability and UPO liability of $4,000 during the three months ended March 31, 2017 compared to a net loss of $47,000 for the three months ended March 31, 2016.

The $47,000 loss on the change in fair value during the 2016 quarter was primarily due to the decrease in fair value of the warrant liability and UPO liability. These decreases were attributable to a decrease in our common stock price compared to the previous quarter-end.

Interest Expense, Net

Net interest expense decreased by $93,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily due to a decrease in interest associated with a reduction in the principal balance of our secured term loan facility.

Liquidity and Capital Resources

We have devoted most of our cash resources to research and development and general and administrative activities. Since our inception, we have incurred net losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek marketing approval for, our product candidates. We incurred net losses of $2.0 million and $5.1 million for the quarters ended March 31, 2017 and 2016, respectively. At March 31, 2017 we had an accumulated deficit of $72.0 million, net working capital of $0.7 million and cash and cash equivalents of $3.0 million. Subsequent to quarter end, in April 2017 we raised gross proceeds of $5 million from a private placement of our equity securities. To date, we have not generated any revenues from the sale of products and we do not anticipate generating any revenues from the sale of our product candidates for the foreseeable future. Historically, we have financed our operations principally through private and public placements of common stock, private placements of convertible preferred stock and convertible and nonconvertible debt.

We will require substantial additional financing to fund our operations beyond the short term and to continue to execute our strategy. Further development of our product candidates will not be possible unless we secure additional funding. Our strategy is to seek funding for our operations from further offerings of equity or debt securities, non-dilutive financing arrangements such as federal grants, collaboration agreements or out-licensing arrangements, and to explore strategic alternatives such as an acquisition, merger, or business combination. Based on our current research and development plans we expect that our existing cash and cash equivalents , together with the proceeds from the private placement described in “Recent Developments-The Armistice Private Placement,” will enable us to fund our operating expenses and capital expenditure requirements through the end of February 2018. These factors raise substantial doubt about our ability to continue as a going concern within one year of the date that our financial statements were issued.

Term Loan

In August 2014, we received a $7.5 million secured term loan from a finance company. The loan is secured by a lien on all our assets, excluding intellectual property, which is subject to a negative pledge. The loan contains certain additional nonfinancial covenants. In connection with the loan agreement, our cash and investment accounts are subject to account control agreements with the finance company that give the finance company the right to assume control of the accounts in the event of a loan default. Loan defaults are defined in the loan agreement and include, among others, the finance company’s determination that there is a material adverse change in our operations, notwithstanding adverse results of clinical trials. Interest on the loan is at a rate of the greater of 7.95%, or 7.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%. The interest rate currently in effect is 8.45%. The loan was interest‑only for nine months, and is repayable in equal monthly payments of principal and interest of approximately $305,000 over 27 months, which began in June 2015. The loan has an outstanding balance as of March 31, 2017 of $1.5 million and matures in August 2017.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash used in:
Operating activities	$(2,246)	$(3,706)
Investing activities	(2)	(9)
Financing activities	121	(845)
Net decrease in cash and cash equivalents	$(2,127)	$(4,560)

Net cash used in operating activities

Net cash used in operating activities was $2.2 million for the three months ended March 31, 2017 and consisted primarily of a net loss of $2.0 million and decreases of $414,000 and $303,000 in accounts payable and accrued expenses, respectively. These were offset by non‑cash stock-based compensation expense of $332,000.

Net cash used in operating activities was $3.7 million for the three months ended March 31, 2016 and consisted primarily of a net loss of $5.1 million. These were offset by non-cash stock-based compensation expense of $937,000, an increase in accrued expenses and other liabilities of $292,000, and an increase in prepaid expenses and other assets of $170,000.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $121,000 for the three months ended March 31, 2017, which consisted of gross proceeds of $1.2 million from the sale of common stock to Aspire Capital under the Purchase Agreement and Maxim Group under the Distribution Agreement offset by principal payments on our term loan of $875,000.

Net cash used in financing activities was $845,000 for the three months ended March 31, 2016, which consisted of principal payments on our term loan of $804,000 and the payment of offering costs related to our IPO of $41,000.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect to continue to incur significant legal, accounting and other expenses that relate to being a public company. In addition, the Sarbanes‑Oxley Act, as well as rules adopted by the Securities and Exchange Commission, or SEC, and the NASDAQ Stock Market, requires public companies to implement specified corporate governance practices that are inapplicable to private companies. We expect these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time‑consuming and costly. Based on our research and development plans, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the end of February 2018, which raises substantial doubt about our ability to continue as a going concern within one year of the date that these financial statements were issued. We will require substantial additional financing to fund our operations and to continue to develop our product candidates. Our strategy is to seek funding for our operations from further offerings of equity or debt securities, non-dilutive financing arrangements such as federal grants, collaboration agreements or out-licensing arrangements, and to explore strategic alternatives such as an acquisition, merger, or business combination

Each of our product candidates are still in the early stages of clinical and preclinical development and the outcome of these efforts is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may generate revenue.

We will need to raise substantial additional capital in the future to fund our operations and to further develop our product candidates and we anticipate funding our operations from further offerings of equity or debt securities, non-dilutive financing arrangements such as federal grants, collaboration agreements or out-licensing arrangements, and to explore strategic alternatives such as an acquisition, merger, or business combination. However, there can be no assurance that we will be able to obtain additional equity or debt financing, or strategic alternatives, on terms acceptable to us, if at all. If we raise additional funds through collaboration and licensing agreements with third parties, it may be necessary to relinquish valuable rights to our product candidates, technologies or future revenue streams or to grant licenses on terms that may not be favorable to us. There can also be no assurance that the exploration of strategic alternatives will result in any such transaction. Our future capital requirements will depend on many forward‑looking factors, including:

•	the progress and results of the three externally funded clinical trials being conducted for CERC‑501 and changes to our development plan with respect to CERC‑501, if any;

•	the progress and results of any clinical trials for CERC-611 and any changes to our development plan with respect to CERC-611, if any;

•	our plan and ability to enter into collaborative agreements for the development and commercialization of our product candidates;

•	the number and development requirements of any other product candidates that we may pursue;

•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, both in the United States and in territories outside the United States;

•	the costs, timing and outcome of regulatory review of our product candidates or any future product candidates, both in the United States and in territories outside the United States;

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

The Company has entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s product candidates. The Company was contractually obligated for up to approximately $1.0 million of future services under these agreements as of March 31, 2017. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

Please refer to the section entitled “Risk Factors” at Item 1A of this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements.

Off‑Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by applicable SEC rules and regulations.

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

Further, in 2014 we entered into our term debt facility, which carries a variable interest rate that is the greater of 7.95%, or 7.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%. As a result, increases in market interest rates would generally result in increased interest expense. Given the stable nature of prime rates, the Company does not expect our operating results or cash flows to be materially affected by changes in market interest rates through the date of the maturity of our term debt facility in August 2017. The interest rate effective as of March 31, 2017 was 8.45%.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 10, 2017, which could materially affect our business, financial condition or future results. Our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results of operations and the trading price of our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

None.

Item 5.    Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Cerecor Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 20, 2015).

3.1.1
Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Cerecor Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 28, 2017).

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

4.7	Form of Unit Purchase Option (incorporated by reference to Annex IV of Exhibit 1.1 to the Registration Statement on Form S-1 filed on June 12, 2015).

4.9	Form of Class A Warrant Agreement (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.1	Specimen Class A Warrant Certificate (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.11	Form of Class B Warrant Agreement (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.12	Specimen Class B Warrant Certificate (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.13	Specimen Unit Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.14		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on May 20, 2016).

4.15		Form of Warrant to Purchase Common Stock of Cerecor Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 28, 2017).

10.1	†	Securities Purchase Agreement, dated April 27, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2017).

10.1.1		Registration Rights Agreement, dated April 27, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 28, 2017).

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

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

Cerecor Inc.

/s/ Uli Hacksell
Uli Hacksell
President, Chief Executive Officer and Chairman of the Board (on behalf of the registrant and as the registrant’s Principal Executive Officer)
Date: May 9, 2017
/s/ Mariam E. Morris
Mariam E. Morris
Chief Financial Officer (Principal Financial Officer)
Date: May 9, 2017