Form 10-Q
period 2017-06-30
Cerecor Inc.
filed 2017-08-14
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
As of August 14, 2017, the registrant had 26,054,857 shares of common stock outstanding.

CERECOR INC.

FORM 10-Q

For the Quarter Ended June 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
CERECOR INC.

Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,460,699	$5,127,958
Grants receivable	75,242	132,472
Prepaid expenses and other current assets	402,294	391,253
Restricted cash, current portion	13,300	11,111
Total current assets	5,951,535	5,662,794
Property and equipment, net	33,355	43,243
Restricted cash, net of current portion	62,841	62,828
Total assets	$6,047,731	$5,768,865
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Term debt, net of discount	$607,598	$2,353,667
Accounts payable	327,302	1,010,209
Accrued expenses and other current liabilities	720,134	942,435
Warrant liability	595	5,501
Unit purchase option liability	6,607	51
Total current liabilities	1,662,236	4,311,863
License obligations	1,250,000	1,250,000
Total liabilities	2,912,236	5,561,863
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000,000 shares authorized at June 30, 2017 and December 31, 2016; 4,179 and zero shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	4	—
Common stock—$0.001 par value; 200,000,000 shares authorized at June 30, 2017 and December 31, 2016; 14,114,859 and 9,434,141 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	14,115	9,434
Additional paid-in capital	76,915,611	70,232,651
Accumulated deficit	(73,794,235)	(70,035,083)
Total stockholders’ equity	3,135,495	207,002
Total liabilities and stockholders’ equity	$6,047,731	$5,768,865

See accompanying notes to unaudited financial statements.

CERECOR INC.

Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Grant revenue	$157,800	$650,488	$542,006	$650,488
Operating expenses:
Research and development	493,649	2,501,753	1,446,719	4,795,028
General and administrative	1,439,146	1,636,772	2,769,410	4,285,865
Loss from operations	(1,774,995)	(3,488,037)	(3,674,123)	(8,430,405)
Other income (expense):
Change in fair value of warrant liability and unit purchase option liability	2,111	90,754	(1,650)	43,651
Interest expense, net	(25,631)	(126,877)	(83,379)	(277,420)
Total other expense	(23,520)	(36,123)	(85,029)	(233,769)
Net loss	$(1,798,515)	$(3,524,160)	$(3,759,152)	$(8,664,174)
Net loss per share of common stock, basic and diluted	$(0.14)	$(0.41)	$(0.32)	$(1.00)
Weighted-average shares of common stock outstanding, basic and diluted	13,265,877	8,650,143	11,697,535	8,650,143

See accompanying notes to unaudited financial statements.

CERECOR INC.

Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(3,759,152)	$(8,664,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,689	13,416
Stock-based compensation expense	587,963	1,151,420
Non-cash interest expense	21,352	97,150
Change in fair value of warrant liability and unit purchase option liability	1,650	(43,651)
Changes in assets and liabilities:
Grants receivable	57,230	(650,488)
Prepaid expenses and other assets	(11,040)	90,770
Restricted cash	(2,202)	—
Accounts payable	(682,907)	61,193
Accrued expenses and other liabilities	(222,303)	518,138
Net cash used in operating activities	(3,997,720)	(7,426,226)
Investing activities
Purchase of property and equipment	(1,801)	(19,157)
Net cash used in investing activities	(1,801)	(19,157)
Financing activities
Proceeds from sale of shares under common stock purchase agreements	1,693,498	—
Proceeds from sale of shares pursuant to private placement, net	4,650,000	—
Proceeds from sales of common stock under employee stock purchase plan	35,431	—
Principal payments on term debt	(1,767,421)	(1,623,019)
Payment of financing costs	(279,246)	(214,020)
Net cash provided by (used in) financing activities	4,332,262	(1,837,039)
Increase (decrease) in cash and cash equivalents	332,741	(9,282,422)
Cash and cash equivalents at beginning of period	5,127,958	21,161,967
Cash and cash equivalents at end of period	$5,460,699	$11,879,545
Supplemental disclosures of cash flow information
Cash paid for interest	$70,180	$208,537
Supplemental disclosures of noncash financing activities
Accrued financing costs	$—	$17,162

See accompanying notes to unaudited financial statements.

CERECOR INC.

Notes to Unaudited Financial Statements
1. Business

Cerecor Inc. (the “Company” or “Cerecor”) is a biopharmaceutical company that is developing innovative drug candidates to make a difference in the lives of patients with neurologic and psychiatric disorders. The Company’s operations since inception have been limited to organizing and staffing the Company, acquiring rights to and developing certain product candidates, business planning and raising capital.

Liquidity

The Company's financial statements have been prepared on an accrual basis. The Company has not generated any product revenues and has not yet achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis.

The Company has incurred recurring operating losses since inception. For the six months ended June 30, 2017, the Company incurred a net loss of $3.8 million and generated negative cash flows from operations of $4.0 million. As of June 30, 2017, the Company had an accumulated deficit of $73.8 million and a balance of $5.5 million in cash and cash equivalents. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the clinical development of its product candidates, its preclinical programs, business development and its organizational infrastructure. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. The Company plans to meet its capital requirements primarily through a combination of equity or debt financings, collaborations, or out-licensing arrangements, strategic alliances, federal and private grants, marketing, distribution or licensing arrangements and in the longer term, revenue from product sales to the extent its product candidates receive marketing approval and are commercialized. There can be no assurance, however, that the Company will be successful in obtaining financing at the level needed to sustain operations and develop its product candidates or on terms acceptable to the Company, or that the Company will obtain approvals necessary to market its products or achieve profitability or sustainable positive cash flow. If the Company fails to raise capital or enter into any such arrangements, it will have to further delay, scale back or discontinue the development of one or more of its product candidates or cease its operations altogether.

In April 2017 the Company received $5.0 million in gross proceeds pursuant to a securities purchase agreement with Armistice Capital Master Fund Ltd (“Armistice”) as described in Note 11 (the "Armistice Private Placement.") The Company has the potential to raise additional cash through an equity distribution agreement with Maxim Group LLC ("Maxim Group") as described in Note 8.

On August 14. 2017, the Company sold all of its rights to CERC-501 to Janssen Pharmaceuticals, Inc. ("Janssen") in exchange for initial gross proceeds of $25.0 million, of which $3.75 million was deposited into a twelve month escrow to secure certain indemnification obligations to Janssen. The Company expects the cash received from the transaction to fund future expenses through at least December 31, 2018.

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

Net Loss Per Share, Basic and Diluted

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted‑average number of shares of common stock outstanding during the period, excluding the dilutive effects, if any, of preferred stock, the investor rights obligation, warrants on preferred stock and common stock, stock options and unvested restricted stock. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the sum of the weighted‑average number of shares of common stock outstanding during the period plus the potential dilutive effects of preferred stock and warrants on preferred stock and common stock, stock options and unvested restricted stock outstanding during the period calculated in accordance with the treasury stock method, although these shares and options are excluded if their effect is anti‑dilutive. In addition, the Company analyzes the potential dilutive effect of any outstanding preferred stock, the investor rights obligation, and warrants on preferred stock and common stock under the “if‑converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding security converts into common stock at the beginning of the period. Because the impact of these items is generally anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and six months ended June 30, 2017 and 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Restricted Cash

The Company established the Employee Stock Purchase Plan in 2016. Eligible employees can purchase common stock through accumulated payroll deductions at such times as are established by the Plan administrator. At June 30, 2017, $13,300 of deposits had been made by employees for potential future stock purchases.

In 2016 the Company entered into a bank services pledge agreement with Silicon Valley Bank. In exchange for receiving business credit card services from Silicon Valley Bank, the Company deposited $50,000 as collateral with Silicon Valley Bank. This amount will remain deposited with Silicon Valley Bank for the duration the business credit card services are used by the Company. In addition, the Company has deposited $13,000 with the landlord of the Company's office space as a security deposit. These deposits are recorded as restricted cash, net of current portion on the balance sheet at June 30, 2017.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company maintains a portion of its cash and cash equivalent balances in the form of a money market account with a financial institution that management believes to be credit worthy. The Company has no financial instruments with off‑balance sheet risk of loss.

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

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2017, the Company does not believe any material uncertain tax positions are present.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑9, Revenue From Contracts With Customers (“ASU 2014‑9”). Pursuant to this update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606), which delays the effective date of ASU 2014-9by one year.  As a result, ASU 2014-9 will be effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted for annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-8, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-8”) and ASU No. 2016-10, Revenue From Contracts With Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), and in May 2016 the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), each of which clarify the guidance in ASU 2014-9 and have the same effective date as the original standard. The Company has not completed it's assessment of the impact of adoption of ASU 2014-9, ASU 2016-8, ASU 2016-10, or ASU 2016-12 on the financial statements, although, the impact, if any, is not expected to be significant given the Company has historically only recognized revenue from government grants. The Company plans to adopt the new standard effective January 1, 2018 using the modified retrospective transition method. The Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact the Company’s current conclusions.

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

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which reduces existing diversity in the classification of certain cash receipts and cash payments on the statements of cash flows. ASU 2016-15 I effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements.

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

3. Net Loss Per Share of Common Stock, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net loss per share, basic and diluted calculation:	2017	2016	2017	2016
Net loss	$(1,798,515)	$(3,524,160)	$(3,759,152)	$(8,664,174)
Weighted-average common shares outstanding	13,265,877	8,650,143	11,697,535	8,650,143
Net loss per share, basic and diluted	$(0.14)	$(0.41)	$(0.32)	$(1.00)

The following outstanding securities at June 30, 2017 and 2016 have been excluded from the computation of diluted weighted-average shares outstanding, as they are potentially anti‑dilutive:

	June 30, 2017	June 30, 2016
Stock options	2,198,630	1,450,952
Warrants on common stock	19,001,143	7,400,934
Underwriters' unit purchase option	40,000	40,000
Convertible preferred shares	11,940,000	—

Subsequent to June 30, 2017, the convertible preferred shares shown in the table above were converted into 11,940,000 shares of common stock as described in Note 8.

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

At June 30, 2017 and December 31, 2016, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other current liabilities, term debt, the term loan warrant liability and the underwriters’ unit purchase option liability. The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short‑term nature of these accounts. The estimated fair value of the Company’s term debt of $0.608 million as of June 30, 2017 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2017
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$5,112,978	$—	$—
Liabilities
Warrant liability	$—	$—	$595
Unit purchase option liability	$—	$—	$6,607

	December 31, 2016
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$4,758,539	$—	$—
Liabilities
Warrant liability	$—	$—	$5,501
Unit purchase option liability	$—	$—	$51

*    Investments in money market funds are reflected in cash and cash equivalents on the accompanying Balance Sheets.

Level 3 Valuation

The warrant liability (which relates to warrants to purchase shares of common stock as part of the term loan agreement) is marked‑to‑market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black‑Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of June 30, 2017, include (i) volatility of 75%, (ii) risk free interest rate of 1.60%, (iii) strike price ($8.40), (iv) fair value of common stock ($0.57), and (v) expected life of 3.3 years.

The underwriters’ unit purchase option (the “UPO”) was issued to the underwriters of the Company’s initial public offering (“IPO”) and provides the underwriters the option to purchase up to a total of 40,000 units. The units underlying the UPO will be, immediately upon exercise, separated into shares of common stock, underwriters’ Class A warrants and underwriters’ Class B warrants (such warrants together referred to as the Underwriters’ Warrants). The Underwriters’ Warrants are warrants to purchase shares of common stock. The Company classifies the UPO as a liability as it is a freestanding marked-to-market derivative instrument that is precluded from being classified in stockholders’ equity. The UPO liability is marked‑to‑market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the UPO is exercised, expire or other facts and circumstances lead the UPO to be reclassified to stockholders’ equity. The fair value of the UPO liability is estimated using a Black-Scholes option-pricing model within a Monte Carlo simulation model framework. The significant assumptions used in preparing the simulation model for valuing the UPO as of June 30, 2017, include (i) volatility range of 65% to 75%, (ii) risk free interest rate range of 0.74% to 1.63%, (iii) unit strike price ($7.48), (iv) underwriters’ Class A warrant strike price ($5.23), (v) underwriters’ Class B warrant strike price ($4.49), (vi) fair value of underlying equity ($0.57), and (vii) optimal exercise point of immediately prior to the expiration of the underwriters’ Class B warrants, which occurred on April 20, 2017.

The table presented below is a summary of changes of the Company’s Level 3 warrant liability and unit purchase option liability for the six months ended June 30, 2017:

	Warrant Liability	Unit purchase option liability	Total
Balance at December 31, 2016	$5,501	$51	$5,552
Change in fair value	(4,906)	6,556	1,650
Balance at June 30, 2017	$595	$6,607	$7,202

No other changes in valuation techniques or inputs occurred during the six months ended June 30, 2017 and no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six months ended June 30, 2017.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2017	December 31, 2016
Compensation and benefits	$146,513	$272,601
Research and development expenses	265,016	315,937
General and administrative	116,564	160,116
Accrued interest	192,041	193,781
Total accrued expenses and other current liabilities	$720,134	$942,435

6. License Agreements

Lilly CERC-611 License

On September 22, 2016, the Company entered into an exclusive license agreement with Eli Lilly and Company (“Lilly”) pursuant to which the Company received exclusive, global rights to develop and commercialize CERC-611, previously referred to as LY3130481, a potent and selective Transmembrane AMPA Receptor Regulatory Proteins (“TARP”) γ-8-dependent α-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid (“AMPA”) receptor antagonist. The terms of the license agreement provide for an upfront payment of $2.0 million, of which $750,000 was due within 30 days of the effective date of the license agreement, and the remaining balance of $1.25 million is due after the first subject is dosed with CERC-611 in a multiple ascending dose study and is recorded as license obligations on the balance sheet at June 30, 2017. Additional payments may be due upon achievement of development and commercialization milestones, including the first commercial sale. Upon commercialization, the Company is obligated to pay Lilly milestone payments and a royalty on net sales.

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

Lilly CERC-501 License

On August 14. 2017, the Company sold all of its rights to CERC-501 to Janssen in exchange for initial gross proceeds of $25.0 million, of which $3.75 million was deposited into a twelve month escrow to secure certain indemnification obligations to Janssen (see Note 11). In addition to the initial proceeds, the terms of the agreement provide for a potential future $20 million regulatory milestone payment. Further, the terms of the agreement provide that Janssen will assume ongoing clinical trials and be responsible for any new development and commercialization of CERC-501.

Merck CERC-406 License

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

7. Term Loan

In August 2014, the Company entered into a $7.5 million secured term loan from a finance company. The loan was secured by a lien on all of the Company’s assets, excluding intellectual property, which was subject to a negative pledge. The loan contained certain additional nonfinancial covenants. In connection with the loan agreement, the Company’s cash and investment accounts were subject to account control agreements with the finance company that gave the finance company the right to assume control of the accounts in the event of a loan default. Loan defaults were defined in the loan agreement and include, among others, the finance company’s determination that there was a material adverse change in the Company’s operations. Interest on the loan was at a rate of the greater of 7.95%, or 7.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%. The interest rate was 8.95% as of June 30, 2017. The loan was interest‑only through May 2015, and was repayable in equal monthly payments of principal and interest of approximately $305,000 over 27 months, which began in June 2015. Debt consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Term loan	$609,572	$2,374,031
Less: debt discount	(1,974)	(20,364)
Term Loan, net of debt discount	$607,598	$2,353,667

Interest expense, which includes amortization of a discount and the accrual of a termination fee, was approximately $33,000 and $136,000 for the three months ended June 30, 2017 and 2016, respectively, and $94,000 and $297,000 for the six months ended June 30, 2017 and 2016, respectively, in the accompanying statements of operations.

On August 1, 2017, the term loan matured and the Company made a final payment of $494,231 which included the termination fee of $187,500.

8. Capital Structure

On October 20, 2015, the Company filed an amended and restated certificate of incorporation in connection with the closing of its IPO. The amended and restated certificate of incorporation authorizes the Company to issue two classes of stock, common stock and preferred stock, and eliminates all references to the previously existing series of preferred stock. At June 30, 2017, the total number of shares of capital stock the Company was authorized to issue was 205,000,000 of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share. On April 27, 2017, the Company further amended its amended and restated certificate of incorporation in connection with the closing of the Armistice Private Placement with the filing of a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (“Series A Preferred Stock”) of Cerecor Inc. (the “Certificate of Designation”). The Certificate of Designation authorized the issuance of 4,179 shares of Series A Preferred Stock to Armistice with a stated value of $1,000 per share, convertible into 11,940,000 shares of the Company’s common stock at a conversion price of $0.35 per share. On July 6, 2017, Armistice converted all of its outstanding shares of Series A Preferred Stock into common stock.

Common Stock

Initial Public Offering

On October 20, 2015, the Company closed an IPO of its units. Each unit consisted of one share of common stock, one Class A warrant to purchase one share of common stock at an exercise price of $4.55 per share and one Class B warrant to purchase one-half share of common stock at an exercise price of $3.90 per full share (the “units”). The Class A warrants expire on October 20, 2018 and the Class B warrants expired on April 20, 2017 (the "Class B Expiration Date.") The closing of the IPO resulted in the sale of 4,000,000 units at an initial public offering price of $6.50 per unit for gross proceeds of $26.0 million. The net proceeds of the IPO, after underwriting discounts, commissions and expenses, and before offering expenses, to the Company were approximately $23.6 million. On November 13, 2015, the units separated into common stock, Class A warrants and Class B warrants and began trading separately on the NASDAQ Capital Market. On the Class B Expiration Date, the Class B warrants ceased trading on the NASDAQ Capital Market. No Class B warrants were exercised prior to the Class B Expiration Date.

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

Underwriter’s Unit Purchase Option

The underwriter of the IPO received, for $100 in the aggregate, the right to purchase up to a total of 40,000 units (or 1% of the units sold in the IPO) exercisable at $7.48 per unit (or 115% of the public offering price per unit in the IPO). The units underlying the UPO will be, immediately upon exercise, separated into shares of common stock and the Underwriters’ Warrants such that, upon exercise, the holder of a UPO will not receive actual units but will instead receive the shares of common stock and Underwriters’ Warrants, to the extent that any portion of the Underwriters’ Warrants underlying such units have not otherwise expired. The exercise prices of the underwriters’ Class A warrants and underwriter’s Class B warrants underlying the UPO are $5.23 and $4.49, respectively. The UPO may be exercised for cash or on a cashless basis, at the holder’s option, and expires on October 14, 2020; however, following the expiration of underwriters’ Class B warrants on April 20, 2017, the UPO is exercisable only for shares of common stock and underwriters’ Class A warrants at an exercise price of $7.475 per unit; provided further, that, following the expiration of underwriters’ Class A warrants on October 20, 2018, the UPO will be exercisable only for shares of common stock at an exercise price of $7.47. The Company classified the UPO as a liability as it is a freestanding marked-to-market derivative instrument that is precluded from being classified in stockholders’ equity. The fair value of the UPO is re-measured each reporting period and the change in fair value is recognized in the statement of operations (see Note 4).

The Aspire Capital Transaction

On September 8, 2016, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital, pursuant to which Aspire Capital committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued and sold to Aspire Capital 250,000 shares of common stock at a price per share of $4.00, for gross proceeds of $1.0 million. Additionally, as consideration for Aspire Capital entering into the Purchase Agreement, the Company issued 175,000 shares of common stock as a commitment fee. The net proceeds of the Aspire Capital transaction, after offering expenses, to the Company were approximately $1,900,000 for the year ended December 31, 2016. As of December 31, 2016, the Company had sold 763,998 shares of common stock to Aspire Capital under the Purchase Agreement. During the six months ended June 30, 2017, the Company sold an additional 965,165 shares of common stock to Aspire Capital under the terms of the Purchase Agreement for gross proceeds of approximately $789,000. As of the date of this Quarterly Report on Form 10-Q, the Company does not have any remaining shares available to issue under the purchase agreement. The Company may not issue any additional shares of common stock to Aspire Capital under the Purchase Agreement unless shareholder approval is obtained.

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

As of the June 30, 2017, the Company had sold 1,336,433 shares of its common stock through Maxim under the Equity Distribution Agreement for gross proceeds of $938,000 and the Company has the potential to sell up to approximately $2.9 million in additional shares of its common stock under the registration statement on Form S-3.

Armistice Private Placement

On April 27, 2017, the Company entered into a securities purchase agreement with Armistice, pursuant to which Armistice purchased $5.0 million of the Company’s securities, consisting of 2,345,714 shares of the Company’s common stock at a purchase price of $0.35 per share and 4,179 shares of the Company’s newly-created Series A Preferred Stock at a price of $1,000 per share. The Company received $4.65 million in net proceeds from the Armistice Private Placement. The number of shares of common stock that were purchased in the private placement constituted approximately 19.99% of the Company’s outstanding shares of common stock immediately prior to the closing of the Armistice Private Placement. Armistice also received warrants to purchase up to 14,285,714 shares of the Company’s common stock at an exercise price of $0.40 per share. Under the terms of the securities purchase agreement, the Series A Preferred Stock were not convertible into common stock, and the warrants were not exercisable until the Company received approval of the private placement by the Company’s shareholders as required by the rules and regulations of the NASDAQ Capital Market.  The Company received shareholder approval for this transaction on June 30, 2017, at which time the warrants became exercisable and the Series A Preferred Stock became convertible into common stock. Armistice converted all of the Series A Preferred Stock into 11,940,000 shares of common stock on July 6, 2017.

As multiple instruments were issued in a single transaction, the Company initially allocated the issuance proceeds among the preferred stock, common stock and warrants using the relative allocation method. As the warrants were determined to be indexed to the Company’s stock, and would only be settled in common shares, entirely in the control of the Company, the warrant instrument was accounted for as an equity instrument. Fair value of the warrants was initially determined upon issuance using the Black-Scholes Model (level 3 fair value measurement).
After allocating the issuance proceeds, the Company then determined the intrinsic value of a beneficial conversion feature in connection with the issuance of the preferred stock as the conversion feature was “in-the-money” as of the commitment date. The value of the conversion feature was determined to be greater than the effective preferred stock conversion price after allocating the issuance proceeds among the preferred stock, common stock, and warrants using the relative allocation method discussed above. The warrants and beneficial conversion feature of the preferred stock was determined to be $1,679,198 and $2,775,526 respectively and is classified as a component of additional paid-in capital. Neither the warrant nor the beneficial conversion feature is remeasured in subsequent periods.

Common Stock Warrants

At June 30, 2017, the following common stock purchase warrants were outstanding:

Number of shares	Exercise price	Expiration
underlying warrants	per share	date
14,284	$28.00	July 2017
80,966	$28.00	August 2018
4,551,900	$4.55	October 2018
40,000*	$5.23	October 2018
3,571	$28.00	December 2018
22,328*	$8.40	October 2020
2,380	$8.68	May 2022
14,285,714	$0.40	June 2022
19,001,143

*    Accounted for as a liability instrument (see Note 4)

Preferred Stock
On April 27, 2017, the Company authorized the issuance of 4,179 shares of newly-created Series A Preferred Stock to Armistice as part of the Armistice Private Placement. The Series A Preferred Stock had a stated value of $1,000 per share and was convertible into 11,940,000 shares of the Company’s common stock at a conversion price of $0.35 per share. On July 6, 2017, Armistice converted all of its outstanding shares of Series A Preferred Stock into shares of common stock.

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

During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, beginning in 2017, by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. On January 1, 2017, the shares reserved for issuance increased by 377,365. As of June 30, 2017, there were 694,163 shares available for future issuance under the 2016 Plan.

The estimated grant date fair market value of the Company’s stock‑based awards is amortized ratably over the employees’ service periods, which is the period in which the awards vest.

A summary of option activity for the six months ended June 30, 2017 is as follows:

	Options Outstanding
	Number of shares	Weighted‑average exercise price	Fair value of options granted	Weighted average remaining contractual term (in years)
Balance, December 31, 2016	1,849,359	$5.57
Granted	367,662	$0.72	$192,470
Forfeited	(18,391)	$5.63
Balance, June 30, 2017	2,198,630	$4.76		8.20
Exercisable at June 30, 2017	1,271,031	$5.60		7.69

Employee Stock Purchase Plan

On April 5, 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s stockholders and became effective on May 18, 2016 (the “ESPP Effective Date”).

Under the ESPP, eligible employees can purchase common stock through accumulated payroll deductions at such times as are established by the administrator. The ESPP is administered by the compensation committee of the Company’s board of directors. Under the ESPP, eligible employees may purchase stock at 85% of the lower of the fair market value of a share of the Company’s common stock (i) on the first day of an offering period or (ii) on the purchase date. Eligible employees may contribute up to 15% of their earnings during the offering period. The Company’s board of directors may establish a maximum number of shares of the Company’s common stock that may be purchased by any participant, or all participants in the aggregate, during each offering or offering period. Under the ESPP, a participant may not purchase more than 10,000 shares during any purchase period or accrue rights to purchase more than $25,000 of the fair market value of the Company’s common stock for each calendar year in which such right is outstanding.

Upon the ESPP Effective Date, the ESPP reserved and authorized up to 500,000 shares of common stock for issuance. On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP shall automatically increase by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, and (ii) 500,000 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. Employees purchased 20,000 shares during 2016 and 33,406 shares during the six months ended June 30, 2017. As of June 30, 2017, 540,935 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans (“ASC 718-50”), the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $12,992 and $37,003 for the three and six months ended June 30, 2017.

Stock‑based compensation expense recognized for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$33,217	$27,711	$80,783	$51,152
General and administrative	222,526	186,402	507,180	1,100,268
Total stock-based compensation	$255,743	$214,113	$587,963	$1,151,420

10. Commitments and Contingencies

Office Lease

The Company’s corporate office space, which is leased under an operating lease, is located in Baltimore, Maryland. The lease provided for three months of rent abatement and includes escalating rent payments. Rent expense is recognized on a straight‑line basis over the term of the lease. Rent expense for the office lease amounted to approximately $85,000 for the six months ended June 30, 2017 and 2016. Pursuant to the terms of such lease, the Company’s future lease obligation is as follows:

Year ending December 31,
2017*	$77,903
2018	158,716
$236,619

*    Six months remaining in 2017

Obligations to Contract Research Organizations and External Service Providers

The Company has entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s product candidates. The Company was contractually obligated for up to approximately $1.1 million of future services under these agreements as of June 30, 2017. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

11. Subsequent Events

Maturity of Term Loan
On August 1, 2017, the Company made a final payment of $494,231 under its $7.5 million secured term loan described in Note 7, which included payment of a termination fee of $187,500.

Sale of CERC-501

On August 14. 2017, the Company sold all of its rights to CERC-501 to Janssen in exchange for initial gross proceeds of $25.0 million, of which $3.75 million was deposited into a twelve month escrow to secure certain indemnification obligations to Janssen. In addition to the initial proceeds, the terms of the agreement provide for a potential future $20 million regulatory milestone payment. Further, the terms of the agreement provide that Janssen will assume ongoing clinical trials and be responsible for any new development and commercialization of CERC-501.

NASDAQ Minimum Bid Price Requirement for Continued Listing
On February 24, 2017, the Company received a notice from the Nasdaq Listing Qualifications Staff that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the Company's listed securities had not maintained a minimum bid price of $1 per share for previous 30 consecutive business days. This notification had no immediate effect on the Company’s listing on the Nasdaq Stock Market or on the trading of the Company’s common stock, Class A warrants or Class B warrants (prior to their expiration).

On June 30, 2017, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation in order to effect a reverse stock split of the Company’s common stock pursuant to which any whole number of issued and outstanding shares of common stock, between and including two and ten, would be combined into one share of common stock, at the sole discretion of the Board at any time prior to the Company’s 2018 Annual Meeting of Stockholders.

As a result of the Janssen Purchase Agreement that closed on August 14, 2017, the Company has requested and expects to be granted a second 180-day compliance period to monitor the Company’s ongoing minimum bid price in order to evaluate an appropriate reverse split, if necessary.

The following table presents pro forma select summary balance sheet data as of June 30, 2017, reflecting adjustments for the Janssen Purchase Agreement including (a) an increase in cash of $21,250,000, (b) recording of an escrow receivable from sale of $3,750,000 which represents managements best estimate of the amount ultimately to be collected, (c) recording estimated closing costs of approximately $125,000, and (d) recording a reduction to our accumulated deficit and increase to stockholders’ equity of $24,875,000 which reflects the pro forma gain to be recorded on the transaction after direct transaction costs are paid:

	As of June 30, 2017
	Actual	Pro forma
	(unaudited)	(unaudited)
Cash and cash equivalents	$5,460,699	$26,710,699
Escrow funds from the sale of asset	—	3,750,000
Total assets	6,047,731	31,047,731
Total liabilities	2,912,236	3,037,236
Preferred stock	4	4
Common stock	14,115	14,115
Additional paid in capital	76,915,611	76,915,611
Accumulated deficit	(73,794,235)	(48,919,235)
Total stockholders' equity	3,135,495	28,010,495

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or other similar words (including their use in the negative), or by discussions of future matters such as the receipt of the escrowed initial gross proceeds amount or the potential future regulatory milestone payment from Janssen, the development of product candidates or products, potential attributes and benefits of product candidates, the expansion of Cerecor's drug portfolio, Cerecor's ability to identify new indications for it's current portfolio and new product candidates that could be in-licensed, technology enhancements, possible changes in legislation, and other statements that are not historical. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II – Item 1A, “Risk Factors,” as well as in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 10, 2017 and in our other filings with the SEC. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Overview

We are a biopharmaceutical company that is developing innovative drug candidates to make a difference in the lives of patients with neurologic and psychiatric disorders. Our lead drug candidate is CERC-301, which we currently intend to explore as a novel treatment for orphan neurologic indications. We also have two pre-clinical stage compounds, CERC-611 and CERC-406.

Our portfolio of product candidates is summarized below:

•
 CERC-301: Orphan Neurologic Diseases. CERC‑301 belongs to a class of compounds known as antagonists of the N‑methyl‑D‑aspartate, or NMDA, receptor, a receptor subtype of the glutamate neurotransmitter system that is responsible for controlling neurologic adaptation. We believe CERC‑301 specifically blocks the NMDA receptor subunit 2B, or NR2B. We have conducted two Phase 2 studies with this drug candidate as a potential adjunctive treatment for major depressive disorders, or MDD, in which we observed that CERC-301 was well tolerated, but these trials did not show significant efficacy in MDD. Given its specific mechanism of action and demonstrated tolerability profile, we believe CERC-301 may be well suited to address unmet medical needs in other neurologic indications. We are now embarking on a pre-clinical and clinical program to explore the use of CERC-301 in orphan neurologic conditions.

•
CERC-611: Adjunctive Treatment of Partial-Onset Seizures in Epilepsy. CERC-611 is a potent and selective transmembrane AMPA receptor regulatory proteins, or TARP, á -8-dependent á -amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid, or AMPA, receptor antagonist, or inhibitor. TARPs are a recently discovered family of proteins that have been found to associate with, and modulate the activity of, AMPA receptors. TARP ã-8-dependent AMPA receptors are localized primarily in the hippocampus, a region of the brain with importance in complex partial seizures and particularly relevant to seizure origination and/or propagation. We believe CERC-611 may be the first drug candidate to selectively target and functionally block region-specific AMPA receptors after oral dosing, which we believe may improve the efficacy and side effect profile of CERC-611 over current anti-epileptics. We intend to develop CERC-611 as an adjunctive therapy for the treatment of partial-onset seizures, with or without secondarily generalized seizures, in patients with epilepsy.

•
CERC-406: Residual Cognitive Impairment. CERC-406 is a preclinical candidate from our proprietary platform of compounds that inhibit catechol-O-methyltransferase, or COMT, within the brain, which we refer to as our COMTi platform. We believe CERC‑406 may have the potential to be developed for the treatment of residual cognitive impairment symptoms.

We plan both to evaluate our current portfolio for potential new indications and to identify potential new product candidates that could be in-licensed.

At June 30, 2017, we had $5.5 million in cash and cash equivalents and $1.6 million in current liabilities. In August 2017, we sold all of our rights to a prior product candidate, CERC-501, to Janssen in exchange for initial gross proceeds of $25.0 million, of which $3.75 million was deposited into a twelve month escrow to secure certain indemnification obligations to Janssen, as well as a potential future $20.0 million regulatory milestone payment.

We will need additional funding to complete the development of any of our existing product candidates or any new product candidates we decide to pursue. We intend to seek future funding for our development programs and operations from further offerings of equity or debt securities, non-dilutive financing arrangements such as federal grants, collaboration agreements or out-licensing arrangements. However, we may be unable to raise additional funds or enter into such other agreements or transactions on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements or transactions, we may experience a significant delay, scale-back or discontinue the development of one or more of our product candidates or be forced to cease our operations altogether.

We were incorporated in Delaware in 2011 and commenced operations in the second quarter of 2011. Since inception, our operations have included organizing and staffing our company, business planning, raising capital and developing our product candidates. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception. As of June 30, 2017, we had an accumulated deficit of $73.8 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of our product candidates.

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

Recent Developments

Sale of CERC-501

In August 2017, we sold all of our rights to a prior product candidate, CERC-501, to Janssen in exchange for initial gross proceeds of $25.0 million, of which $3.75 million was deposited into a twelve month escrow to secure certain indemnification obligations to Janssen, as well as a potential future $20.0 million regulatory milestone payment. Further, the terms of the agreement provide that Janssen will assume ongoing clinical trials and be responsible for any new development and commercialization of CERC-501.

Components of Operating Results

Revenue

To date, we have derived all of our revenue from research grants from the National Institutes of Health. We have not generated any revenue from commercial product sales to date. We will not generate any commercial revenue, if ever, until one of our product candidates receives marketing approval and we successfully commercialize such product candidates.

In April 2016, we received a research and development grant from the National Institute on Drug Abuse, or NIDA, at the National Institutes of Health to provide additional resources for the period from May 2016 through April 2017 for a Phase 2 clinical trial for CERC-501. Additionally, in July 2016, we received a research and development grant from the National Institute on Alcohol Abuse and Alcoholism, or NIAAA, at the National Institutes of Health to provide additional resources for the period of July 2016 through June 2017 to progress the development of CERC-501 for the treatment of alcohol use disorder. We recognize revenue under grants in earnings on a systemic basis in the period the related expenditures for which the grants are intended to compensate are incurred.

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

As of June 30, 2017, we had three full-time employees who were primarily engaged in research and development.

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

Interest Expense, Net

Net interest expense is primarily related to interest payments pursuant to the terms of our term debt facility entered into in August 2014, as well as the amortization of the debt discounts and premiums and deferred financing fees in connection with such term debt facility. We made the final payment under this facility on August 1, 2017.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

Grant Revenue

The following table summarizes our grant revenue for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
	2017	2016
	(in thousands)
Grant revenue	$158	$650

Grant revenue under the NIAAA grant was approximately $158,000 for the three months ended June 30, 2017. We recognized approximately $650,000 of grant revenue for the three months ended June 30, 2016 for the NIDA grant. The Company's grant revenues are dependent upon the timing and progress of the underlying studies and development activities. We had a reduced level of research and development activities in the second quarter of 2017 compared to the prior year period, which resulted in a reduction in grant revenue under the current NIAAA grant compared to the NIDA grant.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
	2017	2016
	(in thousands)
CERC-301	$34	$677
CERC-501	185	1,270
CERC-611	9	—
CERC-406	1	35
Internal expenses not allocated to programs:
Salaries, benefits and related costs	199	433
Stock-based compensation expense	34	28
Other	32	59
	$494	$2,502

Research and development expenses were $494,000 for the three months ended June 30, 2017, a decrease of approximately $2.0 million compared to the three months ended June 30, 2016. Costs for CERC-301 decreased by $643,000, primarily due to the completion of the Phase 2 clinical trial for the adjunctive treatment of MDD. Costs for CERC-501 decreased by $1.1 million from the prior year period as our Phase 2 clinical trial with CERC-501 was completed in the fourth quarter of 2016. Subsequent to the quarter ended June 30, 2017, we sold all of our rights to CERC-501 to Janssen.

General and Administrative Expenses

	Three Months Ended
	June 30,
	2017	2016
	(in thousands)
Salaries, benefits and related costs	$589	$603
Legal, consulting and other professional expenses	523	568
Stock-based compensation expense	222	186
Other general and administrative expenses	105	279
	$1,439	$1,636

General and administrative expenses were $1.4 million for the three months ended June 30, 2017, a decrease of $0.2 million compared to the three months ended June 30, 2016. This decrease was primarily due to efforts to reduce certain other operating costs in order to preserve cash.

Change in Fair Value of Warrant Liability and Unit Purchase Option Liability

We recognized a net gain on the change in fair value of our warrant liability and UPO liability of $2,000 during the three months ended June 30, 2017 compared to a net gain of $91,000 for the three months ended June 30, 2016.

The $91,000 gain on the change in fair value during the 2016 period was primarily due to the increase in fair value of the warrant liability and UPO liability. These increases were attributable to a decrease in our common stock price compared to the previous quarter-end.

Interest Expense, Net

Net interest expense decreased by $101,000 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was primarily due to a decrease in interest associated with a reduction in the principal balance of our secured term loan facility. We made the final payment under this term loan on August 1, 2017.

Comparison of the Six Months Ended June 30, 2017 and 2016

Grant Revenue

The following table summarizes our grant revenue for the three months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Grant revenue	$542	$650

Grant revenue from the NIAAA grant was $542,000 for the six months ended June 30, 2017. Revenue of $650,000 for the six months ended June 30, 2016 was derived from the NIDA grant. Our grant revenues are dependent upon the timing and progress of the underlying studies and development activities. We had a reduced level of research and development activities in the current year period compared to the prior year period, which resulted in a reduction in grant revenue under the current NIAAA grant compared to the NIDA grant.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
CERC-301	$122	$1,392
CERC-501	582	2,249
CERC-611	41	—
CERC-406	2	104
Internal expenses not allocated to programs:
Salaries, benefits and related costs	549	884
Stock-based compensation expense	83	51
Other	68	115
	$1,447	$4,795

Research and development expenses were $1.4 million for the six months ended June 30, 2017, a decrease of approximately $3.3 million compared to the six months ended June 30, 2016. Costs for CERC-301 decreased by $1.3 million from the prior year period, primarily due to the completion of the Phase 2 clinical trial for the adjunctive treatment of MDD. Costs for CERC-501 decreased by $1.7 million from the prior year period as our Phase 2 clinical trial with CERC-501 was completed in the fourth quarter of 2016. Subsequent to the quarter ended June 30, 2017, we sold all of our rights to CERC-501 to Janssen.

General and Administrative Expenses

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Salaries, benefits and related costs	$922	$1,252
Legal, consulting and other professional expenses	1,103	1,460
Stock-based compensation expense	505	1,100
Other general and administrative expenses	239	474
	$2,769	$4,286

General and administrative expenses were $2.8 million for the six months ended June 30, 2017, a decrease of $1.5 million compared to the six months ended June 30, 2016. Salaries, benefits and related costs decreased by $330,000 primarily due to a temporary reduction in headcount and certain employee benefits. Legal, consulting and other professional expenses decreased by $357,000, attributable primarily to the prior year costs resulting from becoming a public company not recurring. Stock-based compensation expense decreased by $595,000, which was primarily driven by the modification of grants made to our former chief executive officer in the first quarter of 2016. Other general and administrative expenses decreased by $235,000 due to efforts to reduce certain other operating costs in order to preserve cash.

Change in Fair Value of Warrant Liability and Unit Purchase Option Liability

We recognized a net loss on the change in fair value of our warrant liability and UPO liability of $2,000 during the six months ended June 30, 2017 compared to a net gain of $44,000 for the six months ended June 30, 2016.

The $44,000 gain on the change in fair value during the 2016 period was primarily due to the decrease in fair value of the warrant liability and UPO liability. These decreases were attributable to a decrease in our common stock price compared to the previous year-end.

Interest Expense, Net

Net interest expense decreased by $194,000 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was primarily due to a decrease in interest associated with a reduction in the principal balance of our secured term loan facility. We made the final payment under this term loan on August 1, 2017.

Liquidity and Capital Resources

We have devoted most of our cash resources to research and development and general and administrative activities. Since our inception, we have incurred net losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek marketing approval for, our product candidates. We incurred net losses of $3.8 million and $5.1 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 we had an accumulated deficit of $73.8 million, net working capital of $4.3 million and cash and cash equivalents of $5.5 million. To date, we have not generated any revenues from the sale of products and we do not anticipate generating any revenues from the sale of our product candidates for the foreseeable future. Historically, we have financed our operations principally through private and public placements of common stock, private placements of convertible preferred stock and convertible and nonconvertible debt. In April 2017, we raised gross proceeds of $5.0 million from a private placement of our equity securities. On August 14. 2017, we sold all of our rights to CERC-501 to Janssen in exchange for initial gross proceeds of $25.0 million, of which $3.75 million was deposited into a twelve month escrow to secure certain indemnification obligations to Janssen. In addition to the initial proceeds, the terms of the agreement provide for a potential future $20 million regulatory milestone payment. Further, the terms of the agreement provide that Janssen will assume ongoing clinical trials and be responsible for any new development and commercialization of CERC-501.

We will require substantial additional financing to fund our operations to continue to execute our strategy. Our strategy is to seek funding for our operations from further offerings of equity or debt securities, non-dilutive financing arrangements such as federal grants, collaboration agreements or out-licensing arrangements, and to explore strategic alternatives such as an acquisition, merger, or business combination. Based on our current research and development plans we expect that our existing cash and cash equivalents, together with the initial proceeds from the Janssen sale, will enable us to fund our operating expenses and capital expenditure requirements through 2018.

Term Loan

In August 2014, we received a $7.5 million secured term loan from a finance company. The loan was secured by a lien on all our assets, excluding intellectual property, which was subject to a negative pledge. The loan agreement contained certain additional nonfinancial covenants. In connection with the loan agreement, our cash and investment accounts were subject to account control agreements with the finance company that give the finance company the right to assume control of the accounts in the event of a loan default. Loan defaults were defined in the loan agreement and include, among others, the finance company’s determination that there was a material adverse change in our operations, other than adverse results of clinical trials. Interest on the loan was at a rate of the greater of 7.95%, or 7.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%. The interest rate as of June 30, 2017 was 8.95%. The loan was interest‑only for nine months, and was repayable in equal monthly payments of principal and interest of approximately $305,000 over 27 months, which began in June 2015. The loan had an outstanding balance as of June 30, 2017 of $0.6 million. On August 1, 2017, we made the final payment of $494,231 under the loan, which included a termination fee of $187,500.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash used in:
Operating activities	$(3,998)	$(7,426)
Investing activities	(2)	(19)
Financing activities	4,333	(1,837)
Net increase (decrease) in cash and cash equivalents	$333	$(9,282)

Net cash used in operating activities

Net cash used in operating activities was $4.0 million for the six months ended June 30, 2017 and consisted primarily of a net loss of $3.8 million and decreases of $683,000 and $222,000 in accounts payable and accrued expenses, respectively. These were offset by non‑cash stock-based compensation expense of $588,000.

Net cash used in operating activities was $7.4 million for the six months ended June 30, 2016 and consisted primarily of a net loss of $8.7 million and an increase in grants receivable of $650,000, offset by non-cash stock-based compensation expense of $1.2 million and an increase in accrued expenses and other liabilities of $518,000.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $4.3 million for the six months ended June 30, 2017, which consisted of gross proceeds of $1.7 million from the sale of common stock under an equity distribution agreement with the Maxim Group and $4.6 million, net from a private placement of equity securities to Armistice Capital Master Fund Ltd, offset by principal payments on our term loan of $1.8 million.

Net cash used in financing activities was $1.8 million for the six months ended June 30, 2016, which consisted primarily of principal payments on our term loan of $1.6 million.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect to continue to incur significant legal, accounting and other expenses that relate to being a public company. In addition, the Sarbanes‑Oxley Act, as well as rules adopted by the Securities and Exchange Commission, or SEC, and the NASDAQ Stock Market, requires public companies to implement specified corporate governance practices that are inapplicable to private companies. We expect these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time‑consuming and costly. Based on our research and development plans, we expect that our existing cash and cash equivalents, together with the initial proceeds of $25.0 million from the Janssen sale, of which $3.75 million will be held in escrow for twelve months, which will enable us to fund our operating expenses and capital expenditure requirements through 2018. We will require substantial additional financing to fund our operations and to continue to develop our product candidates. Our strategy is to seek funding for our operations from further offerings of equity or debt securities, non-dilutive financing arrangements such as federal grants, collaboration agreements or out-licensing arrangements, and to explore strategic alternatives such as an acquisition, merger, or business combination.

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

We will need to raise substantial additional capital in the future to fund our operations and to further develop our product candidates and we anticipate funding our operations from further offerings of equity or debt securities, non-dilutive financing arrangements such as federal grants, collaboration agreements or out-licensing arrangements, and to explore strategic alternatives such as an acquisition, merger, or business combination. However, there can be no assurance that we will be able to obtain additional equity or debt financing, or strategic alternatives, on terms acceptable to us, if at all. If we raise additional funds through collaboration and licensing agreements with third parties, it may be necessary to relinquish valuable rights to our product candidates, technologies or future revenue streams or to grant licenses on terms that may not be favorable to us. There can also be no assurance that the exploration of strategic alternatives will result in any such transaction. Our future capital requirements will depend on many forward‑looking factors, including:

•	the progress and results of any clinical trials for CERC-301

•	the progress and results of any clinical trials for CERC-611 and any changes to our development plan with respect to CERC-611, if any;

•	our plan and ability to enter into collaborative agreements for the development and commercialization of our product candidates;

•	the number and development requirements of any other product candidates that we may pursue;

•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, both in the United States and in territories outside the United States;

•	the costs, timing and outcome of regulatory review of our product candidates or any future product candidates, both in the United States and in territories outside the United States;

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

We have entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the clinical trials and development of our product candidates. We were contractually obligated for up to approximately $1.1 million of future services under these agreements as of June 30, 2017. Our actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 27, 2017, we entered into a securities purchase agreement with Armistice Capital Master Fund Ltd, or Armistice, pursuant to which Armistice purchased $5.0 million of our securities, consisting of 2,345,714 shares of our common stock at a purchase price of $0.35 per share and 4,179 shares of our newly-created Series A Convertible Preferred Stock, or Series A Preferred Stock, which shares of preferred stock were convertible into 11,940,000 shares of common stock at a conversion price of $0.35 per share and have a stated value of $1,000 per share. The number of shares of common stock that were purchased in the private placement constituted approximately 19.99% of our outstanding shares of common stock immediately prior to the closing of the private placement. As part of this private placement, Armistice also received warrants to purchase up to 14,285,714 shares of our common stock at an exercise price of $0.40 per share. Under the terms of the agreement, the Series A Preferred Stock were not convertible into common stock, and the warrants were not exercisable until we received approval of the private placement by the our stockholders as required by the rules and regulations of the NASDAQ Capital Market.  We received stockholder approval for this transaction on June 30, 2017. The Company received $4.65 million in net proceeds from the private placement. The securities issued pursuant to the agreement were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation D. On July 6, 2017, Armistice converted all of its outstanding shares of Series A Preferred Stock into 11,940,000 shares of common stock.

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

4.7	Form of Unit Purchase Option (incorporated by reference to Annex IV of Exhibit 1.1 to the Registration Statement on Form S-1 filed on June 12, 2015).

4.9	Form of Class A Warrant Agreement (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.1	Specimen Class A Warrant Certificate (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.11	Form of Class B Warrant Agreement (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.12	Specimen Class B Warrant Certificate (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.13	Specimen Unit Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.14		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on May 20, 2016).

4.15		Form of Warrant to Purchase Common Stock of Cerecor Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 28, 2017).

10.1		Securities Purchase Agreement, dated April 27, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2017).

10.1.1		Registration Rights Agreement, dated April 27, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 28, 2017).

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

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

Cerecor Inc.

/s/ Uli Hacksell
Uli Hacksell
President, Chief Executive Officer and Chairman of the Board (on behalf of the registrant and as the registrant’s Principal Executive Officer)
Date: August 14, 2017
/s/ Mariam E. Morris
Mariam E. Morris
Chief Financial Officer (Principal Financial Officer)
Date: August 14, 2017