Form 10-Q
period 2017-09-30
Cerecor Inc.
filed 2017-11-07
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 001-3759
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
As of November 6, 2017, the registrant had 26,054,857 shares of common stock outstanding.

CERECOR INC.

FORM 10-Q

For the Quarter Ended September 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
CERECOR INC.

Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,955,397	$5,127,958
Escrowed cash receivable	3,750,803	—
Grants receivable	30,135	132,472
Prepaid expenses and other current assets	341,025	391,253
Restricted cash, current portion	29,159	11,111
Total current assets	28,106,519	5,662,794
Property and equipment, net	34,183	43,243
Restricted cash, net of current portion	62,847	62,828
Total assets	$28,203,549	$5,768,865
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Term debt, net of discount	$—	$2,353,667
Accounts payable	312,514	1,010,209
Accrued expenses and other current liabilities	1,290,683	947,987
Income taxes payable	3,230,000	—
Total current liabilities	4,833,197	4,311,863
License obligations	1,250,000	1,250,000
Total liabilities	6,083,197	5,561,863
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000,000 shares authorized; zero shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock—$0.001 par value; 200,000,000 shares authorized; 26,054,857 and 9,434,141 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	26,055	9,434
Additional paid-in capital	77,167,922	70,232,651
Accumulated deficit	(55,073,625)	(70,035,083)
Total stockholders’ equity	22,120,352	207,002
Total liabilities and stockholders’ equity	$28,203,549	$5,768,865

See accompanying notes to unaudited financial statements.

CERECOR INC.

Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
License and other revenue	$25,000,000	$—	$25,000,000	$—
Grant revenue	37,592	321,497	579,597	971,985
Total revenue	25,037,592	321,497	25,579,597	971,985
Operating expenses:
Research and development	964,574	4,581,605	2,411,293	9,376,633
General and administrative	2,151,859	1,703,188	4,921,269	5,989,053
Income (loss) from operations	21,921,159	(5,963,296)	18,247,035	(14,393,701)
Other income (expense):
Change in fair value of warrant liability and unit purchase option liability	64	(101,246)	(1,586)	(57,595)
Interest income (expense), net	29,387	(104,183)	(53,991)	(381,603)
Total other income (expense)	29,451	(205,429)	(55,577)	(439,198)
Net income (loss) before taxes	$21,950,610	$(6,168,725)	$18,191,458	$(14,832,899)
Income tax expense	3,230,000	—	3,230,000	—
Net income (loss) after taxes	$18,720,610	$(6,168,725)	$14,961,458	$(14,832,899)

Net income (loss) per common share, basic and diluted	$0.52	$(0.70)	$0.65	$(1.71)

Weighted-average number of common shares - basic	21,382,683	8,756,393	14,952,391	8,685,818
Weighted-average number of common shares - diluted	21,407,702	8,756,393	14,960,032	8,685,818

See accompanying notes to unaudited financial statements.

CERECOR INC.

Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income (loss)	$14,961,458	$(14,832,899)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	17,050	20,468
Stock-based compensation expense	852,210	1,439,194
Non-cash interest expense	20,365	134,096
Change in fair value of warrant liability and unit purchase option liability	1,586	57,595
Changes in assets and liabilities:
Grants receivable	102,337	(379,256)
Prepaid expenses and other assets	50,228	191,527
Escrowed funds receivable	(3,750,803)	—
Restricted cash	(18,067)	(79,051)
Accounts payable	(697,695)	109,908
Accrued expenses and other liabilities	341,109	2,478,234
Income taxes payable	3,230,000	—
Net cash provided by (used in) operating activities	15,109,778	(10,860,184)
Investing activities
Purchase of property and equipment	(7,990)	(25,646)
Net cash used in investing activities	(7,990)	(25,646)
Financing activities
Proceeds from sale of shares under common stock purchase agreements, net	1,693,498	1,000,000
Proceeds from sale of shares pursuant to private placement, net	4,650,000	—
Proceeds from sales of common stock under employee stock purchase plan, net	35,430	—
Principal payments on term debt	(2,374,031)	(2,459,493)
Payment of financing costs	(279,246)	(1,467)
Net cash provided by (used in) financing activities	3,725,651	(1,460,960)
Increase (decrease) in cash and cash equivalents	18,827,439	(12,346,790)
Cash and cash equivalents at beginning of period	5,127,958	21,161,967
Cash and cash equivalents at end of period	$23,955,397	$8,815,177
Supplemental disclosures of cash flow information
Cash paid for interest	$72,526	$287,841
Supplemental disclosures of noncash financing activities
Accrued financing costs	$—	$101,728

See accompanying notes to unaudited financial statements.

CERECOR INC.

Notes to Unaudited Financial Statements
1. Business

Cerecor Inc. (the “Company” or “Cerecor”) is a biopharmaceutical company that is developing innovative drug candidates for commercialization, license or sale to make a difference in the lives of patients with neurologic and psychiatric disorders. The Company’s operations since inception have been limited to organizing and staffing the Company, acquiring rights to and developing certain product candidates, business planning and raising capital.

Liquidity

The Company's financial statements have been prepared on an accrual basis. The Company has not generated any product revenues and has not yet achieved profitable operations from commercialization. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis.

Prior to the quarter ended September 30, 2017, the Company had incurred recurring operating losses since inception. For the nine months ended September 30, 2017, the Company generated net income of $15.0 million and positive cash flows from operations of $15.1 million. In August 2017, the Company sold all of its rights to a prior product candidate, CERC-501, to Janssen Pharmaceuticals, Inc. (“Janssen”) in exchange for initial gross proceeds of $25.0 million, of which$3.75 million was deposited into a twelve-month escrow to secure certain indemnification obligations, as well as a potential future $20.0 million regulatory milestone payment. The terms of the agreement provide that Janssen will assume ongoing clinical trials and be responsible for any new development and commercialization of CERC-501.

As of September 30, 2017, the Company had an accumulated deficit of $55.1 million and a balance of $24.0 million in cash and cash equivalents. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to its preclinical programs, additional clinical development of its product candidates, business development and costs associated with its organizational infrastructure. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. The Company plans to meet its capital requirements primarily through a combination of equity or debt financings, collaborations, or out-licensing arrangements, strategic alliances, federal and private grants, marketing, distribution or licensing arrangements and in the longer term, revenue from product sales to the extent its product candidates receive marketing approval and are commercialized. There can be no assurance, however, that the Company will be successful in obtaining financing at the level needed to sustain operations and develop its product candidates or on terms acceptable to the Company, or that the Company will obtain approvals necessary to market its products or achieve profitability or sustainable positive cash flow. If the Company fails to raise capital or enter into any such arrangements, it will have to further delay, scale back or discontinue the development of one or more of its product candidates or cease its operations altogether.

In April 2017 the Company received $5.0 million in gross proceeds pursuant to a securities purchase agreement with Armistice Capital Master Fund Ltd (“Armistice”). The Company has the potential to raise additional cash through an equity distribution agreement with Maxim Group LLC ("Maxim Group") as described in Note 8.

The Company expects its cash on hand at September 30, 2017 to fund future expenses through at least December 31, 2018.

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

Net Income (Loss) Per Share, Basic and Diluted

Earnings per share are computed using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the unexercised warrants issued in the Armistice Private Placement transaction are considered participating securities because these warrants contain a non-forfeitable right to dividends irrespective of whether the warrants are ultimately exercised. Under the two-class method, earnings per common share for the common stock and participating warrants are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of shares of Common stock and participating warrants outstanding for the period. In applying the two-class method, undistributed earnings are allocated to common stock and participating warrants based on the weighted-average shares outstanding during the period.

Diluted net income (loss) per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include: (i) outstanding stock options issued under the Company's Long-Term Incentive Plans which are included under the "treasury stock method" when dilutive, (ii) common stock to be issued upon the assumed conversion of the Company's unit purchase option shares, which are included under the "if-converted method" when dilutive, and (iii) common stock to be issued upon the exercise of outstanding warrants which are included under the "treasury stock method" when dilutive. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses. In addition, net losses are not allocated to the participating securities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Escrowed Cash Receivable

On August 14. 2017, the Company sold all of its rights to CERC-501 to Janssen in exchange for initial gross proceeds of $25.0 million, of which $3.75 million was deposited into a twelve month escrow to secure certain indemnification obligations to Janssen Pharmaceuticals, Inc. The Company evaluates its escrowed cash receivable balance each reporting period and establishes a reserve for amounts deemed uncollectible. No reserve was recorded as of September 30, 2017.

Restricted Cash

The Company established the Employee Stock Purchase Plan in 2016. Eligible employees can purchase common stock through accumulated payroll deductions at such times as are established by the Plan administrator. At September 30, 2017, $29,200 of deposits had been made by employees for potential future stock purchases.

In 2016 the Company entered into a bank services pledge agreement with Silicon Valley Bank. In exchange for receiving business credit card services from Silicon Valley Bank, the Company deposited $50,000 as collateral with Silicon Valley Bank. This amount will remain deposited with Silicon Valley Bank for the duration the business credit card services are used by the Company. In addition, the Company has deposited $13,000 with the landlord of the Company's office space as a security deposit. These deposits are recorded as restricted cash, net of current portion on the balance sheet at September 30, 2017.

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

License and Other Revenue

The Company recognizes revenues from collaboration, license or other research or sale arrangements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue from potential future milestones, if substantive, is recognized when the milestone is achieved and the payment is due and collectible.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Deferred tax assets primarily include net operating loss and tax credit carry-forwards, accrued expenses not currently deductible and the cumulative temporary differences related to certain research and patent costs. Certain tax attributes, including net operating losses and research and development credit carryforwards, may be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code (the "Code"). See Note 10 for further information. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2017, the Company does not believe any material uncertain tax positions are present.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑9, Revenue From Contracts With Customers (“ASU 2014‑9”). Pursuant to this update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606), which delays the effective date of ASU 2014-9 by one year.  As a result, ASU 2014-9 will be effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted for annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-8, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-8”) and ASU No. 2016-10, Revenue From Contracts With Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), and in May 2016 the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), each of which clarify the guidance in ASU 2014-9 and have the same effective date as the original standard. The Company has substantially completed it's assessment of the impact of adoption of ASU 2014-9, ASU 2016-8, ASU 2016-10, or ASU 2016-12 on the financial statements, and the impact is not expected to be significant. The Company plans to adopt the new standard effective January 1, 2018. The Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact the Company’s current conclusions.

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

3. Net Income (Loss) Per Share of Common Stock, Basic and Diluted

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic income (loss) per share:
Net income (loss)	$18,720,610	$(6,168,725)	$14,961,458	$(14,832,899)
Undistributed earnings (loss) allocable to common shares	$18,720,610	$(6,168,725)	$14,961,458	$(14,832,899)

Weighted average shares, basic
Common stock	21,382,683	8,756,393	14,952,391	8,685,818
Participating warrants	14,285,714	—	8,163,265	—
	35,668,397	8,756,393	23,115,656	8,685,818
Basic income (loss) per share:
Common shares	$0.52	$(0.70)	$0.65	$(1.71)
Participating warrants	$0.52	$—	$0.65	$—

Diluted income (loss) per share:
Net income (loss)	$11,222,732	$(6,168,725)	$9,677,838	$(14,832,899)
Net income (loss) reallocated	5,256	—	1,746	—
Undistributed earnings (loss) allocable to common shares	$11,227,988	$(6,168,725)	$9,679,584	$(14,832,899)

Weighted average number of shares - basic	21,382,683	8,756,393	14,952,391	8,685,818
Effect of dilutive securities:
Stock options	25,019	—	7,641	—
Underwriters' unit purchase option	—	—	—	—
Potentially dilutive shares	25,019	—	7,641	—
Weighted average number of shares - diluted	21,407,702	8,756,393	14,960,032	8,685,818

Diluted income (loss) per share	$0.52	$(0.70)	$0.65	$(1.71)

Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive, include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	2,384,560	1,828,441	2,401,938	1,828,441
Warrants	4,661,145	7,400,934	4,661,145	7,400,934
Unit purchase option shares	40,000	40,000	40,000	40,000

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

At September 30, 2017 and December 31, 2016, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other current liabilities, term debt (prior to its payoff in August 2017), the term loan warrant liability and the underwriters’ unit purchase option liability. The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, restricted cash, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short‑term nature of these accounts.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2017
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$23,715,016	$—	$—
Liabilities
Warrant liability	$—	$—	$531
Unit purchase option liability	$—	$—	$6,607

	December 31, 2016
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in money market funds*	$4,758,539	$—	$—
Liabilities
Warrant liability	$—	$—	$5,501
Unit purchase option liability	$—	$—	$51

*    Investments in money market funds are reflected in cash and cash equivalents on the accompanying Balance Sheets.

Level 3 Valuation

The warrant liability (which relates to warrants to purchase shares of common stock as part of the term loan agreement) is marked‑to‑market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black‑Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of September 30, 2017, include (i) volatility of 65%, (ii) risk free interest rate of 1.63%, (iii) strike price ($8.40), (iv) fair value of common stock ($0.85), and (v) expected life of 3.1 years.

The underwriters’ unit purchase option (the “UPO”) was issued to the underwriters of the Company’s initial public offering (“IPO”) and provides the underwriters the option to purchase up to a total of 40,000 units. The units underlying the UPO will be, immediately upon exercise, separated into shares of common stock, underwriters’ Class A warrants and underwriters’ Class B warrants (such warrants together referred to as the Underwriters’ Warrants). The Underwriters’ Warrants are warrants to purchase shares of common stock. The Company classifies the UPO as a liability as it is a freestanding marked-to-market derivative instrument that is precluded from being classified in stockholders’ equity. The UPO liability is marked‑to‑market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the UPO is exercised, expire or other facts and circumstances lead the UPO to be reclassified to stockholders’ equity. The fair value of the UPO liability is estimated using a Black-Scholes option-pricing model within a Monte Carlo simulation model framework. The significant assumptions used in preparing the simulation model for valuing the UPO as of September 30, 2017, include (i) volatility range of 65% to 75%, (ii) risk free interest rate range of 0.74% to 1.63%, (iii) unit strike price ($7.48), (iv) underwriters’ Class A warrant strike price ($5.23), (v) underwriters’ Class B warrant strike price ($4.49), (vi) fair value of underlying equity ($0.85), and (vii) optimal exercise point of immediately prior to the expiration of the underwriters’ Class B warrants, which occurred on April 20, 2017.

The table presented below is a summary of changes of the Company’s Level 3 warrant liability and unit purchase option liability for the nine months ended September 30, 2017:

	Warrant Liability	Unit purchase option liability	Total
Balance at December 31, 2016	$5,501	$51	$5,552
Change in fair value	(4,970)	6,556	1,586
Balance at September 30, 2017	$531	$6,607	$7,138

No other changes in valuation techniques or inputs occurred during the nine months ended September 30, 2017 and no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2017.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2017	December 31, 2016
Compensation and benefits	$524,409	$272,601
Research and development expenses	452,139	315,937
General and administrative	306,997	160,116
Accrued interest	—	193,781
Warrant and UPO liability	7,138	5,552
Total accrued expenses and other current liabilities	$1,290,683	$947,987

6. License Agreements

Lilly CERC-611 License

On September 22, 2016, the Company entered into an exclusive license agreement with Eli Lilly and Company (“Lilly”) pursuant to which the Company received exclusive, global rights to develop and commercialize CERC-611, previously referred to as LY3130481, a potent and selective Transmembrane AMPA Receptor Regulatory Proteins (“TARP”) γ-8-dependent α-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid (“AMPA”) receptor antagonist. The terms of the license agreement provide for an upfront payment of $2.0 million, of which $750,000 was due within 30 days of the effective date of the license agreement, and the remaining balance of $1.25 million is due after the first subject is dosed with CERC-611 in a multiple ascending dose study and is recorded as license obligations on the balance sheet at September 30, 2017. Additional payments may be due upon achievement of development and commercialization milestones, including the first commercial sale. Upon commercialization, the Company is obligated to pay Lilly milestone payments and a royalty on net sales.

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

7. Term Loan

In August 2014, the Company entered into a $7.5 million secured term loan from a finance company. The loan was secured by a lien on all of the Company’s assets, excluding intellectual property, which was subject to a negative pledge. The loan contained certain additional nonfinancial covenants. In connection with the loan agreement, the Company’s cash and investment accounts were subject to account control agreements with the finance company that gave the finance company the right to assume control of the accounts in the event of a loan default. Loan defaults were defined in the loan agreement and included, among others, the finance company’s determination that there was a material adverse change in the Company’s operations. Interest on the loan was at a rate of the greater of 7.95%, or 7.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%. On August 1, 2017, the term loan matured and the Company made a final payment of $494,231 which included a termination fee of $187,500. Debt consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Term loan	$—	$2,374,031
Less: debt discount	—	(20,364)
Term Loan, net of debt discount	$—	$2,353,667

Interest expense, which includes amortization of a discount and the accrual of a termination fee, was approximately $1,000 and $110,000 for the three months ended September 30, 2017 and 2016, respectively, and $95,000 and $404,000 for the nine months ended September 30, 2017 and 2016, respectively, in the accompanying statements of operations.

8. Capital Structure

On October 20, 2015, the Company filed an amended and restated certificate of incorporation in connection with the closing of its IPO. The amended and restated certificate of incorporation authorizes the Company to issue two classes of stock, common stock and preferred stock, and eliminates all references to the previously existing series of preferred stock. At September 30, 2017, the total number of shares of capital stock the Company was authorized to issue was 205,000,000 of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share. On April 27, 2017, the Company further amended its amended and restated certificate of incorporation in connection with the closing of the Armistice Private Placement with the filing of a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (“Series A Preferred Stock”) of Cerecor Inc. (the “Certificate of Designation”). The Certificate of Designation authorized the issuance of 4,179 shares of Series A Preferred Stock to Armistice with a stated value of $1,000 per share, convertible into 11,940,000 shares of the Company’s common stock at a conversion price of $0.35 per share. On July 6, 2017, Armistice converted all of its outstanding shares of Series A Preferred Stock into common stock. Subsequent to the conversion of Armistice’s Series A Preferred Stock into common stock, Armistice has a majority voting control over the Company.

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

The Aspire Capital Transaction

On September 8, 2016, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital, pursuant to which Aspire Capital committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued and sold to Aspire Capital 250,000 shares of common stock at a price per share of $4.00, for gross proceeds of $1.0 million. Additionally, as consideration for Aspire Capital entering into the Purchase Agreement, the Company issued 175,000 shares of common stock as a commitment fee. The net proceeds of the Aspire Capital transaction, after offering expenses, to the Company were approximately $1,900,000 for the year ended December 31, 2016. As of December 31, 2016, the Company had sold 763,998 shares of common stock to Aspire Capital under the Purchase Agreement. During the nine months ended September 30, 2017, the Company sold an additional 965,165 shares of common stock to Aspire Capital under the terms of the Purchase Agreement for gross proceeds of approximately $789,000. As of the date of this Quarterly Report on Form 10-Q, the Company does not have any remaining shares available to issue under the purchase agreement. The Company may not issue any additional shares of common stock to Aspire Capital under the Purchase Agreement unless shareholder approval is obtained.

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

As of the September 30, 2017, the Company had sold 1,336,433 shares of its common stock through Maxim under the Equity Distribution Agreement for gross proceeds of $938,000 and the Company has the potential to sell up to approximately $2.9 million in additional shares of its common stock under the registration statement on Form S-3.

Armistice Private Placement

On April 27, 2017, the Company entered into a securities purchase agreement with Armistice, pursuant to which Armistice purchased $5.0 million of the Company’s securities, consisting of 2,345,714 shares of the Company’s common stock at a purchase price of $0.35 per share and 4,179 shares of Series A Preferred Stock at a price of $1,000 per share. The Company received $4.65 million in net proceeds from the Armistice Private Placement. The number of shares of common stock that were purchased in the private placement constituted approximately 19.99% of the Company’s outstanding shares of common stock immediately prior to the closing of the Armistice Private Placement. Armistice also received warrants to purchase up to 14,285,714 shares of the Company’s common stock at an exercise price of $0.40 per share. Under the terms of the securities purchase agreement, the Series A Preferred Stock were not convertible into common stock, and the warrants were not exercisable until the Company received approval of the private placement by the Company’s shareholders as required by the rules and regulations of the NASDAQ Capital Market.  The Company received shareholder approval for this transaction on June 30, 2017, at which time the warrants became exercisable and the Series A Preferred Stock became convertible into common stock.

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

Common Stock Warrants

At September 30, 2017, the following common stock purchase warrants were outstanding:

Number of shares	Exercise price	Expiration
underlying warrants	per share	date
80,966	$28.00	August 2018
4,551,900	$4.55	October 2018
40,000*	$5.23	October 2018
3,571	$28.00	December 2018
22,328*	$8.40	October 2020
2,380	$8.68	May 2022
14,285,714	$0.40	June 2022
18,986,859

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

Upon the 2016 Plan Effective Date, the 2016 Plan reserved and authorized up to 600,000 additional shares of common stock for issuance, as well as 464,476 unallocated shares remaining available for grant of new awards under the 2015 Plan. During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, beginning in 2017, by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. On January 1, 2017, the shares reserved for issuance increased by 377,365. As of September 30, 2017, there were 483,214 shares available for future issuance under the 2016 Plan.

The estimated grant date fair market value of the Company’s stock‑based awards is amortized ratably over the employees’ service periods, which is the period in which the awards vest.

A summary of option activity for the nine months ended September 30, 2017 is as follows:

	Options Outstanding
	Number of shares	Weighted‑average exercise price	Fair value of options granted	Weighted average remaining contractual term (in years)
Balance, December 31, 2016	1,849,359	$5.57
Granted	578,611	$0.74	$301,743
Forfeited	(18,391)	$5.63
Balance, September 30, 2017	2,409,579	$4.41		8.12
Exercisable at September 30, 2017	1,467,463	$5.25		7.65

Employee Stock Purchase Plan

On April 5, 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s stockholders and became effective on May 18, 2016 (the “ESPP Effective Date”).

Under the ESPP, eligible employees can purchase common stock through accumulated payroll deductions at such times as are established by the administrator. The ESPP is administered by the compensation committee of the Company’s board of directors. Under the ESPP, eligible employees may purchase stock at 95% of the lower of the fair market value of a share of the Company’s common stock (i) on the first day of an offering period or (ii) on the purchase date. Eligible employees may contribute up to 15% of their earnings during the offering period. The Company’s board of directors may establish a maximum number of shares of the Company’s common stock that may be purchased by any participant, or all participants in the aggregate, during each offering or offering period. Under the ESPP, a participant may not purchase more than 10,000 shares during any purchase period or accrue rights to purchase more than $25,000 of the fair market value of the Company’s common stock for each calendar year in which such right is outstanding.

Upon the ESPP Effective Date, the ESPP reserved and authorized up to 500,000 shares of common stock for issuance. On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP shall automatically increase by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, and (ii) 500,000 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. Employees purchased 20,000 shares during 2016 and 33,406 shares during the nine months ended September 30, 2017. As of September 30, 2017, 540,935 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans (“ASC 718-50”), the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $20,886 and $69,492 for the three and nine months ended September 30, 2017.

Stock‑based compensation expense recognized for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$41,323	$43,861	$123,883	$95,013
General and administrative	222,924	243,913	728,327	1,344,181
Total stock-based compensation	$264,247	$287,774	$852,210	$1,439,194

10. Income Taxes

The provision for income taxes was $3.2 million for the nine months ended September 30, 2017. The effective tax rate for the nine-month period ended September 30, 2017 was 17.76% as compared to 0% for the corresponding period in the prior year. The increase in the rate is attributable to changes in projected income as well as limitations on the utilization of NOL carryforwards as described below for the year primarily due to the sale of CERC-501. In addition, the Company was able to utilize net operating loss ("NOL") carryforwards of $2.7 million, which were previously subject to a valuation allowance, to offset a portion of projected income for the year considering Internal Revenue Code Section 382 limitations.
As of December 31, 2016 the Company had $52.2 million of federal and Maryland state NOL carryforwards that will begin to expire in 2031. As of December 31, 2016 the Company also had $1.8 million and $57,000 of federal and Maryland state research and development credits, respectively, that will begin to expire in 2018. The NOL and research and development credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards are also subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three‑year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. Considering ownership changes that took place previously as well as during 2017 including the Armistice transaction, the Company is completing an analysis under Section 382 of the Code, and has initially determined the utilization of the NOLs and other tax attributes will be limited on a go forward basis. Approximately $2.7 million of NOL carryforwards will be available in 2017 and the Company will be able to utilize the NOL carryforwards to offset a portion of projected income for the year. Upon completion of the analysis by year end, to the extent there is a limitation, which could be significant, there would be a reduction in the deferred tax assets with an offsetting reduction in the valuation allowance, with no impact on current period income tax expense.
In assessing the realizability of the remaining net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Other than the amount of NOL that is available to offset net income generated through September 30, 2017 there was a full valuation allowance against the net deferred tax assets as of September 30, 2017 and December 31, 2016.

11. Commitments and Contingencies

Office Lease

The Company’s corporate office space, which is leased under an operating lease, is located in Baltimore, Maryland. The lease provided for three months of rent abatement and includes escalating rent payments. Rent expense is recognized on a straight‑line basis over the term of the lease. Rent expense for the office lease amounted to approximately $125,000 for the nine months ended September 30, 2017 and 2016. Pursuant to the terms of such lease, the Company’s future lease obligation is as follows:

Year ending December 31,
2017*	$39,433
2018	158,716
$198,149

*    Three months remaining in 2017

Obligations to Contract Research Organizations and External Service Providers

The Company has entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s product candidates. The Company was contractually obligated for up to approximately $1.2 million of future services under these agreements as of September 30, 2017. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

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

Overview

We are a biopharmaceutical company that is developing innovative drug candidates for either commercialization, license or sale to make a difference in the lives of patients with neurologic and psychiatric disorders. Our lead drug candidate is CERC-301, which we currently intend to explore as a novel treatment for orphan neurologic indications. We also have two pre-clinical stage compounds, CERC-611 and CERC-406.

Our portfolio of product candidates is summarized below:

•
 CERC-301: Orphan Neurologic Diseases. CERC‑301 belongs to a class of compounds known as antagonists of the N‑methyl‑D‑aspartate, or NMDA, receptor, a receptor subtype of the glutamate neurotransmitter system that is responsible for controlling neurologic adaptation. We believe CERC‑301 specifically blocks the NMDA receptor subunit 2B, or NR2B. Given its specific mechanism of action and demonstrated tolerability profile, we believe CERC-301 may be well suited to address unmet medical needs in neurologic indications. We are now embarking on a pre-clinical and clinical program to explore the use of CERC-301 in orphan neurologic conditions.

•
CERC-611: Adjunctive Treatment of Partial-Onset Seizures in Epilepsy. CERC-611 is a potent and selective transmembrane AMPA receptor regulatory proteins, or TARP, 8-dependent á -amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid, or AMPA, receptor antagonist, or inhibitor. TARPs are a recently discovered family of proteins that have been found to associate with, and modulate the activity of, AMPA receptors. TARP 8-dependent AMPA receptors are localized primarily in the hippocampus, a region of the brain with importance in complex partial seizures and particularly relevant to seizure origination and/or propagation. We believe CERC-611 may be the first drug candidate to selectively target and functionally block region-specific AMPA receptors after oral dosing, which we believe may improve the efficacy and side effect profile of CERC-611 over current anti-epileptics. We intend to develop CERC-611 as an adjunctive therapy for the treatment of partial-onset seizures, with or without secondarily generalized seizures, in patients with epilepsy.

•
CERC-406: Residual Cognitive Impairment. CERC-406 is a preclinical candidate from our proprietary platform of compounds that inhibit catechol-O-methyltransferase, or COMT, within the brain, which we refer to as our COMTi platform. We believe CERC‑406 may have the potential to be developed for the treatment of residual cognitive impairment symptoms.

We plan both to evaluate our current portfolio for potential new indications and to identify potential new product candidates and / or commercialized assets.

At September 30, 2017, we had $24.0 million in cash and cash equivalents and $4.8 million in current liabilities. In August 2017, we sold all of our rights to a prior product candidate, CERC-501, to Janssen in exchange for initial gross proceeds of $25.0 million, of which $3.75 million was deposited into a twelve month escrow to secure certain indemnification obligations to Janssen, as well as a potential future $20.0 million regulatory milestone payment.

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

We were incorporated in Delaware in 2011 and commenced operations in the second quarter of 2011. Since inception, our operations have included organizing and staffing our company, business planning, raising capital and developing our product candidates. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception. As of September 30, 2017 we had an accumulated deficit of $55.1 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of our product candidates.

We have financed our operations primarily through a public offering, private placements of our common stock and convertible preferred stock, the issuance of debt and the sale of our rights to CERC-501. Our ability to become and remain profitable depends on our ability to generate product revenue. We do not expect to generate any product revenue unless, and until, we obtain marketing approval for, and commercialize, any of our product candidates. There can be no assurance as to whether or when we will achieve profitability.

Components of Operating Results

Revenue

To date, we have primarily derived revenue from the sale of CERC-501 and research grants from the National Institutes of Health. We have not generated any revenue from commercial product sales to date. We will not generate any commercial revenue, if ever, until one of our product candidates receives marketing approval and we successfully commercialize such product candidates.

In April 2016, we received a research and development grant from the National Institute on Drug Abuse, or NIDA, at the National Institutes of Health to provide additional resources for the period from May 2016 through April 2017 for a Phase 2 clinical trial for CERC-501. Additionally, in July 2016, we received a research and development grant from the National Institute on Alcohol Abuse and Alcoholism, or NIAAA, at the National Institutes of Health to provide additional resources for the period of July 2016 through August 2017 to progress the development of CERC-501 for the treatment of alcohol use disorder. We recognize revenue under grants in earnings on a systemic basis in the period the related expenditures for which the grants are intended to compensate are incurred.

In August 2017, we sold all of our rights to a prior product candidate, CERC-501, to Janssen Pharmaceuticals, Inc., or Janssen, in exchange for initial gross proceeds of $25.0 million, of which $3.75 million was deposited into a twelve-month escrow to secure certain indemnification obligations, as well as a potential future $20.0 million regulatory milestone payment. The terms of the agreement provide that Janssen will assume ongoing clinical trials and be responsible for any new development and commercialization of CERC-501.

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

As of September 30, 2017, we had four full-time employees who were primarily engaged in research and development.

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

Income Tax Expense

    Income tax expense was incurred during the quarter ended September 30, 2017 as a result of our net income for the same period.

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

License and Other Revenue

We recognize revenues from collaboration, license or other research or sale arrangements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Grant Revenue Recognition

We recognize grant revenue when there is (i) reasonable assurance of compliance with the conditions of the grant and (ii) reasonable assurance that the grant will be received. We recognize revenue under grants in earnings on a systemic basis in the period the related expenditures for which the grants are intended to compensate are incurred.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

License and Other Revenue

On August 14. 2017, we sold CERC-501 to Janssen in exchange for initial gross proceeds of $25.0 million, of which $3.75 million was deposited into a twelve month escrow to secure certain indemnification obligations to Janssen. In addition to the initial proceeds, the terms of the agreement provide for a potential future $20 million regulatory milestone payment. The terms of the agreement provide that Janssen will assume ongoing clinical trials and be responsible for any new development and commercialization of CERC-501.

Grant Revenue

The following table summarizes our grant revenue for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016
	(in thousands)
Grant revenue	$38	$321

Grant revenue under the NIAAA grant was approximately $38,000 for the three months ended September 30, 2017. We recognized approximately $321,000 of grant revenue for the three months ended September 30, 2016 for the NIDA grant. Our grant revenues are dependent upon the timing and progress of the underlying studies and development activities. We had a reduced level of research and development activities in the third quarter of 2017 compared to the prior year period, which resulted in a reduction in grant revenue under the current NIAAA grant compared to the ongoing research conducted under the NIDA grant in 2016. The Company sold CERC-501 to Janssen in August 2017 and does not expect any further grant revenues.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016
	(in thousands)
CERC-301	$362	$1,142
CERC-501	14	896
CERC-611	175	2,019
CERC-406	—	17
Internal expenses not allocated to programs:
Salaries, benefits and related costs	194	400
Stock-based compensation expense	41	44
Other	179	64
	$965	$4,582

Research and development expenses were $965,000 for the three months ended September 30, 2017, a decrease of approximately $3.6 million compared to the three months ended September 30, 2016. Costs for CERC-301 decreased by $780,000, primarily due to the completion of the Phase 2 clinical trial for the adjunctive treatment of MDD. Costs for CERC-501 decreased by $882,000 from the prior year period as our Phase 2 clinical trial with CERC-501 was completed in the fourth quarter of 2016. The Company sold CERC-501 to Janssen in August 2017. We purchased CERC-611 for $2.0 million in September 2016 and are currently in the process of preparing that compound for additional development.

General and Administrative Expenses

	Three Months Ended
	September 30,
	2017	2016
	(in thousands)
Salaries, benefits and related costs	$744	$556
Legal, consulting and other professional expenses	1,047	725
Stock-based compensation expense	223	244
Other general and administrative expenses	138	178
	$2,152	$1,703

General and administrative expenses were $2.2 million for the three months ended September 30, 2017, an increase of $0.4 million compared to the three months ended September 30, 2016. This increase was primarily due to severance accruals for our former chief executive officer, who resigned in August, 2017 and increased legal fees associated with the sale of all of our rights to CERC-501.

Change in Fair Value of Warrant Liability and Unit Purchase Option Liability

We recognized a net gain on the change in fair value of our warrant liability and UPO liability of $64 during the three months ended September 30, 2017 compared to a net gain of $101,000 for the three months ended September 30, 2016.

The $101,000 gain on the change in fair value during the 2016 period was primarily due to the increase in fair value of the warrant liability and UPO liability. These increases were attributable to a decrease in our common stock price compared to the previous quarter-end.

Interest Expense, Net

Net interest expense decreased by $134,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was primarily due to a decrease in interest associated with a reduction in the principal balance of our secured term loan facility. We made the final payment under this term loan on August 1, 2017.

Income Tax Expense

The provision for income taxes was $3.2 million for the three months ended September 30, 2017 due to the net income generated from the sale of CERC-501. Our annual effective tax rate as of September 30, 2017 was approximately 18 percent. Our effective tax rate differs from the federal statutory rate due to the Company’s ability to utilize a portion of its prior net operating losses, which were previously subject to a valuation allowance, to offset current period income. We currently expect to generate an income tax benefit during the 4th quarter due to additional expected operating losses during that period.

Comparison of the Nine Months Ended September 30, 2017 and 2016

License and Other Revenue

On August 14. 2017, we sold CERC-501 to Janssen in exchange for initial gross proceeds of $25.0 million, of which $3.75 million was deposited into a twelve month escrow to secure certain indemnification obligations to Janssen. In addition to the initial proceeds, the terms of the agreement provide for a potential future $20 million regulatory milestone payment. The terms of the agreement provide that Janssen will assume ongoing clinical trials and be responsible for any new development and commercialization of CERC-501.

Grant Revenue

The following table summarizes our grant revenue for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Grant revenue	$580	$972

Grant revenue from the NIAAA grant was $580,000 for the nine months ended September 30, 2017. Revenue of $972,000 for the nine months ended September 30, 2016 was derived from the NIDA grant. Our grant revenues are dependent upon the timing and progress of the underlying studies and development activities. We had a reduced level of research and development activities in the current year period compared to the on-going clinical trial work in prior year period, which resulted in a reduction of grant revenue under the current NIAAA grant compared to the NIDA grant in 2016.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
CERC-301	$484	$2,534
CERC-501	596	3,145
CERC-611	216	2,019
CERC-406	2	121
Internal expenses not allocated to programs:
Salaries, benefits and related costs	743	1,285
Stock-based compensation expense	124	95
Other	246	178
	$2,411	$9,377

Research and development expenses were $2.4 million for the nine months ended September 30, 2017, a decrease of approximately $7.0 million compared to the nine months ended September 30, 2016. Costs for CERC-301 decreased by $2.0 million from the prior year period, primarily due to the completion of enrollment during the Phase 2 clinical trial for the adjunctive treatment of MDD in 2016. We did not perform any clinical trials for CERC-301 in 2017, however costs were incurred to analyze potential other indications for CERC-301 in 2017. Costs for CERC-501 decreased by $2.5 million from the prior year period as our Phase 2 clinical trial with CERC-501 was completed in the fourth quarter of 2016. We sold all of our rights to CERC-501 to Janssen in August 2017. We purchased CERC-611 in September 2016 for $2.0 million and are currently in the process of preparing that compound for additional development.

General and Administrative Expenses

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Salaries, benefits and related costs	$1,665	$1,808
Legal, consulting and other professional expenses	2,150	2,186
Stock-based compensation expense	728	1,344
Other general and administrative expenses	378	651
	$4,921	$5,989

General and administrative expenses were $4.9 million for the nine months ended September 30, 2017, a decrease of $1.1 million compared to the nine months ended September 30, 2016. Salaries, benefits and related costs decreased by $143,000 primarily due to a temporary reduction in headcount and certain employee benefits. Stock-based compensation expense decreased by $616,000, which was primarily driven by the modification of grants made to our former chief executive officer in the first quarter of 2016. Other general and administrative expenses decreased by $273,000 due to efforts to reduce certain other operating costs in order to preserve cash.

Change in Fair Value of Warrant Liability and Unit Purchase Option Liability

We recognized a net gain on the change in fair value of our warrant liability and UPO liability of $2,000 during the nine months ended September 30, 2017 compared to a net gain of $58,000 for the nine months ended September 30, 2016.

The $58,000 gain on the change in fair value during the 2016 period was primarily due to the decrease in fair value of the warrant liability and UPO liability. These decreases were attributable to a decrease in our common stock price compared to the previous year-end.

Interest Expense, Net

Net interest expense decreased by $328,000 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was primarily due to a decrease in interest associated with a reduction in the principal balance of our secured term loan facility. We made the final payment under this term loan on August 1, 2017.

Income Tax Expense

The provision for income taxes was $3.2 million for the nine months ended September 30, 2017 due to the net income generated from the sale of CERC-501. Our annual effective tax rate as of September 30, 2017 was approximately 18 percent. Our effective tax rate differs from the federal statutory rate due to the Company’s ability to utilize a portion of its prior net operating losses, which were previously subject to a valuation allowance, to offset current period income. We currently expect to generate an income tax benefit during the 4th quarter due to additional expected operating losses during that period.

Liquidity and Capital Resources

We have devoted most of our cash resources to research and development and general and administrative activities. Since our inception, we have incurred net losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development, preclincial and clinical trials of, and seek marketing approval for, our product candidates. We incurred net income (losses) of $15.0 million and $(14.8) million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 we had an accumulated deficit of $55.1 million, net working capital of $23.3 million and cash and cash equivalents of $24.0 million primarily due to the sale of CERC-501. To date, we have not generated any commercial revenues from the sale of products and we do not anticipate generating any revenues from the commercial sale of our product candidates for the foreseeable future. Historically, we have financed our operations principally through private and public placements of common stock, private placements of convertible preferred stock and convertible and nonconvertible debt. In April 2017, we raised gross proceeds of $5.0 million from a private placement of our equity securities. On August 14. 2017, we sold all of our rights to CERC-501 to Janssen in exchange for initial gross proceeds of $25.0 million, of which $3.75 million was deposited into a twelve month escrow to secure certain indemnification obligations to Janssen. In addition to the initial proceeds, the terms of the agreement provide for a potential future $20 million regulatory milestone payment. Further, the terms of the agreement provide that Janssen will assume ongoing clinical trials and be responsible for any new development and commercialization of CERC-501.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$15,110	$(10,860)
Investing activities	(8)	(26)
Financing activities	3,726	(1,461)
Net increase (decrease) in cash and cash equivalents	$18,828	$(12,347)

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $15.1 million for the nine months ended September 30, 2017 and consisted primarily of net income of $15.0 million, offset by an increase in escrowed cash receivable of $3.8 million which resulted from the sale of all of our rights to CERC-501 and a $698,000 decrease in accounts payable. These were offset by non‑cash stock-based compensation expense of $852,000.

Net cash used in operating activities was $10.9 million for the nine months ended September 30, 2016 and consisted primarily of a net loss of $14.8 million, offset by non-cash stock-based compensation expense of $1.4 million and an increase in accrued expenses and other liabilities of $2.5 million.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $3.7 million for the nine months ended September 30, 2017, which consisted of gross proceeds of $1.7 million from the sale of common stock under an equity distribution agreement with the Maxim Group and $4.6 million, net from a private placement of equity securities to Armistice Capital Master Fund Ltd, offset by principal payments on our term loan of $2.4 million.

Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2016, which consisted primarily of proceeds of $1.0 million from the sale of common stock offset by principal payments on our term loan of $2.5 million.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and, while we did recognize license and other revenue from the sale of CERC-501, we expect to continue to incur net losses for the foreseeable future. We expect to continue to incur significant legal, accounting and other expenses that relate to being a public company. In addition, the Sarbanes‑Oxley Act, as well as rules adopted by the Securities and Exchange Commission, or SEC, and the NASDAQ Stock Market, requires public companies to implement specified corporate governance practices that are inapplicable to private companies. We expect these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. Based on our research and development plans, we expect that our existing cash and cash equivalents, together with the initial proceeds of $25.0 million from the Janssen sale, of which $3.75 million will be held in escrow for twelve months, which will enable us to fund our operating expenses and capital expenditure requirements through 2018. We will require substantial additional financing to fund our operations and to continue to develop our product candidates. Our strategy is to seek funding for our operations from further offerings of equity or debt securities, non-dilutive financing arrangements such as federal grants, collaboration agreements or out-licensing arrangements, and to explore strategic alternatives such as an acquisition, merger, or business combination.

Each of our product candidates are still in the early stages of preclinical and clinical development and the outcome of these efforts is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may generate revenue.

We will need to raise substantial additional capital in the future to fund our operations and to further develop our product candidates and we anticipate funding our operations from further offerings of equity or debt securities, non-dilutive financing arrangements such as federal grants, collaboration agreements or out-licensing arrangements, and to explore strategic alternatives such as an acquisition, merger, or business combination. However, there can be no assurance that we will be able to obtain additional equity or debt financing, or strategic alternatives, on terms acceptable to us, if at all. If we raise additional funds through collaboration and licensing agreements with third parties, it may be necessary to relinquish valuable rights to our product candidates, technologies or future revenue streams or to grant licenses on terms that may not be favorable to us. There can also be no assurance that the exploration of strategic alternatives will result in any such transaction. Our future capital requirements will depend on many forward‑looking factors, including:

•	the progress and results of any clinical trials for CERC-301

•	the progress and results of any clinical trials for CERC-611 and any changes to our development plan with respect to CERC-611, if any;

•	our plan and ability to enter into collaborative or licensing agreements for the development and commercialization of our product candidates;

•	the number and development requirements of any other product candidates that we may pursue;

•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, both in the United States and in territories outside the United States;

•	the costs, timing and outcome of regulatory review of our product candidates or any future product candidates, both in the United States and in territories outside the United States;

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

We have entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the clinical trials and development of our product candidates. We were contractually obligated for up to approximately $1.2 million of future services under these agreements as of September 30, 2017. Our actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.1
Asset Purchase Agreement, dated as of August 14, 2017, by and among Cerecor Inc. and Janssen Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 14, 2017).

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

Cerecor Inc.

/s/ John Kaiser
John Kaiser
Interim Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)
Date: November 6, 2017
/s/ Mariam E. Morris
Mariam E. Morris
Chief Financial Officer (Principal Financial Officer)
Date: November 6, 2017