Form 10-Q
period 2018-03-31
Cerecor Inc.
filed 2018-05-11
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10‑Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 001-37590
Cerecor Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	45-0705648 (I.R.S. Employer Identification No.)
400 E. Pratt Street, Suite 606 Baltimore, Maryland 21202 (Address of principal executive offices)	(410) 522‑8707 (Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
As of May 9, 2018, the registrant had 31,413,035 shares of common stock outstanding.

CERECOR INC.

FORM 10-Q

For the Quarter Ended March 31, 2018

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,523,927	$2,472,187
Accounts receivable, net	2,830,354	2,935,025
Other receivables	55,578	427,241
Escrowed cash receivable	3,754,455	3,752,390
Inventory, net	3,440,148	382,153
Prepaid expenses and other current assets	774,310	703,225
Restricted cash—current portion	13,955	1,959
Total current assets	13,392,727	10,674,180
Property and equipment, net	58,205	44,612
Intangibles assets, net	33,100,071	17,664,480
Goodwill	18,678,495	14,292,282
Restricted cash, net of current portion	131,359	131,353
Total assets	$65,360,857	$42,806,907
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,165,940	$1,298,980
Accrued expenses and other current liabilities	7,739,269	7,531,122
Income taxes payable	2,266,548	2,259,148
Long-term debt— current portion	787,500	—
Contingent consideration—short term	829,263	—
Total current liabilities	14,788,520	11,089,250
Long term debt, net of current portion	14,590,254	—
Contingent consideration—long term	9,821,818	2,576,633
Deferred tax liability, net	23,057	7,144
License obligations	1,250,000	1,250,000
Other long-term liabilities	304,233	24,272
Total liabilities	40,777,882	14,947,299
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000,000 shares authorized at March 31, 2018 and December 31, 2017; zero shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock—$0.001 par value; 200,000,000 shares authorized at March 31, 2018 and December 31, 2017; 31,410,335 and 31,266,989 shares issued and outstanding at March 31, 2018 and December 31, 2017	31,411	31,268
Additional paid-in capital	83,944,207	83,338,136
Contingently issuable shares	2,655,464	2,655,464
Accumulated deficit	(62,048,107)	(58,165,260)
Total stockholders’ equity	24,582,975	27,859,608
Total liabilities and stockholders’ equity	$65,360,857	$42,806,907

See accompanying notes to the condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues
Product revenue, net	$4,260,119	$—
Sales force revenue	222,656	—
Grant revenue	—	384,206
Total revenues, net	4,482,775	384,206

Operating expenses:
Cost of product sales	863,624	—
Research and development	1,649,778	953,071
General and administrative	2,918,916	1,330,264
Sales and marketing	1,524,816	—
Amortization expense	1,017,408	—
Total operating expenses	7,974,542	2,283,335
Loss from operations	(3,491,767)	(1,899,129)
Other (expense) income:
Change in fair value of contingent consideration, warrant liability and unit purchase option liability	(286,020)	(3,761)
Other income	18,655	—
Interest expense, net	(100,402)	(57,748)
Total other expense, net	(367,767)	(61,509)
Net loss before taxes	(3,859,534)	(1,960,638)
Income tax expense	23,313	—
Net loss	$(3,882,847)	$(1,960,638)
Net loss per share of common stock, basic and diluted	$(0.12)	$(0.19)
Weighted-average shares of common stock outstanding, basic and diluted	31,316,246	10,216,014

See accompanying notes to the condensed consolidated unaudited financial statements.

CERECOR INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(3,882,847)	$(1,960,638)
Adjustments to reconcile net loss provided by (used in) to net cash used in operating activities:
Depreciation and amortization	1,023,040	5,830
Stock-based compensation expense	242,824	332,219
Deferred taxes	15,913	—
Amortization of inventory fair value associated with acquisition of TRx and Avadel	45,450	—
Non-cash interest expense	105,451	13,389
Change in fair value of warrant liability and unit purchase option liability	23,251	3,761
Change in fair value of contingent consideration and long term royalty obligation	262,769	—
Changes in assets and liabilities:
Accounts receivable, net	104,671	—
Grants receivable	—	(54,891)
Other receivables	371,663	—
Inventory, net	(554,445)	—
Prepaid expenses and other assets	(71,085)	141,650
Escrowed cash receivable	(2,065)	—
Accounts payable	1,866,960	(414,333)
Income taxes payable	7,400	—
Accrued expenses and other liabilities	160,627	(303,452)
Net cash used in operating activities	(280,423)	(2,236,465)
Investing activities
Acquisition of business	(1)	—
Purchase of property and equipment	(19,224)	(1,801)
Net cash used in investing activities	(19,225)	(1,801)
Financing activities
Proceeds from option and warrant exercises	363,390	—
Proceeds from sale of shares under common stock purchase agreement	—	1,186,564
Principal payments on term debt	—	(874,700)
Payment of offering costs	—	(190,905)
Net cash provided by financing activities	363,390	120,959
Increase (decrease) in cash, cash equivalents and restricted cash	63,742	(2,117,307)
Cash, cash equivalents, and restricted cash at beginning of period	2,605,499	5,201,897
Cash, cash equivalents, and restricted cash at end of period	$2,669,241	$3,084,590
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$44,003

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

-5

	March 31,
	2018	2017

Cash and cash equivalents	$2,523,927	$3,001,553
Restricted cash, current	13,955	20,203
Restricted cash, non-current	131,359	62,834
Total cash, cash equivalents and restricted cash	$2,669,241	$3,084,590

See accompanying notes to the condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

Cerecor Inc. (the "Company," or "Cerecor") is an integrated biopharmaceutical company that is focused on pediatric healthcare. The Company has a diverse portfolio of marketed products. Our marked products are led by our prescribed dietary supplements and prescribed drugs. Our prescribed dietary supplements include Poly-Vi-Flor and Tri-Vi-Flor which are prescription vitamin and fluoride supplements used in infants and children to treat or prevent deficiency of essential vitamins and fluoride, often caused by poor diet or low levels of fluoride in drinking water and other sources. Poly-Vi-Flor and Tri-Vi-Flor are available in various formulations, including an oral suspension and chewable tablets. The Company also markets a number of prescription drugs that treat a range of pediatric diseases, disorders and conditions. Cerecor's prescription drugs include Millipred®, Veripred®, Ulesfia®, Karbinal™ ER, AcipHex® Sprinkle™ and Cefaclor for Oral Suspension. Finally, the Company has one marketed medical device, Flexichamber™. The Company's pipeline is led by CERC-301, which is currently in a Phase I safety study for Neurogenic Orthostatic Hypotension ("nOH"). In March 2018, Cerecor gained clearance of its Investigational New Drug ("IND") application from the U.S. Food & Drug Administration to initiate clinical studies of CERC-301 in nOH. The Company is also developing three preclinical stage compounds, CERC-611,CERC-406 and CERC-425.

Cerecor was incorporated in 2011 and commenced operations in the second quarter of 2011. In August 2017, the Company sold its worldwide rights to CERC-501 to Janssen Pharmaceuticals, Inc. (“Janssen”) in exchange for initial gross proceeds of $25 million, of which $3.75 million was deposited into a twelve-month escrow to secure indemnification obligations to Janssen, as well as a potential future $20 million regulatory milestone payment. The terms of the agreement provide that Janssen will assume ongoing clinical trials and be responsible for any new development and commercialization of CERC-501. On November 17, 2017, the Company acquired TRx Pharmaceuticals, LLC (“TRx”) and its wholly-owned subsidiaries (see "TRx Acquisition" in Note 4 below for a description of the transaction).

On February 16, 2018, Cerecor purchased and acquired all rights to Avadel Pharmaceuticals PLC’s (“Avadel”) marketed pediatric products (the “Acquired Products”) for the assumption of certain of Avadel's financial obligations to Deerfield CSF, LLC ("Deerfield"), which includes $15.3 million in debt due in January 2021 and its related interest payments as well as a 15% annual royalty on net sales of the Acquired Products through February 2026 (see "Avadel Pediatric Products Acquisition" in Note 4 below for a description of the transaction).

Liquidity

For the three months ended March 31, 2018, Cerecor generated a net loss of $3.9 million and negative cash flow from operations of $0.3 million. As a result of the TRx and Avadel acquisitions, the Company's commercial operations are expected to generate positive cash flows from product sales.

As of March 31, 2018, Cerecor had an accumulated deficit of $62.0 million and a balance of $2.5 million in cash and cash equivalents. The Company anticipates generating positive cash flows from the Company's commercial operations to offset costs related to its preclinical programs, clinical development for CERC-301 in nOH, business development, costs associated with its organizational infrastructure and debt principal and interest payments to be incurred from the acquisition of Avadel products. The Company applies a disciplined decision making methodology as it evaluates the optimal allocation of the Company's resources between investing in the Company's current commercial product line, the Company's development portfolio and acquisitions or in-licensing of new assets in order to meet its cash flow needs. The Company, however, may require additional financing to continue to execute its clinical development strategy. The Company plans to meet its capital requirements primarily through gross profits from product sales and potentially some combination of equity or debt financings, collaborations, or out-licensing arrangements, strategic alliances, federal and private grants, marketing, distribution or licensing arrangements.

The Company expects its cash on hand as of March 31, 2018 and its cash flows from operations to fund future expenses and other non-operating payments such as debt payments through at least May 2019.

2. Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2017 has been derived from audited financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). Certain prior period amounts have been reclassified to conform to the current year presentation.

The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the December 31, 2017 audited consolidated financial statements.

Reclassification
The company has reclassified $317,287 from accrued expenses and other current liabilities to accounts receivable, net in the December 31, 2017 balance sheet to conform with current period presentation. During 2018, the Company concluded that going forward it would net amounts due to distributors against open receivable balances.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cerecor Inc. and its wholly-owned subsidiaries after elimination of all intercompany balances and transactions.

Variable Interest Entities
The primary beneficiary of a variable interest entity ("VIE") must consolidate the related assets and liabilities. Certain disclosures are required by sponsors, significant interest holders in VIEs and potential VIEs. The Company regularly assesses its relationships with contractual third party and other entities for potential VIEs. In making this assessment, the Company considers the potential that its contracts or other arrangements provide subordinated financial support, absorb losses or rights to residual returns of the entity and the ability to directly or indirectly make decisions about the entities’ activities. Based on the Company’s assessments performed, management concluded that there were no relationships that constitute a VIE for which the Company was determined to be the primary beneficiary at March 31, 2018. If the Company’s management makes the determination that it is the primary beneficiary of a VIE, the Company will consolidate the statements of operations and financial condition of the VIE into its condensed consolidated financial statements.

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

Assets and liabilities subject to fair value measurement disclosures are required to be classified according to a three-level fair value hierarchy with respect to the inputs (or assumptions) used to determine fair value. The level in which an asset or liability is disclosed within the fair value hierarchy is based on the lowest level input that is significant to the related fair value measurement in its entirety. The guidance under the fair value measurement framework applies to other existing accounting guidance in the FASB codification that requires or permits fair value measurements. Refer to related disclosures in Note 5, Fair Value Measurements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to but not limited to, revenue recognition, share-based compensation, fair value measurements (including those relating to contingent consideration), income taxes, goodwill and other intangible assets, and clinical trial accruals. The Company bases its estimates on historical experience and other market‑specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Net Income (Loss) per Share, Basic and Diluted

Earnings per share are computed using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the unexercised warrants issued in the Armistice private placement (See Note 9) in 2017 are considered participating securities because these warrants contain a non-forfeitable right to dividends irrespective of whether the warrants are ultimately exercised. Under the two-class method, earnings per common share for the common stock and participating warrants are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of shares of common stock and participating warrants outstanding for the period. In applying the two-class method, undistributed earnings are allocated to common stock and participating warrants based on the weighted-average shares outstanding during the period. As the warrants issued in the Armistice transaction do not share in net losses of the Company, they are excluded from weighted average shares and warrants outstanding during periods of net loss.

Diluted net income (loss) per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include: (i) outstanding stock options issued under the Company's long-term incentive plans, which are included under the "treasury stock method" when dilutive; (ii) common stock to be issued upon the assumed conversion of the Company's unit purchase option shares, which are included under the "if-converted method" when dilutive; (iii) the contingently issuable shares in the TRx acquisition if contingencies would have been satisfied if the end of the contingency period were as of the balance sheet date under the “if converted method” when dilutive; and (iv) common stock to be issued upon the exercise of outstanding warrants which are included under the "treasury stock method" when dilutive. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses. In addition, net losses are not allocated to the participating securities.

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

Escrowed Cash Receivable

On August 14. 2017, the Company sold all of its rights to CERC-501 to Janssen in exchange for initial gross proceeds of $25 million, of which $3.75 million was deposited into a twelve-month escrow to secure certain indemnification obligations to Janssen. The Company evaluates its escrowed cash receivable balance each reporting period and establishes a reserve for amounts deemed uncollectible. No reserve was recorded as of March 31, 2018 and December 31, 2017.

Restricted Cash

The Company established the Employee Stock Purchase Plan in 2016 (the "Plan"). Eligible employees can purchase common stock through accumulated payroll deductions at such times as are established by the Plan administrator. At March 31, 2018, approximately $14,000 of deposits had been made by employees for potential future stock purchases.

In 2016, the Company entered into a bank services pledge agreement with Silicon Valley Bank. In exchange for receiving business credit card services from Silicon Valley Bank, the Company deposited $50,000 as collateral with Silicon Valley Bank. This amount will remain deposited with Silicon Valley Bank for the duration the business credit card services are used by the Company. In addition, the Company has deposited $13,000 with the landlord of the Company's office space as a security deposit. These deposits are recorded as restricted cash, net of current portion on the balance sheet as of March 31, 2018 and December 31, 2017.

The Company adopted ASU 2016-18 effective January 1, 2018 and now includes restricted cash balances within the cash, cash equivalents and restricted cash balance on the statement of cash flows. All prior periods were retrospectively adjusted to conform to the current period presentation.

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

Inventory

Inventory consists primarily of finished goods stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company reviews the composition of inventory at each reporting period in order to identify obsolete, slow-moving, quantities in excess of expected demand, or otherwise non-saleable items. If non-saleable items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the decline in value is first recognized. These valuation adjustments are recorded based upon various factors for the Company’s products, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected product demand, the expected shelf life of the product and firm inventory purchase commitments.

Goodwill

Goodwill relates to the amount that arose in connection with the acquisitions of TRx and Avadel. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. Goodwill is not amortized but is evaluated for impairment on an annual basis or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company's reporting unit below its carrying amount.

Intangible Assets

Intangible assets with definite useful lives are amortized over their estimated useful lives and reviewed for impairment if certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset might not be recoverable. Impairment losses are measured and recognized to the extent the carrying value of such assets exceeds their fair value.

Contingent Consideration

The Company’s business acquisitions involve the potential for future payment of consideration that is contingent upon the achievement of operational and commercial milestones and royalty payments on future product sales. The preliminary fair value of contingent consideration liabilities was determined at the acquisition date using unobservable level 3 inputs. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is remeasured at current fair value with changes recorded in the condensed consolidated statements of operations. Changes in any of the inputs may result in a significantly different fair value adjustment.

License and Other Revenue

The Company recognizes revenues from collaboration, license or other research or sale arrangements when or as performance obligations are satisfied. For milestone payments, the Company assesses, at contract inception, whether the milestones are considered probable of being achieved. If it is probable that a significant revenue reversal will occur, the Company will not record revenue until the uncertainty has been resolved. Milestone payments that are contingent upon regulatory approval are not considered probable of being achieved until the approvals are obtained as it is outside the control of the Company. If it is probable that a significant revenue reversal will not occur, the Company will estimate the milestone payments using the most likely amount method. The Company will re-assess the milestones each reporting period to determine the probability of achievement.

Grant Revenue

Grant revenues are derived from government grants that support the Company’s efforts on specific research projects. We have determined that the government agencies providing grants to the Company are not our customers. The Company recognizes grant revenue when there is reasonable assurance of compliance with the conditions of the grant and reasonable assurance that the grant revenue will be received.

Product Revenues, net

The Company generates substantially all of its revenue from sales of prescription pharmaceutical products to its customers and has identified a single product delivery performance obligation, which is the provision of prescription pharmaceutical products to its customers based upon Master Service Agreements in place with wholesaler distributors, purchase orders from retail pharmacies or other direct customers and a contractual arrangement with a specialty pharmacy. The performance obligation is satisfied at a point in time, when control of the product has been transferred to the customer, either at the time the product has been received by the customer or to a lesser extent when the product is shipped. The Company determines the transaction price based on fixed consideration in its contractual agreements and the transaction price is allocated entirely to the performance obligation to provide pharmaceutical products. In determining the transaction price, a significant financing component does not exist since the timing from when the Company delivers product to when the customers pay for the product is less than one year and the customers do not pay for product in advance of the transfer of the product.

Revenues from sales of products are recorded net of any variable consideration for estimated allowances for returns, chargebacks, distributor fees, prompt payment discounts, government rebates and other common gross-to-net revenue adjustments. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. The Company recognizes revenue only to the extent that it is probable that a significant revenue reversal will not occur in a future period.

Provisions for returns and government rebates are included within current liabilities in the condensed consolidated balance sheet. Provisions for prompt payment discounts and distributor fees, are included as a reduction to accounts receivable. Calculating these items involves estimates and judgments based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates for these programs, and channel inventory data. These estimates may differ from actual consideration amount received and the Company will re-assess these estimates and judgments each reporting period to adjust accordingly.

The following table presents net revenues disaggregated by type (in thousands):

	For the period ended
	March 31, 2018	March 31, 2017
Prescribed dietary supplements	$2,231	$—
Prescription drugs	2,029	—
Sales force revenue	223	—
Grant revenue	—	384
Total revenue	$4,483	$384

Concentration with Customer

The Company sells its prescription pharmaceutical products in the United States primarily through wholesale distributors and a specialty contracted pharmacy. Wholesale distributors account for substantially all of the Company’s net product revenues and trade receivables. In addition, the Company earns revenue from sales of its prescription pharmaceutical products directly to retail pharmacies and research and development grants.   For the three months ended March 31, 2018, the Company’s three largest customers accounted for approximately 22%, 25% and 29%, respectively, of the Company’s total net product revenues from sale of prescription pharmaceutical products.

Concentrations of Products and Sales

Six of the Company’s products accounted for 100% of the Company’s total product revenue, net for three months ended March 31, 2018.

Concentration with Vendor

The Company’s top five vendors accounted for approximately 51% and 57% of the Company’s accounts payable at March 31, 2018 and 2017, respectively.

Returns and Allowances

Consistent with industry practice, the Company maintains a return policy that allows customers to return product within a specified period both prior to and, in certain cases, subsequent to the product's expiration date. The Company’s return policy generally allows customers to receive credit for expired products within six months prior to expiration and within one year after expiration. The provision for returns and allowances consists of estimates for future product returns, pricing adjustments and delivery errors. The primary factors considered in estimating potential product returns include:

•	the shelf life or expiration date of each product;

•	historical levels of expired product returns;

•	external data with respect to inventory levels in the wholesale distribution channel;

•	external data with respect to prescription demand for the Company’s products; and

•	the estimated returns liability to be processed by year of sale based on analysis of lot information related to actual historical returns.

The Company’s estimate for returns and allowances may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel. If the Company becomes aware of an increase in the level of inventory of its products in the distribution channel, the Company considers the reasons for the increase to determine whether the Company believes the increase is temporary or other-than-temporary. Increases in inventory levels assessed as temporary will not result in an adjustment to the provision for returns and allowances. Conversely, other-than-temporary increases in inventory levels may be an indication that future product returns could be higher than originally anticipated and, accordingly, the Company may need to adjust the provision for returns and allowances. Some of the factors that may be an indication that an increase in inventory levels will be other-than-temporary include:

•	declining sales trends based on prescription demand;

•	regulatory approvals that could shorten the shelf life of our products, which could result in a period of higher returns related to older product still in the distribution channel;

•	introduction of new product or generic competition; and

•	increasing price competition from generic competitors.

Distribution Fees and Rebates

Consistent with pharmaceutical industry practices, the Company establishes contracts with wholesalers that provide for Distribution Service Fees (“DSA fees”). Settlement of DSA fees may generally occur on a monthly or quarterly basis based on net sales for the period. DSA fee accruals are based on contractual fees to be paid to the wholesaler distributors applied to purchases of our products.

The Company is also subject to rebates on sales made under governmental pricing programs. For example, Medicaid rebates are amounts owed based upon contractual agreements or legal requirements with public sector (Medicaid) benefit providers after the final dispensing of the product by a pharmacy to a benefit plan participant. Medicaid reserves are based on expected payments, which are driven by patient us age, contract performance and field inventory that will be subject to a Medicaid rebate. Medicaid rebates are typically billed up to 180 days after the product is shipped, but can be as much as 270 days after the quarter in which the product is dispensed to the Medicaid participant. In addition to the estimates mentioned above, the Company’s calculation also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. Periodically, the Company adjusts the Medicaid rebate provision based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of this provision for several periods. Because Medicaid pricing programs involve particularly difficult interpretations of complex statutes and regulatory guidance, our estimates could differ from actual experience.

In determining estimates for these rebates, the Company considers the terms of the contracts, relevant statutes, historical relationships of rebates to revenues, past payment experience, estimated inventory levels and estimated future trends.

Chargebacks and Sales Discounts

Chargeback accruals are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs. Sales discounts accruals are based on payment terms extended to customers.

Sales Force Revenue

Pursuant to a Marketing Agreement with Pharmaceutical Associates, Inc. (“PAI”), the Company receives a monthly marketing fee to promote, market and sell certain products on behalf of PAI. The Company also receives a matching fee payment for each month of the term of the Marketing Agreement if certain provisions calculated in accordance with the terms and inputs set forth in the Marketing Agreement are met. Marketing fees and any matching payments are recognized as sale force revenue when all the performance obligations have been satisfied, as earned on a monthly basis.

Accounting Policy Elections

The Company elected the following practical expedients in applying Topic 606 to its identified revenue streams:

•
Portfolio approach - contracts within each revenue stream have similar characteristics and the Company believes this approach would not differ materially than if applying Topic 606 to each individual contract.

•	Modified retrospective approach - the Company applied Topic 606 only to contracts with customers which were not completed at the date of initial application, January 1, 2018.

•
Significant financing component - the Company does not adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

•
Shipping and handling activities - the Company considers any shipping and handling costs that are incurred after the customer has obtained control of the product as a cost to fulfill a promise and will account for them as an expense.

•
Contract costs - the Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

The Company does not incur costs to obtain a contract or costs to fulfill a contract that would result in the capitalization of contract costs. Specifically, internal sales commissions are costs to fulfill a contract and are expensed in the same period that revenue is recognized, which is typically within the same quarterly reporting period. Contract costs are expensed or amortized in “Operating expenses” on the accompanying Condensed Consolidated Statements of Operations.

The Company has not made significant changes to the judgments made in applying ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") for the three months ended March 31, 2018.

Cost of Product Sales

Cost of product sales is comprised of (i) costs to acquire products sold to customers, (ii) royalty, license payments and other agreements granting the Company rights to sell related products, (iii) distribution costs incurred in the sale of products, and (iv) the value of any write-offs of obsolete or damaged inventory that cannot be sold. The Company acquired the rights to sell certain of its commercial products through license and assignment agreements with the original developers or other parties with interests in these products. These agreements obligate the Company to make payments under varying payment structures based on its net revenue from related products.

Shipping, Handling, and Freight

The Company includes the cost of shipping, handling, and freight associated with product sales as part of cost of goods sold.

Research and Development

Research and development costs are expensed as incurred. These costs include, but are not limited to, employee‑related expenses, including salaries, benefits and stock‑based compensation of research and development personnel; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical trials and preclinical studies; the cost of acquiring, developing and manufacturing clinical trial materials; other supplies; facilities, depreciation and other expenses, such as direct and allocated expenses for rent, utilities and insurance; and costs associated with preclinical activities, regulatory operations, pharmacovigilance, quality and travel.

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

Amortization Expense

Amortization expense includes the amortization of the Company's acquired intangible assets.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. Comprehensive loss was equal to net loss for all periods presented.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Deferred tax assets primarily include net operating loss and tax credit carryforwards, accrued expenses not currently deductible and the cumulative temporary differences related to certain research and patent costs. Certain tax attributes, including net operating losses and research and development credit carryforwards, may be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code (the "Code"). See Note 11. Income Taxes for further information. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2018, the Company did not believe any material uncertain tax positions were present.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” ("TCJA"), that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. See Note 11 below for further discussion related to the tax impact to the Company.

Stock‑Based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock‑based awards made to employees and non‑employees, including employee stock options, in the statements of operations.

For stock options issued to employees and members of the board of directors for their services, the Company estimates the grant date fair value of each option using the Black‑Scholes option pricing model. The use of the Black‑Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk‑free interest rates and expected dividend yields of the common stock. For awards subject to service‑based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock‑based compensation expense equal to the grant date fair value of stock options on a straight‑line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised.

For stock option grants with market-based conditions, compensation expense is recognized ratably over the attribution period. The Company estimates the fair value of the market-based stock option grants using a Monte-Carlo simulation. The Company generally estimates fair value using assumptions, including the risk-free interest rate, the expected volatility of a peer group of similar companies, the expected term of the awards and the expected dividend yield. The expected term for market-based stock option awards is based on the expected term calculated using a Monte-Carlo simulation. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

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

Clinical Trial Expense Accruals

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third‑party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed might vary and might result in it reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2018 and 2017, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision‑making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is currently represented by the Company's management team and consists of the Company's Chief Executive Officer, Chief Commercial Officer and Chief Financial Officer. The Company and the management team view the Company’s operations and manage its business as one operating segment. All long‑lived assets of the Company reside in the United States. The Company and the management team view the Company’s operations and manage its business as one operating segment.

Recently Adopted Accounting Pronouncements

Adoption of ASC 606

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Topic 606, along with amendments issued in 2015, 2016 and 2017, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. ASU 2014-09 provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. On January 1, 2018, the Company adopted the new revenue recognition standard for all contracts not completed as of the adoption date using the modified retrospective method. The implementation of the new revenue recognition standard did not have a material quantitative impact on the Company’s condensed consolidated financial statements as the timing of revenue recognition for product sales did not significantly change. In addition, the Company did not have a material cumulative effect adjustment to Accumulated deficit upon adoption of the new revenue recognition standard on January 1, 2018. The information presented for the periods prior to January 1, 2018 has not been restated and is reported under Topic 605.

The Company recognizes revenue when its performance obligations with its customers have been satisfied. At contract inception, the Company determines if a contract is within the scope of Topic 606 and then evaluates the contract using the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

Other Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). The standard provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. ASU 2017-01 is effective for fiscal periods beginning after December 15, 2017 (including interim periods within those periods) with early adoption permitted. The Company adopted this standard on January 1, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting (“ASU 2017-09”) to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods and interim periods within those annual periods, beginning on or after December 15, 2017. The adoption of this standard on January 1, 2018 did not have a significant impact on the Company’s financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash ("ASU 2016-18"). The guidance is intended to address the diversity that currently exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The new standard requires that entities show the changes in the total of cash and cash equivalents, restricted cash and restricted cash equivalents on the statement of cash flows and no longer present transfers between cash and cash equivalents, restricted cash and restricted cash equivalents on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2018. Upon adoption of ASU 2016-18 the Company applied the retrospective transaction method for each period presented and included $133,312 and $145,314 of restricted cash in the beginning period and end of period cash, cash equivalents and restricted cash balance. The March 31, 2017 statement of cash flows has been updated to include $83,037 of restricted cash balances.
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory” ("ASU 2016-16"), which requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The adoption of this standard on January 1, 2018 did not have a significant impact on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which reduces existing diversity in the classification of certain cash receipts and cash payments on the statements of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The adoption of this standard on January 1, 2018 did not have a significant impact on the Company’s financial statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). This guidance revises existing practice related to accounting for leases under ASC No. 840, Leases (“ASC 840”) for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for nearly all leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating leases or capital leases. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while capital leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company does not currently believe the adoption of ASU 2016-02 will have a significant impact on the Company's financial statements, but is still in the process of finalizing its evaluation.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” ("ASU 2017-04"). ASU-2017 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements.

3. Net Loss Per Share of Common Stock, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2018 and 2017, which includes both classes of participating securities:

	Three Months Ended
	March 31,
Net loss per share, basic and diluted calculation	2018	2017
Basic and diluted loss per share:
Net loss	$(3,882,847)	$(1,960,638)

Weighted average shares, basic and diluted
Common stock	31,316,246	10,216,014
Participating warrants	—	—
	31,316,246	10,216,014
Basic and diluted loss per share:
Common stock	$(0.12)	$(0.19)

The following outstanding securities at March 31, 2018 and 2017 have been excluded from the computation of diluted weighted shares outstanding, as they could have been anti-dilutive:

	Three Months Ended
	March 31,
	2018	2017
Stock options	3,909,384	2,067,095
Warrants on common stock	18,986,659	7,400,934
Underwriters' unit purchase option	40,000	40,000

4. Acquisitions

Avadel Pediatric Products Acquisition
On February 16, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Avadel US Holdings, Inc., Avadel Pharmaceuticals (USA), Inc., Avadel Pediatrics, Inc., Avadel Therapeutics, LLC and Avadel Pharmaceuticals PLC (collectively, the “Sellers”) to purchase and acquire all rights to the Sellers’ pediatric products. Total consideration transferred to the Sellers consisted of a cash payment of $1 and contingent consideration with a fair value of $240,744 at the acquisition date related to future royalty obligations for the use of the Sellers' LiquiTime process technology. In addition, the Company assumed existing seller debt due in January 2021 with a fair value of $(15.3) million and contingent consideration, referred to as Deferred payments, relating to royalty obligation through February 2026 with a fair value at acquisition date of approximately $7.9 million. As a result of the Avadel Acquisition, the Company recorded goodwill of $4.4 million, which is deductible over 15 years for income tax purposes.
The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill. The goodwill recognized is attributable primarily to strategic opportunities related to an expanded commercial footprint and diversified pediatric product portfolio that is expected to provide revenue and cost synergies. Transaction costs of $0.1 million were included as general and administrative expense in the condensed consolidated statements of operations for the three months ended March 31, 2018.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

At
February 16,
2018 (preliminary)

Inventory	$2,549,000
Intangible assets	16,453,000
Fair value of debt assumed	(15,272,303)
Fair value of contingent consideration and deferred payments	(7,875,165)
Total net liabilities assumed	(4,145,468)
Consideration exchanged	240,745
Goodwill	$4,386,213

Based on valuation estimates utilizing the income approach, a step-up in the value of inventory of $1,597,000 was recorded in the opening balance sheet, of which approximately $16,196 was charged to cost of goods sold during the post-acquisition period, February 16, 2018 through March 31, 2018.
The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the February 16, 2018 acquisition date.
The fair values of intangible assets, including marketing rights, licenses, developed technology and IPR&D, were determined using variations of the income approach. Varying discount rates were also applied to the projected net cash flows. We believe the assumptions are representative of those a market participant would use in estimating fair value. The preliminary fair value of intangible assets includes the following:

	At
	February 16,	Useful
	2018 (preliminary)	Life

Acquired Product Marketing Rights - Karbinal	$6,221,000	16 years
Acquired Product Marketing Rights - AcipHex	2,520,000	10 years
Acquired Product Marketing Rights - Cefaclor	6,291,000	7 years
Acquired Developed Technology - Flexichamber	1,131,000	10 years
Acquired IPR&D - LiquiTime formulations	290,000	Indefinite
Total	$16,453,000

TRx Acquisition
On November 17, 2017, the Company entered into, and consummated the transactions contemplated by, an Equity Interest Purchase Agreement (the “TRx Purchase Agreement”) by and among the Company, TRx, Fremantle Corporation and LRS International LLC, the selling members of TRx (collectively, the “TRx Sellers”) which provided for the purchase of all of the equity and ownership interests of TRx by the Company (the "TRx Acquisition"). The consideration for the TRx acquisition consists of $18.9 million in cash, as adjusted for Estimated Working Capital, Estimated Cash on Hand, Estimated Indebtedness and Estimated Transaction Expenses, as well as 7,534,884 shares of the Company’s common stock having an aggregate value on the closing date of $8.5 million (the "Equity Consideration") and certain contingent payments, if any become payable. Upon closing, the Company issued 5,184,920 shares of its common stock to the TRx Sellers.  Pursuant to the TRx Purchase Agreement, the issuance of the remaining 2,349,968 shares is subject to Cerecor stockholder approval and entirely contingent upon gaining such stockholder approval. These shares have been recorded within stockholder's equity on the condensed consolidating balance sheet date. As a result of the TRx Acquisition, the Company recorded goodwill of $14.3 million, of which $9.2 million was deductible for income taxes.

The November 17, 2017 acquisition-date fair value of the consideration transferred is as follows:

Cash	$18,900,000
Common stock (including contingently issuable shares)	8,514,419
Contingent payments	2,576,633
Total consideration transferred	$29,991,052
The TRx Acquisition was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill. The goodwill recognized is attributable primarily to strategic opportunities related to leveraging TRx’s research and development, intellectual property, and processes.
The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date. There were no measurement adjustments recorded through March 31, 2018. The purchase price of $30.0 million was allocated as follows:

Amounts Recognized
as of Acquisition Date
(as previously reported)
Fair value of assets acquired:
Cash and cash equivalents	$11,068
Accounts receivable, net	2,872,545
Inventory	495,777
Prepaid expenses and other current assets	134,281
Identifiable Intangible Assets:
Acquired product marketing rights - Metafolin	10,465,000
PAI sales and marketing agreement	2,334,000
Acquired product marketing rights - Millipred	4,714,000
Acquired product marketing rights - Ulesfia	555,000
Total assets acquired	$21,581,671

Fair value of liabilities assumed:
Accounts payable	$192,706
Accrued expenses and other current liabilities	4,850,422
Deferred tax liability	839,773
Total liabilities assumed	5,882,901
Total identifiable net assets	15,698,770
Fair value of consideration transferred	29,991,052
Goodwill	$14,292,282

Based on valuation estimates utilizing the income approach, a step-up in the value of inventory of $0.2 million was recorded in the opening balance sheet, of which approximately $29,254 was charged to cost of goods sold during the three months ended March 31, 2018.
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

The Company has received written notice to terminate the PAI Sales and Marketing Agreement. As such, once the 30 day notice period has ended, the contract will be terminated. The termination will likely result in an impairment write-off of the remaining asset value in the second quarter of 2018. There was $2.3 million of fair value assigned to the agreement at the acquisition date as part of our purchase price allocation.

Pro Forma Impact of Business Combinations

The following supplemental unaudited pro forma information presents Cerecor’s financial results as if the acquisitions of the Avadel pediatric products business, which was completed on February 16, 2018, and of TRx, which was completed on November 17, 2017, had each occurred on January 1, 2017:

	Three Months Ended March 31,
	2018	2017
	Pro forma	Pro forma

Total revenues, net	$6,187,775	$5,052,790
Net loss	$(4,928,446)	$(3,732,319)
Diluted net loss per share	$(0.16)	$(0.36)

The above unaudited pro forma information was determined based on the historical GAAP results of Cerecor, TRx, and Avadel. The unaudited pro forma condensed consolidated results are provided for informational purposes only and are not necessarily indicative of what Cerecor’s condensed consolidated results of operations would have been had the acquisition been completed on the dates indicated or what the condensed consolidated results of operations will be in the future.

5. Fair Value Measurements

ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value standard also establishes a three‑level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

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

As of March 31, 2018 and December 31, 2017, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other current liabilities, the term loan warrant liability, contingent consideration and the underwriters’ unit purchase option liability. The carrying amounts reported in the accompanying condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts payable, accrued expenses, long-term debt - current portion and other current liabilities approximate their respective fair values because of the short-term nature of these accounts. The estimated fair value of the Company’s long-term debt of $14.6 million as of March 31, 2018 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2018
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$258,966	$—	$—
Liabilities
Contingent consideration	$—	$—	$10,651,081
Royalties payable	$—	$—	$304,020
Warrant liability	$—	$—	$15,590
Unit purchase option liability	$—	$—	$42,837

	December 31, 2017
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$471,183	$—	$—
Liabilities
Contingent consideration	$—	$—	$2,576,633
Warrant liability	$—	$—	$8,185
Unit purchase option liability	$—	$—	$26,991
*Investments in money market funds are reflected in cash and cash equivalents on the accompanying Balance Sheets.

Level 3 Valuation

The Company’s TRx and Avadel Pediatric Products acquisitions (see Note 4) involve the potential for future payment of consideration that is contingent upon the achievement of operational and commercial milestones. The fair value of contingent consideration is determined using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is remeasured at current fair value with changes recorded in the Company’s condensed consolidated statements of operations. Changes in any of the inputs may result in a significantly different fair value adjustment.

The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of March 31, 2018, include (i) volatility of 55%, (ii) risk free interest rate of 2.39%, (iii) strike price ($8.40), (iv) fair value of common stock ($4.29), and (v) expected life of 2.55 years.

The underwriters’ unit purchase option (the “UPO”) was issued to the underwriters of the Company's initial public offering ("IPO") in 2015 and provides the underwriters the option to purchase up to a total of 40,000 units. The units underlying the UPO will be, immediately upon exercise, separated into shares of common stock, underwriters’ Class A warrants and underwriters’ Class B warrants (such warrants together referred to as the Underwriters’ Warrants). The Underwriters’ Warrants are warrants to purchase shares of common stock (see Note 9 for additional information on the UPO). The Company classifies the UPO as a liability as it is a freestanding marked-to-market derivative instrument that is precluded from being classified in stockholders’ equity. The UPO liability is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the UPO is exercised, expires or other facts and circumstances lead the UPO to be reclassified to stockholders’ equity. The fair value of the UPO liability is estimated using a Black-Scholes option-pricing model within a Monte Carlo simulation model framework. The significant assumptions used in preparing the simulation model for valuing the UPO as of March 31, 2018, include (i) volatility range of 35% to 50%, (ii) risk free interest rate range of 1.63% to 2.34%, (iii) unit strike price ($7.48), (iv) underwriters’ Class A warrant strike price ($5.23), (v) underwriters’ Class B warrant strike price ($4.49), (vi) fair value of underlying equity ($4.29), and (vii) optimal exercise point of immediately prior to the expiration of the underwriters’ Class B warrants, which occurred on April 20, 2017.

The tables presented below are a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability, UPO liability and contingent consideration for the three months ended March 31, 2018 and 2017:

	Warrant liability	Unit purchase option liability	Contingent Consideration	Royalty Obligation	Total
Balance at December 31, 2017	$8,185	$26,991	$2,576,633	$—	$2,611,809
Issuance of contingent consideration and royalty	—	—	7,875,165	240,744	8,115,909
Change in fair value	7,405	15,846	199,283	63,486	286,020
Balance at March 31, 2018	$15,590	$42,837	$10,651,081	$304,230	$11,013,738

	Warrant	Unit purchase
	liability	option liability	Total
Balance at December 31, 2016	$5,501	$51	$5,552
Change in fair value	(2,795)	6,556	3,761
Balance at March 31, 2017	$2,706	$6,607	$9,313

No other changes in valuation techniques or inputs occurred during three months ended March 31, 2018 and 2017. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2018 and 2017.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2018	December 31, 2017
Sales returns and allowances	$4,374,892	$3,829,030
Compensation and benefits	1,096,107	1,401,514
General and administrative	1,042,952	1,001,454
Royalties payable	755,641	743,010
Research and development expenses	236,279	299,480
Other	233,398	256,634
Total accrued expenses and other current liabilities	$7,739,269	$7,531,122

7. Agreements

Significant changes to our outstanding Agreements since December 31, 2017 are as follows:

Development Agreements

IPR-D LiquiTime

On February 16, 2018, in connection with the acquisition of Avadel’s pediatric products, the Company entered into a Licensing and Development Agreement with Flamel Ireland Limited (“Avadel Ireland”), a subsidiary of Avadel, under which Avadel Ireland will develop and provide the Company with four stable product formulations utilizing its proprietary LiquiTime® and Micropump® technology. Upon transfer of the product formulations, the Company will assume all remaining development and regulatory costs. Once approved and marketed, the Company will pay Avadel Ireland a royalty equal to 6.0% of net sales of such products

Commercial, Supply, and Distribution Agreements

Acquired Product Marketing Rights - Karbinal

On February 16, 2018, in connection with the acquisition of Avadel's pediatric products, the Company entered into a supply and distribution agreement with TRIS Pharma (the "Karbinal Agreement"), under which the Company is granted the exclusive right to distribute and sell the product in the United States. The initial term of the Karbinal Agreement is 20 years. The Company will pay TRIS a royalty equal to 23.5% of net sales. Avadel has agreed to pay the Company a make-whole payment equal to 8.5% of fiscal year 2018 and 2019 net sales of Karbinal. The make-whole payment is capped at $750,000 each year. The Karbinal Agreement also contains minimum unit sales commitments. The Karbinal Agreement also has multiple commercial milestone obligations that aggregate up to $3.0 million based on cumulative net sales, the first of which is triggered at $40.0 million.

Acquired Product Marketing Rights - AcipHex

On February 16, 2018, in connection with the acquisition of Avadel's pediatric products, the Company assumed the License and Assignment Agreement for AcipHex (“AcipHex Agreement”) between Eisai, Inc. and FSC Therapeutics, LLC dated June 2014 and the Supply Agreement between Eisai, Inc. and FSC Laboratories, Inc. dated June 2014. Per the AcipHex Agreement, the Company is granted the exclusive license to exploit the products in the territory (U.S.) and an exclusive license to use Eisai trademarks to sell the products. Eisai will manufacture and supply the requirements for supply of the products. The term of the AcipHex Agreement is perpetual unless terminated per the agreement. Eisai will receive (a) a royalty with respect to the sales of AcipHex equal to 15.0% of Net Sales. The royalties are payable until the first commercial sale of an unauthorized generic product in the territory or the date that is five years from the effective date of the agreement. A maximum $8.0 million of sales-based milestone payments is possible should AcipHex accumulated net sales exceed $50.0 million.

Acquired Product Marketing Rights- Cefaclor

On February 16, 2018, in connection with the acquisition of Avadel's pediatric products, the Company assumed the License, Supply and Distribution Agreement for Cefaclor between Yung Shin Pharm. Ind, Co., Ltd. and FSC Therapeutics, LLC dated March 2015 (“Cefaclor Agreement”). The initial term of the Cefaclor Agreement runs through December 31, 2024 and will automatically renew for additional, successive twelve-month periods unless terminated by either party. Yung Shin will receive a royalty equal to 15.0% of Net Sales of Cefaclor. A maximum $6.5 million of sales-based milestone payments is possible should Cefaclor accumulated net sales exceed $40.0 million.

8. Deerfield Obligation

In relation to the Company's acquisition of the Avadel pediatric products on February 16, 2018, the Company assumed an obligation that Avadel had to Deerfield CSF, (the "Deerfield Obligation"). The payment obligation assumed consists of the two components described below.

Deerfield Debt Obligation

	March 31,	December 31,
	2018	2017

Deerfield Obligation	$15,377,754	$—
Less: debt discount	—	—
Deerfield Obligation, net of debt discount	15,377,754	—
Less: current portion	787,500	—
Long term debt, net of current portion and debt discount	$14,590,254	$—

Beginning in July 2018 through October 2020, the Company will pay a quarterly payment of $262,500 to Deerfield. In January 2021, a balloon payment of $15,250,000 is due. On the acquisition date, the Company determined the fair value of these payments to be $15,272,303 using its estimated cost of debt. Management performed a credit risk analysis that determined the Company's credit rating to be B to BB plus the yield on a ten-year treasury security. The difference between the gross value and fair value of these payments will be recorded as interest expense in the Company's condensed consolidated statements of operations through January 2021 using the effective interest method. Interest expense for the three months ended March 31, 2018 was $105,451. The amounts due within the next year are included in Current portion of long-term debt on the Company's condensed consolidated balance sheets. The amounts due in greater than one year are included in Long-term debt on the Company's condensed consolidated balance sheets.

Deerfield Contingent Consideration

The Deerfield Contingent Consideration represents potential future royalty payments that are contingent upon the achievement of net sales volumes. Management estimated the amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows and determined the fair value of the Deerfield Contingent Consideration on the acquisition date was $7,875,165. Subsequent to the acquisition date, at each reporting period, the Deerfield Contingent Consideration liability will be remeasured at its current fair value with changes recorded in the Company’s condensed consolidated statements of operations. At March 31, 2018, the fair value of the Deerfield Contingent Consideration was $7,920,356 which resulted in a charge of $45,191 to change in fair value on the statement of operations.

9. Capital Structure

According to the Company's amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock, common stock and preferred stock. As of March 31, 2018, the total number of shares of capital stock the Company was authorized to issue was 205,000,000 of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share. On April 27, 2017, the Company further amended its certificate of incorporation in connection with the closing of the Armistice Private Placement (as defined below) with the filing of a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (“Series A Preferred Stock”) of Cerecor Inc. (the “Certificate of Designation”). The Certificate of Designation authorized the issuance of 4,179 shares of Series A Preferred Stock to Armistice with a stated value of $1,000 per share, convertible into 11,940,000 shares of the Company’s common stock at a conversion price of $0.35 per share and was approved by its shareholders on June 30, 2017. On July 6, 2017, Armistice converted all of its outstanding shares of Series A Preferred Stock into common stock. Subsequent to the conversion of Armistice’s Series A Preferred Stock into common stock, Armistice has a majority voting control over the Company.

Common Stock

The Aspire Capital Transaction

On September 8, 2016, the Company entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC ("Aspire Capital"), pursuant to which Aspire Capital committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Under the Aspire Purchase Agreement, on any trading day selected by the Company on which the closing price of the Company’s common stock exceeds $0.50, the Company may, in its sole discretion, present a purchase notice directing Aspire Capital to purchase up to 50,000 shares of common stock per day, up to $15.0 million of the Company’s common stock in the aggregate at a per share price calculated by references to the prevailing market price of the Company’s common stock. Upon execution of the Aspire Purchase Agreement, the Company issued and sold to Aspire Capital 250,000 shares of common stock at a price per share of $4.00, for gross proceeds of $1.0 million, and concurrently entered into a registration rights agreement with Aspire Capital registering the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. Additionally, as consideration for Aspire Capital entering into the Aspire Purchase Agreement, the Company issued 175,000 shares of common stock as a commitment fee. The net proceeds of the Aspire Capital transaction, after offering expenses, to the Company were approximately $1.9 million for the year ended December 31, 2016. During the twelve months ended December 31, 2017, the Company sold an additional 965,165 shares of common stock to Aspire Capital under the terms of the Aspire Purchase Agreement for gross proceeds of approximately $789,000. The Board of Directors approved a board resolution to terminate this agreement on January 20, 2018.

The Maxim Group Equity Distribution Agreement

On January 27, 2017, the Company entered into an Equity Distribution Agreement with Maxim Group LLC ("Maxim"), as sales agent, pursuant to which the Company could offer and sell, from time to time, through Maxim, up to $12,075,338 in shares of its common stock. This agreement expired on January 16, 2018, and as of this date, the Company had sold 1,336,433 shares of its common stock through Maxim under the Equity Distribution Agreement for total gross proceeds of $905,000, including $33,000 of issuance costs.

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

Contingently Issuable Shares

Under the terms of TRx acquisition noted above in Note 4, the Company is required to issues common stock having an aggregate value as calculated in the TRx Purchase Agreement on the Closing Date of $8.1 million (the “Equity Consideration”).  Upon closing, the Company issued 5,184,920 shares of its common stock.  Pursuant to the TRx Purchase Agreement, the issuance of the remaining 2,349,968 shares as a part of the Equity Consideration is subject to stockholder approval and entirely contingent upon gaining such stockholder approval at the Company's 2018 Annual Stockholder's Meeting.

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

Common Stock Warrants

At March 31, 2018, the following common stock warrants were outstanding:

Number of shares	Exercise price	Expiration
underlying warrants	per share	date
80,966	$28.00	August 2018
4,551,700	$4.55	October 2018
40,000*	$5.23	October 2018
3,571	$28.00	December 2018
22,328*	$8.40	October 2020
2,380*	$8.68	May 2022
14,285,714	$0.40	June 2022
18,986,659
*Accounted for as a liability instrument (see Note 5)

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

Upon the 2016 Plan Effective Date, the 2016 Plan reserved and authorized up to 600,000 additional shares of common stock for issuance, as well as 464,476 unallocated shares remaining available for grant of new awards under the 2015 Plan. During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, beginning in 2017, by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. As of March 31, 2018, there were no shares available for future issuance under the 2016 Plan.

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

For stock options issued to non‑employees, the Company measures the options at their fair value on the date at which the related service is complete. Expense is recognized over the period during which services are rendered by such non-employees until completed. At the end of each financial reporting period prior to the completion of the service, the fair value of the awards is remeasured using the then current fair market value of the Company's common stock and updated assumptions in the Black-Scholes option pricing model. Stock-based compensation expense includes stock options and ESPP shares. The amount of stock based compensation expense recognized for the three months ended March 31, 2018 and 2017 as follows:

	Three Months Ended March 31,
	2018	2017
Research and development	$11,497	$48,852
General and administrative	207,382	283,367
Sales and marketing	23,945	—
Total stock-based compensation	$242,824	$332,219

Stock options with service-based vesting conditions

The Company has granted awards that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. A summary of option activity for the three months ended March 31, 2018 is as follows:

	Options Outstanding
	Number of shares	Weighted average exercise price	Grant date fair value of options	Weighted average remaining contractual term (in years)
Balance at December 31, 2017	2,823,489	$3.93		7.29
Granted	1,030,070	$3.77	$2,335,255
Exercised	(143,148)	$2.53
Forfeited	(301,027)	$2.21
Balance at March 31, 2018	3,409,384	$4.09		9.48
Exercisable at March 31, 2018	1,671,978	$5.03		6.68

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. As of March 31, 2018, the aggregate intrinsic value of options outstanding, vested and expected to vest was $3.7 million. The total grant date fair value of shares which vested during the three months ended March 31, 2018 was $355,527. The per‑share weighted‑average grant date fair value of the options granted during three months ended March 31, 2018 was estimated at $2.27. There were 122,932 options that vested during the three months ended March 31, 2018 with a weighted average grant date fair value of $2.89. There were 143,148 options exercised during three months ended March 31, 2018.

Stock options with market-based vesting conditions

The Company has granted awards that contain market-based vesting conditions. Activity for the market-based options was as follows for the three months ended March 31, 2018:

Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1)
Balance at December 31, 2017	—
Granted	500,000	$4.24
Exercised	—
Forfeited	—
Balance at March 31, 2018	500,000	$4.24	9.99	0
Exercisable at March 31, 2018	—

(1) The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal period. Options with a market value less than its exercise value are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the first three months of fiscal year 2018 was $2.52 per share or $1,260,000. At March 31, 2018, there was $1,255,068 of total unrecognized compensation cost related to nonvested market-based vesting conditions awards. This compensation cost is expected to be recognized over the next 2.8 years.

Stock-based compensation assumptions

The following table shows the assumptions used to compute stock-based compensation expense for stock options granted to employees and members of the board of directors under the Black-Scholes valuation model, and the assumptions used to compute stock-based compensation expense market-based stock option grants under a Monte Carlo simulation, for the three months ended March 31, 2018:

Service-based options
Expected dividend yield	—%
Expected volatility	55 - 65%
Expected life (in years)	5.0 - 6.25
Risk-free interest rate	2.53 - 2.69%

Market-based options
Expected dividend yield	—%
Expected volatility	60%
Expected life (in years)	10
Risk-free interest rate	2.84%

Restricted Stock Award

The Company granted restricted stock awards ("RSA") to its CEO as an incentive for joining the Company. The Company measures the fair value of the restricted awards using the stock price on the date of the grant. The restricted shares vest annually over a four year period beginning on the first anniversary of the award. The stock compensation expense on this award during the three months ended March 31, 2018 was $3,047. At March 31, 2018, there was $1,976,368 of total unrecognized compensation cost related to the RSA grants. This compensation cost is expected to be recognized over the next 4 years.
The following table summarizes the Company's RSA grants for the three months ended March 31, 2018:

	Non-vested RSAs Outstanding
	Number of shares	Weighted average grant date fair value
Non-vested RSAs at December 31, 2017	—	$—
Granted	400,000	$4.24
Vested	—	$—
Forfeited	—	$—
Non-vested RSAs at March 31, 2018	400,000

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

Upon the ESPP Effective Date, the Company reserved and authorized up to 500,000 shares of common stock for issuance under the ESPP. On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP shall automatically increase by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, and (ii) 500,000 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. The number of shares increased by 94,341 and 312,669 on January 1, 2017 and January 1, 2018, respectively. As of March 31, 2018, 826,390 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $3,046 for the three months ended March 31, 2018, which is included in the table above with stock-based compensation from stock options.

11. Income Taxes

The provision for income taxes was $23,313 for the three months ended March 31, 2018 and represents an increase in deferred tax liabilities related to indefinite lived intangibles as well as an insignificant amount of state income tax estimated to be due from product sales generated from our TRx acquisition in 2017.
The TCJA was passed late in the fourth quarter of 2017, ongoing guidance and accounting interpretation are expected over the next year, and significant data and analysis is required to finalize amounts recorded pursuant to the TCJA. In accordance with Accounting Bulletin No. 118, Income Tax Accounting Implications for the Tax Act (“SAB 118"), the Company considers the accounting for the deferred tax re-measurements and other items to be incomplete due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. SAB 118 allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, ongoing guidance and accounting interpretation are expected over the next year, and significant data and analysis is required to finalize amounts recorded pursuant to the Tax Act, the Company considers the accounting for the deferred tax re-measurements and other items to be incomplete due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118. The Company did not change any provisional estimates recognized in 2017 in the current quarter. Any adjustments to these amounts will be recorded to current tax expense in 2018 when the analysis is complete.

12. Commitments and Contingencies

Office Lease

In 2013, the Company entered into a lease for new corporate office space location in Baltimore, Maryland. The lease provided for three months of rent abatement and includes escalating rent payments. Rent expense is recognized on a straight‑line basis over the term of the lease. Rent expense under the lease amounted to approximately $44,000 for the three months ended March 31, 2018 and 2017. The lease expires on December 31, 2018. The Company's management is currently evaluating other office space for occupancy beyond 2018.

13. Subsequent Events

TRx entered into a Marketing Agreement with PAI, effective April 1, 2017. Under the agreement, TRx promoted, marketed and sold PSP 10 and PSP 20 on behalf of PAI. PAI was obligated to pay a monthly fee of $62,500. PAI and TRx also agreed to share the net revenues from sales of the products, after reimbursing certain expenditures, in a manner designed to achieve a 50/50 split of net revenues above the “break even” point, calculated in accordance with the terms and inputs set forth in the agreement. The revenue sharing continued for a period of six months after termination of the agreement. The agreement had an initial six-month term.  On October 1, 2017 the agreement expired by its term.  During the first quarter of 2018 the agreement was extended through an addendum with certain modifications to the original agreement related to the revenue sharing and termination clauses.  Either party can terminate the agreement under the addendum without cause upon providing 30 days written notice.  The Company has received written notice to terminate the PAI Sales and Marketing Agreement. As such, once the 30 day notice period has ended, the contract will be terminated. The termination will likely result in an impairment write-off of the remaining asset value in the second quarter of 2018. There was $2.3 million of fair value assigned to the agreement at the acquisition date as part of our purchase price allocation. Operating expenses will not be materially impacted by the termination of the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or other similar words (including their use in the negative), or by discussions of future matters such as the development of product candidates or products, technology enhancements, possible changes in legislation, and other statements that are not historical. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II – Item 1A, “Risk Factors,” as well as in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on April 2, 2018, and in our other filings with the SEC. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2017 appearing in our Annual Report on Form 10-K filed with the SEC on April 2, 2018.

Overview

We are an integrated biopharmaceutical company dedicated to making a difference in the lives of patients. Our goal is to become a self-sustained, integrated pharmaceutical company focused on pediatric healthcare. We apply a disciplined decision making methodology as we evaluate the optimal allocation of our resources between investing in our current commercial product line, our development portfolio and acquisitions or in-licensing of new assets. We have a diverse portfolio of commercial products we sell and product candidates in development. We were incorporated in 2011 and commenced operations in the second quarter of 2011. On November 17, 2017, we acquired TRx Pharmaceuticals, LLC (“TRx”) and its wholly-owned subsidiaries (see Recent Developments below for a description of the transaction). On February 16, 2018, we acquired all rights in the Avadel U.S. Holdings, Inc's ("Avadel") marketed pediatric products (see Recent Developments below for a description of the transaction).

Prior to the TRx and Avadel pediatric products acquisitions, we were a biopharmaceutical company focused exclusively on the development of innovative drug candidates for neurologic and psychiatric disorders. Our operations, since inception, had been focused on organizing and staffing our company, acquiring rights to and developing certain product candidates, business planning and raising capital. Our pipeline is led by CERC-301, which is currently in a Phase I safety study for Neurogenic Orthostatic Hypotension ("nOH"). In March 2018, we gained clearance of its Investigational New Drug ("IND") application from the U.S. Food & Drug Administration to initiate clinical studies of CERC-301 in nOH. The Company is also developing three preclinical stage compounds, CERC-611, CERC-406 and CERC-425.

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

-31

•
CERC-611: Adjunctive Treatment of Partial-Onset Seizures in Epilepsy. CERC-611 is a potent and selective antagonist of transmembrane alpha-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid (AMPA) receptor regulatory protein (“TARP”)-ã8-dependent AMPA receptor in preclinical development. TARPs are a recently discovered family of proteins that have been found to associate with, and modulate the activity of, AMPA receptors. TARP y8-dependent AMPA receptors are localized primarily in the hippocampus, a region of the brain with importance in complex partial seizures and particularly relevant to seizure origination and/or propagation. We believe CERC-611 is the first drug candidate to selectively target and functionally block region-specific AMPA receptors after oral dosing, which we believe may improve the efficacy and side effect profile of CERC-611 over current anti-epileptics. Research also suggests that selectively targeting individual TARPs may enable selective modulation of specific brain circuits without globally affecting synaptic transmission. We intend to develop CERC-611 as an adjunctive therapy for the treatment of partial-onset seizures in patients with epilepsy.

•
CERC-406 and CERC-425: Residual Motoric and Cognitive Impairment. CERC-406 and CERC-425 are preclinical candidates from our proprietary platform of compounds that inhibit catechol-O-methyltransferase, or COMT, within the brain, which we refer to as our COMTi platform. We believe they may have the potential to be developed for the treatment of residual cognitive impairment symptoms such as Parkinson’s disease.

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

For the three months ended March 31, 2018, the Company generated a net loss of $3.9 million and negative cash flows from operations of $0.3 million. As a result of the TRx and Avadel acquisitions, we expect our commercial operations to generate positive cash flows from the profits of our product sales. We apply a disciplined decision-making methodology as we evaluate the optimal allocation of our resources between investing in our current commercial product line, our development portfolio and acquisitions or in-licensing of new assets.

We may seek future funding for our development programs and operations from further offerings of equity or debt securities, non-dilutive financing arrangements such as federal grants, collaboration agreements or out-licensing arrangements. However, we may be unable to raise additional funds or enter into such other agreements or transactions on favorable terms, or at all.

Since inception, our operations have included organizing and staffing our company, acquiring strategic companies and commercial products, raising capital and developing our product candidates. We have incurred losses in most periods since our inception. As of March 31, 2018, we had an accumulated deficit of $62.0 million. We expect to use the profits from our commercial products for the expansion of our portfolio of commercial products, development of our product candidates, and operating expenses.

We have financed our operations primarily through a public offering, private placements of our common stock and convertible preferred stock, the issuance of debt and the sale of our rights to CERC-501. Our ability to remain profitable depends on our ability to continue to generate product gross profit, control spending related to research and development, control administrative and compliance costs associated with being a public company and control costs associated with the integration of commercial operations and related infrastructure.

Recent Developments

Avadel Pediatric Products Acquisition

On February 16, 2018, we purchased and acquired all rights to Avadel Pharmaceuticals PLC’s (“Avadel”) marketed pediatric products (the “Avadel Products”) for the assumption of certain of Avadel's financial obligations to Deerfield CSF, LLC, which includes a loan with a face value of $15 million due in January 2021 and its related interest payments as well as a 15% annual royalty on net sales of the Avadel Products through February 2026 (the “Avadel Acquisition”). The Avadel Products consist of Karbinal™ ER, AcipHex® Sprinkle™, Cefaclor for Oral Suspension, and Flexichamber™.

Additionally, under the terms of the Avadel Acquisition, Avadel will develop and provide us with four stable product formulations of our choosing, utilizing its proprietary LiquiTime™ and Micropump® technology. Three of these development projects are already underway. We will reimburse Avadel for any approved costs associated with the development of the Avadel Products in excess of $1.0 million in aggregate. Upon transfer of the Avadel Products formulations, we will assume all remaining development and regulatory costs.

The Avadel Acquisition aligns with our strategy to become a leading U.S. pediatric pharmaceutical company. See Item 1, Note 4 to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information on the Avadel Pediatric Products Acquisition.

TRx Acquisition

On November 17, 2017, we acquired TRx, including its wholly-owned subsidiary Zylera Pharmaceuticals, LLC and its franchise of commercial medications led by Poly-Vi-Flor® (multivitamin and fluoride supplement tablet, chewable), Tri-Vi-Flor® (multivitamin and fluoride supplement suspension/drops), Millipred®, Veripred® and Ulesfia®. Zylera Pharma Corp, and Princeton, LLC. Under the terms of the transaction, we paid $18.9 million in cash and $8.5 million in Cerecor common stock. TRx shareholders will be eligible to receive up to an additional $7 million in contingent payments upon achievement of certain commercial and regulatory milestones.

The acquisition of TRx and its subsidiaries is a pivotal move in our strategic shift towards becoming an integrated pediatric pharmaceutical company. Operationally, we believe the transaction adds a highly-effective commercial unit that will drive a solid, profitable revenue stream to help us advance our pipeline of drug candidates for rare neurologic diseases.

Components of Operating Results

License, other and grant revenue

Prior to the acquisitions of TRx and Avadel, we derived revenue primarily from the sale of CERC-501 to Janssen Pharmaceuticals, Inc. ("Janssen") in August 2017 and research grants from the National Institutes of Health.
In April 2016, we received a research and development grant from the National Institute on Drug Abuse, or NIDA, at the National Institutes of Health to provide additional resources for the period from May 2016 through April 2017 for a Phase 2 clinical trial for CERC-501. Additionally, in July 2016, we received a research and development grant from the National Institute on Alcohol Abuse and Alcoholism, or NIAAA, at the National Institutes of Health to provide additional resources for the period of July 2016 through December 2017 to progress the development of CERC-501 for the treatment of alcohol use disorder. We recognize revenue under grants in earnings on a systemic basis in the period the related expenditures for which the grants are intended to compensate are incurred. Grant revenues are derived from government grants that support the Company’s efforts on specific research projects. We have determined that the government agencies providing grants to the Company are not our customers.
Product revenue, net
We generate substantially all of our revenue from sales of prescription pharmaceutical products to our customers and have identified a single product delivery performance obligation, which is the provision of prescription pharmaceutical products to our customers based upon Master Service Agreements in place with wholesaler distributors, purchase orders from retail pharmacies or other direct customers and a contractual arrangement with a specialty pharmacy. The performance obligation is satisfied at a point in time, when control of the product has been transferred to the customer, either at the time the product has been received by the customer or to a lesser extent when the product is shipped. We determine the transaction price based on fixed consideration in its contractual agreements and the transaction price is allocated entirely to the performance obligation to provide pharmaceutical products. In determining the transaction price, a significant financing component does not exist since the timing from when we deliver product to when the customers pay for the product is less than one year and the customers do not pay for product in advance of the transfer of the product.

Revenues from sales of products are recorded net of any variable consideration for estimated allowances for returns, chargebacks, distributor fees, prompt payment discounts, government rebates and other common gross-to-net revenue adjustments. The identified variable consideration is recorded as a reduction of revenue at the time revenues from product sales are recognized. We recognize revenue only to the extent that it is probable that a significant revenue reversal will not occur in a future period.

Provisions for returns and government rebates are included within current liabilities in the condensed consolidated balance sheet. Provisions for prompt payment discounts and distributor fees, are included as a reduction to accounts receivable. Calculating these items involves estimates and judgments based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates for these programs, and channel inventory data. These estimates may differ from actual consideration amount received and we will re-assess these estimates and judgments each reporting period to adjust accordingly.

Returns and Allowances

Consistent with industry practice, we maintain a return policy that allows customers to return product within a specified period both subsequent to and, in certain cases, prior to the product's expiration date. Our return policy generally allows customers to receive credit for expired products within six months prior to expiration and within one year after expiration. The provision for returns and allowances consists of estimates for future product returns, pricing adjustments and delivery errors. The primary factors considered in estimating potential product returns include:

•	the shelf life or expiration date of each product;

•	historical levels of expired product returns;

•	external data with respect to inventory levels in the wholesale distribution channel;

•	external data with respect to prescription demand for our products; and

•	the estimated returns liability to be processed by year of sale based on analysis of lot information related to actual historical returns.

The Company's estimate for returns and allowances may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel. If we become aware of an increase in the level of inventory of its products in the distribution channel, we consider the reasons for the increase to determine whether we believe the increase is temporary or other-than-temporary. Increases in inventory levels assessed as temporary will not result in an adjustment to the provision for returns and allowances. Conversely, other-than-temporary increases in inventory levels may be an indication that future product returns could be higher than originally anticipated and, accordingly, we may need to adjust the provision for returns and allowances. Some of the factors that may be an indication that an increase in inventory levels will be other-than-temporary include:

•	declining sales trends based on prescription demand;

•	regulatory approvals that could shorten the shelf life of our products, which could result in a period of higher returns related to older product still in the distribution channel;

•	introduction of new product or generic competition; and

•	increasing price competition from generic competitors.

Distribution Fees and Rebates

Consistent with pharmaceutical industry practices, we establish contracts with wholesalers that provide for Distribution Service Fees (“DSA fees”). Settlement of DSA fees may generally occur on a monthly or quarterly basis based on net sales for the period. DSA fee accruals are based on contractual fees to be paid to the wholesaler distributors applied to purchases of our products.

We are also subject to rebates on sales made under governmental pricing programs. For example, Medicaid rebates are amounts owed based upon contractual agreements or legal requirements with public sector (Medicaid) benefit providers after the final dispensing of the product by a pharmacy to a benefit plan participant. Medicaid reserves are based on expected payments, which are driven by patient us age, contract performance and field inventory that will be subject to a Medicaid rebate. Medicaid rebates are typically billed up to 180 days after the product is shipped, but can be as much as 270 days after the quarter in which the product is dispensed to the Medicaid participant. In addition to the estimates mentioned above, our calculation also requires other estimates, such as estimates of sales mix, to determine which s ales are subject to rebates and the amount of such rebates. Periodically, we adjust the Medicaid rebate provision based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of this provision for several periods. Because Medicaid pricing programs involve particularly difficult interpretations of complex statutes and regulatory guidance, our estimates could differ from actual experience.

In determining estimates for these rebates, we consider the terms of the contracts, relevant statutes, historical relationships of rebates to revenues, past payment experience, estimated inventory levels and estimated future trends.

Chargebacks and Sales Discounts

Chargeback accruals are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs. Sales discounts accruals are based on payment terms extended to customers.

Sales Force Revenue
Pursuant to a Marketing Agreement with Pharmaceutical Associates, Inc. (“PAI”), we receive a monthly marketing fee to promote, market and sell certain products on behalf of PAI. We also receive a matching fee payment for each month of the term of the Marketing Agreement if certain provisions calculated in accordance with the terms and inputs set forth in the Marketing Agreement are met. Marketing fees and any matching payments are recognized as sale force revenue when all the performance obligations have been satisfied, as invoiced on a month basis.

Accounting Policy Elections

We elected the following practical expedients in applying Topic 606 to its identified revenue streams:

•	Portfolio approach - contracts within each revenue stream have similar characteristics and we believe this approach would not differ materially than if applying Topic 606 to each individual contract.

•	Modified retrospective approach - we applied Topic 606 only to contracts with customers which were not completed at the date of initial application, January 1, 2018.

•
Significant financing component - we did not adjust the promised amount of consideration for the effects of a significant financing component as we expect, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

•
Shipping and handling activities - we consider any shipping and handling costs that are incurred after the customer has obtained control of the product as a cost to fulfill a promise and will account for them as an expense.

•
Contract costs - we recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less.

We do not incur costs to obtain a contract or costs to fulfill a contract that would result in the capitalization of contract costs. Specifically, internal sales commissions are costs to fulfill a contract and are expensed in the same period that revenue is recognized, which is typically within the same quarterly reporting period. Contract costs are expensed or amortized in “Operating expenses” on the accompanying Condensed Consolidated Statements of Earnings.

We have not made significant changes to the judgments made in applying Topic 606 for the three months ended March 31, 2018.

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

External costs include:

•	expenses incurred under agreements with third‑party contract research organizations and investigative sites that conduct our clinical trials, preclinical studies and regulatory activities;

•	payments made to contract manufacturers for drug substance and acquiring, developing and manufacturing clinical trial materials;

•	payments related to acquisitions of our product candidates and preclinical platform; and

•	milestone payments, and fees associated with the prosecution and maintenance of patents.
Internal costs include:

•	personnel‑related expenses, including salaries, benefits and stock‑based compensation expense;

-35

•
consulting costs related to our internal research and development programs; allocated facilities, depreciation and other expenses, which include rent and utilities, as well as other supplies and licensing fees; and

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
As of March 31, 2018, we had three full-time employees who were primarily engaged in research and development.

 General and Administrative Expenses

General and administrative expenses consist primarily of professional fees, patent costs and salaries, benefits and related costs for executive and other personnel, including stock‑based compensation and travel expenses. Other general and administrative expenses include facility‑related costs, communication expenses and professional fees for legal, including patent‑related expenses, consulting, tax and accounting services, insurance, depreciation, integration and general corporate expenses.

 Sales and Marketing Expenses

Sales and marketing expenses consist primarily of professional fees, advertising and marketing cost and salaries, benefits and related costs for sales and sales support personnel, including stock‑based compensation and travel expenses.

Amortization Expense

Amortization expense includes the amortization of the Company's acquired intangible assets.

Change in Fair Value of Warrant Liability and Unit Purchase Option Liability

In 2014, we issued warrants to purchase 625,208 shares of Series B convertible preferred stock. Upon the closing of our initial public offering, or IPO, in October 2015 these warrants became warrants to purchase 22,328 shares of common stock, in accordance with their terms. These warrants represent a freestanding financial instrument that is indexed to an obligation, which we refer to as the Warrant Liability. These warrants are classified as a liability at fair value. This liability is remeasured at each balance sheet date and the change in fair value is recorded within our statement of operations.

As part of our IPO, the underwriter received a unit purchase option, or UPO, to purchase up to 40,000 units, whereby a unit is comprised of one share of our common stock, one Class A warrant to purchase one share of our common stock and one Class B warrant to purchase one-half share of our common stock. The Class B warrants expired in April 2017. The UPO is classified as a liability at its respective fair value. This liability is remeasured at each balance sheet date and the change in fair value is recorded within our statement of operations.

Interest Expense, net

Net interest expense is primarily related to interest expense pursuant to the terms of our debt obligation assumed on February 16, 2018 as described in Note 8. Deerfield Obligation.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances.

On an ongoing basis, we evaluate our estimates and assumptions, including those related to clinical and preclinical trial expenses and stock‑based compensation. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes to our critical accounting policies from those disclosed in our 2017 Annual Report on Form 10-K except for the adoption of new accounting standards, including the new standard related to revenue recognition, as described in Note 2 to the interim unaudited condensed consolidated financial statements. For further details regarding revenues and cash flows arising from contracts with customers, refer to Note 2 to the interim unaudited condensed consolidated financial statements.

Non-GAAP Financial Metrics

In addition to disclosing financial results that are determined in accordance with GAAP, we also use the following non-GAAP financial metrics to understand and evaluate our operating performance:

EBITDA, which we define as GAAP net income adjusted to exclude (i) taxes, (ii) interest expense, (iii) interest income, (iv) depreciation, (v) amortization of acquired intangibles, and (vi) inventory step-up adjustment;

Adjusted EBITDA, which we define as EBITDA as defined above further adjusted to exclude (i) share-based compensation expense, (ii) one-time severance payments, (iii) restructuring costs, (iv) acquisition and integration-related expenses, and (v) arbitration costs related to the Lachlan transaction.

We believe that providing this additional information is useful to the reader to better assess and understand our operating performance, primarily because management typically monitors the business adjusted for these items in addition to GAAP results. These non-GAAP financial metrics should be considered supplemental to and not a substitute for financial information prepared in accordance with GAAP. Our definition of these non-GAAP metrics may differ from similarly titled metrics used by others. We view these non-GAAP financial metrics as a means to facilitate our financial and operational decision-making, including evaluation of our historical operating results and comparison to competitors’ operating results. These non-GAAP financial metrics reflect an additional way of viewing aspects of our operations that, when viewed with GAAP results may provide a more complete understanding of factors and trends affecting our business. The determination of the amounts that are excluded from these non-GAAP financial metrics is a matter of management judgment and depends upon, among other factors, the nature of the underlying expense or income amounts. Because non-GAAP financial metrics exclude the effect of items that will increase or decrease our reported results of operations, we strongly encourage investors to review our consolidated financial statements and periodic reports in their entirety.

The following tables present reconciliations of these non-GAAP financial metrics to the most directly comparable GAAP financial measure for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

	(in thousands)
GAAP Net loss	$(3,883)	$(1,961)
Adjustments:
Income tax expense	23	—
Interest expense, net	100	58
Amortization of intangibles	1,017	—
Depreciation	6	6
Inventory step-up adjustment	45	—
EBITDA	$(2,692)	$(1,897)
Non-GAAP Adjustments:
Share based compensation	243	332
Restructuring costs	213	—
Acquistion and integration related expenses	378	—
Lachlan legal arbitration costs	423	—
Total Non-GAAP Adjustments	1,257	332
Adjusted EBITDA	$(1,435)	$(1,565)

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our revenue for the three months ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Product revenue, net	$4,260	$—
Sales force revenue	$223	$—
Grant revenue	$—	$384

Product revenue, net

Product revenue, net was $4.3 million for the three months ended March 31, 2018, and represents revenues from the sale of our pediatric products. There were no product revenues reported for the three months ended March 31, 2017.

Sales force revenue

Sales force revenue was $0.2 million for the three months ended March 31, 2018. There are no sales force revenues reported for three months ended March 31, 2017.

Grant revenue

There was no grant revenue for the three months ended March 31, 2018, compared to $0.4 million for the three months ended March 31, 2017. Our grant revenues related to CERC-501 and were dependent upon the timing and progress of the underlying studies and development activities. The grant revenue and study costs related to these grants were discontinued with the sale of CERC-501 to Janssen in 2017.

Cost of product sales

Cost of product sales was $0.9 million for the three months ended March 31, 2018, and relate primarily to the cost of product sales from Poly-Vi Flor, which accounted for approximately 58% of the sales. There are no costs of product sales reported for the three months ended March 31, 2017.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Preclinical expenses	$887	$28
Clinical expenses	341	196
CMC expenses	107	292
Internal expenses not allocated to programs:
Salaries, benefits and related costs	240	349
Stock-based compensation expense	11	49
Other	64	39
	$1,650	$953

Research and development expenses were $1.7 million for the three months ended March 31, 2018, increased by $0.7 million compared to the three months ended March 31, 2017. Preclinical expenses increased by $859,000 from the three months ended March 31, 2017, primarily due to toxicology studies in support of clinical development. Clinical costs increased by $145,000 from the prior year period primarily due to start-up activities for our clinical study in nOH. CMC costs decreased $185,000 in 2018 due to higher prior year spending on clinical trial material stability and drug product to support clinical development.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Salaries, benefits and related costs	$617	$333
Legal, consulting and other professional expenses	1,986	580
Stock-based compensation expense	207	283
Other	109	134
	$2,919	$1,330

General and administrative expenses were $2.9 million for the three months ended March 31, 2018, increased by $1.6 million compared to the three months ended March 31, 2017. Salaries, benefits and related costs increased by $284,000 due to the current year recognition of severance costs of senior executives that resigned in 2018. Legal, consulting and other professional expenses increased by $1,406,000 primarily as a result of the legal, compliance and integration costs associated with our acquisitions. Stock-based compensation expense decreased by $76,000. Other general and administrative expenses decreased by $25,000 due to efforts to reduce certain other operating costs.

Sales and Marketing Expenses

The following table summarizes our sales and marketing expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Salaries, benefits and related costs	$952	$—
Logistics, insurance and other commercial operations expenses	91	—
Stock-based compensation expense	24	—
Advertising and marketing expense	177
Other	280	—
	$1,524	$—

The Company began to incur sales and marketing expenses on November 17, 2017. These costs were $1.5 million for the three months ended March 31, 2018. Salaries, benefits and related costs were $952,000 as a result of obtaining sales and sales support personnel. Logistics, insurance and other commercial operations expenses were $91,000 in order to support commercial operations. Advertising and marketing expenses were incurred to support the portfolio of pediatric drug products for sale.

Amortization Expense

The following table summarizes our amortization expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Amortization of intangible assets	$1,017	$—

Amortization expense was $1.0 million for the three months ended March 31, 2018. No amortization expense was recognized for the three months ended March 31, 2017. The amortization expense relates to the acquisition of $34.5 million of intangible assets as part of the TRx and Avadel Pediatric Products acquisitions.

Income tax expense

The provision for income taxes was $23,000 for the three months ended March 31, 2018. Our annual effective tax rate as of March 31, 2018 was approximately 0%.

Liquidity and Capital Resources

Historically, we have devoted most of our cash resources to research and development, general and administrative activities and our acquisitions. We plan to fund our drug development and clinical trials from gross profits generated by sales of our marketed pediatric products acquired in the TRx and Avadel Pediatric Products transactions. We apply a disciplined decision-making methodology as we evaluate the optimal allocation of our resources between investing in our current commercial product line, our development portfolio and acquisitions or in-licensing of new assets.

We incurred net losses of $3.9 million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $62.0 million, net working capital of $(1.4) million and cash and cash equivalents of $2.5 million. Historically, we have financed our operations principally through private and public placements of common stock, private placements of convertible preferred stock and convertible and nonconvertible debt. In April 2017, we raised gross proceeds of $5.0 million from a private placement of our equity securities. On August 14, 2017, we sold all of our rights to CERC-501 to Janssen in exchange for initial gross proceeds of $25 million, of which $3.75 million was deposited into a twelve-month escrow to secure indemnification obligations to Janssen. Under this agreement, we are also eligible for a potential future $20 million regulatory milestone payment. If our revenue does not grow at expected levels, we may require substantial additional financing to fund our operations to continue to execute our strategy. We may have to seek funding for our operations from further offerings of equity or debt securities, non-dilutive financing arrangements such as federal grants, collaboration agreements or out-licensing arrangements, and to explore strategic alternatives such as an acquisition, merger, or business combination. Based on our current research and development plans we expect that our existing cash and cash equivalents, together with the initial proceeds from the Janssen sale and anticipated revenue, will enable us to fund our operating expenses, capital expenditure requirements, and other non-operating cash payments such as principal payments on our outstanding debt balances through May 2019.

Uses of Liquidity
TRx Pharmaceuticals, LLC Acquisition

On November 17, 2017, Cerecor and TRx Pharmaceuticals, LLC ("TRx") entered into a purchase agreement in which we acquired TRx, including subsidiary Zylera Pharmaceuticals, LLC and its franchise of pediatric medications. The consideration for the acquisition consists of $18.9 million in cash, subject to working capital adjustments, as well as approximately 7.5 million shares of our common stock having a market value of $8.5 million and certain contingent consideration with a fair value of $2.6 million.

Avadel Acquisition

On February 16, 2018, we entered into an Asset Purchase Agreement with Avadel US Holdings, Inc. (“Avadel”), Avadel Pharmaceuticals (USA), Inc., Avadel Pediatrics, Inc., Avadel Therapeutics, LLC and Avadel Pharmaceuticals PLC (collectively “Avadel”) to purchase and acquire all rights in Avadel’s pediatric products.  We made a nominal cash payment for the acquired assets, and assumed certain of Avadel’s financial obligations to Deerfield CSF, LLC, which include a $15.3 million loan due in January 2021 and certain royalty obligations through February 2026.

Deerfield Obligation

In relation to the Company's acquisition of the Avadel Pediatric Products on February 16, 2018, we assumed an obligation that Avadel had to Deerfield CSF, (the "Deerfield Obligation"). The payment obligation assumed consists of the two components described below.

Deerfield Debt Obligation

	March 31,	December 31,
	2018	2017

Deerfield Obligation	$15,377,754	$—
Less: debt discount	—	—
Deerfield Obligation, net of debt discount	15,377,754	—
Less: current portion	787,500	—
Long term debt, net of current portion and debt discount	$14,590,254	$—

Beginning in July 2018 through October 2020, we will pay a quarterly payment of $262,500 to Deerfield. In January 2021, a balloon payment of $15,250,000 is due. On the acquisition date, we determined the fair value of these payments to be $15,272,303 using its estimated cost of debt. Management performed a credit risk analysis that determined the Company's credit rating to be B to BB plus the yield on a ten-year treasury security. The difference between the gross value and fair value of these payments will be recorded as interest expense in the Company's condensed consolidated statements of operations through January 2021 using the effective interest method. Interest expense for the three months ended March 31, 2018 was $105,451. The amounts due within the next year are included in current portion of long-term debt on our condensed consolidated balance sheets. The amounts due in greater than one year are included in long-term debt on our condensed consolidated balance sheets.

Deerfield Contingent Consideration

The Deerfield Contingent Consideration represents potential future royalty payments that are contingent upon the achievement of net sales volumes. Management estimated the amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows and determined the fair value of the Deerfield Contingent Consideration on the acquisition date was $7,875,165. Subsequent to the acquisition date, at each reporting period, the Deerfield Contingent Consideration liability will be remeasured at its current fair value with changes recorded on our condensed consolidated statements of operations. At March 31, 2018, the fair value of the Deerfield Contingent Consideration was $7,920,356.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Net cash provided by (used in):
Operating activities	$(280)	$(2,236)
Investing activities	(19)	(2)
Financing activities	363	121
Net increase (decrease) in cash and cash equivalents	$64	$(2,117)

Net cash used in operating activities

Net cash used in operating activities was $(0.3) million for the three months ended March 31, 2018 and consisted primarily of a net loss of $(3.9) million, adjusted for non-cash stock-based compensation expense of $0.2 million, and depreciation and amortization of $1.0 million, and changes in working capital, primarily, a change in accounts payable of $1.9 million and other receivables of $0.4 million, offset by a change in inventory of $0.6 million.

Net cash used in operating activities was $2.2 million for the three months ended March 31, 2017 and consisted primarily of a net loss of $2.0 million and cash used for changes in working capital of $0.6 million, offset by non-cash stock-based compensation expense of $0.3 million.

Net cash used in investing activities

Our net cash used in investing activities was $19,225 for the three months ended March 31, 2018, and $1,801 for the three months ended March 31, 2017, primarily for the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2018 from the proceeds from option and warrant exercises.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2017, which consisted of gross proceeds of $1.2 million from the sale of common stock to Aspire Capital and Maxim Group under their Purchase and Distribution Agreement offset by principal payments on our term loan of $875,000 and payment of offering costs of $191,000.

Operating and Capital Expenditure Requirements

For the three months ended March 31, 2018, the Company generated a net loss of $3.9 million and negative cash flows from operations of $0.3 million. Our commercial operations are expected to generate positive cash flows from the sales of our marketed products.

We expect to continue to incur significant legal, accounting and other expenses related to the integration of the recent TRx and Avadel acquisitions. In addition, the Sarbanes‑Oxley Act, as well as rules adopted by the Securities and Exchange Commission, or SEC, and the NASDAQ Stock Market, requires public companies to implement specified corporate governance practices that were previously inapplicable to us as a private company. We expect these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time‑consuming and costly. We may also acquire or in‑license new product candidates for commercialization or development. Based on our plans, we expect that our existing cash and cash equivalents, plus anticipated revenue, should enable us to fund our operating expenses and capital expenditure requirements through 2019. However, we might require substantial additional financing to fund our operations and to continue to develop our product candidates.

We may have to seek funding for our operations from further offerings of equity or debt securities, non-dilutive financing arrangements such as federal grants, collaboration agreements or out-licensing arrangements, and to explore strategic alternatives such as an acquisition, merger, or business combination. Our future capital requirements will depend on many forward‑looking factors, including:

•	profits of our marketed products

•	the progress of clinical trials for CERC-301 and any changes to our development plan with respect to CERC-301, if any;

•	our plan and ability to enter into collaborative agreements for the development and commercialization of our product candidates;

•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, both in the United States and in territories outside the United States;

•	the costs, timing and outcome of regulatory review of our product candidates or any future product candidates, both in the United States and in territories outside the United States;

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

•
the costs involved in preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending our intellectual property‑related claims, both in the United States and in territories outside the United States

Please refer to the section entitled “Risk Factors” at Item 1A of our Annual Report on Form 10-K filed with the SEC on April 2, 2018 for additional risks associated with our substantial capital requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2018 (the "Evaluation"). Based upon the Evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, because of a material weakness in the Company’s internal control over financial reporting, which was previously disclosed in the Company’s 2017 Annual Report in the Form 10-K, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The material weakness did not result in a material misstatement of the Company’s financial statements and management has concluded that the weakness does not exist as of May 11, 2018.

Management had previously determined that the Company’s internal controls did not operate effectively to prevent or timely detect unauthorized cash disbursement as of December 31, 2017. Specifically, these controls were not adequate to safeguard the Company’s cash assets from unauthorized transfers resulting from the failure of certain members of the finance organization to exercise appropriate skepticism and oversight for disbursement of company-owned funds. This material weakness in the Company’s controls resulted in the inability to prevent and timely detect the fraud loss.

Remediation of the Material Weakness

Upon identification of the material weakness, management began immediate implementation of the following actions:

•	enhanced approval requirements for electronic disbursements;

•	increased centralization and levels of review for the processing of disbursements;

•	implemented limits on the amount of cash available for disbursement;

•	increased internal communications to improve security awareness and to emphasize the importance of exercising professional skepticism; and

•	established communications protocols for attempted fraudulent disbursements.

Management completed the remediation during the first quarter of 2018.
Changes in Internal Control Over Financial Reporting

Other than the changes associated with the remediation efforts described above, there was no change in the company's internal control over financial reporting that occurred during the company's three-months quarter ended March 31, 2018 period that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

The Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Lachlan Pharmaceuticals

In November 2017, we acquired TRx and its wholly-owned subsidiaries which included Zylera. The previous owners of TRx beneficially own more than 5% of our outstanding common stock. Zylera, which is now our wholly owned subsidiary, entered into the First Amended and Restated Distribution Agreement (the “Lachlan Agreement”) with Lachlan Pharmaceuticals, an Irish company controlled by the previous owners of TRx (“Lachlan”), effective December 18, 2015. Pursuant to the Lachlan Agreement, Lachlan named Zylera as its exclusive distributor of Ulesfia in the U.S. and agreed to supply Ulesfia to Zylera exclusively for marketing and sale in the U.S.

Pursuant to an amended and restated distribution agreement entered into between Zylera and Lachlan dated, December 18, 2015, Zylera is obligated to purchase a minimum of 20,000 units per year, or approximately $1,177,000 worth of product, from Lachlan, subject to certain termination rights. Zylera must pay Lachlan management and handling fees that are equal to $3.66 per unit of fully packaged Ulesfia in 2018, and escalate at a rate of 10% annually, as well as reimburse Lachlan for all product liability insurance fees incurred by Lachlan. The distribution agreement also requires that Zylera make certain cumulative net sales milestone payments and royalty payments to Lachlan with a $3,000,000 annual minimum payment unless and until there has been a “Market Change” involving a new successful competitive product. Lachlan is obligated to pay identical amounts to an unrelated third party from which it obtained rights to Ulesfia.

On December 10, 2016, Zylera informed Lachlan that a market change had occurred due to the introduction of Arbor Pharmaceutical’s lice product, Sklice®. According to the terms of the distribution agreement if there is a Market Change, the minimum purchase obligation is void. On June 5, 2017, Lachlan and Zylera entered into joint legal representation along with other unrelated third parties in negotiation and arbitration of dispute with Summers Laboratory, Inc regarding the ongoing arbitration proceeding with the ultimate recipient of the royalties over whether a Market Change has occurred. The Company has not made any payments to Lachlan in 2017 under the Lachlan Agreement subsequent to the acquisition date.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 2, 2018, which could materially affect our business, financial condition or future results. Our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results of operations and the trading price of our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

2.1#+
Asset Purchase Agreement, dated February 12, 2018, by and between Cerecor Inc., Avadel US Holdings, Inc., Avadel Pharmaceuticals (USA), Inc., Avadel Pediatrics, Inc., Avadel Therapeutics, LLC and Avadel Pharmaceuticals PLC.

10.1	Employment Agreement, dated March 27, 2018, by and between Cerecor Inc. and Peter Greenleaf (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 2, 2018).

10.2#	License and Development Agreement, dated February 16, 2018, by and between Cerecor Inc. and Flamel Ireland Limited.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of theSarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#   Confidential treatment requested under 17 C.F.R. §§ 200.80(b)(4) and 230.406. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission.
*   This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
+ Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A list of these exhibits and schedules is included after the table of contents in the Asset Purchase Agreement. The Company agrees to furnish a supplemental copy of such omitted exhibit or schedule to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerecor Inc.

Date: May 11, 2018	/s/ Peter Greenleaf
Peter Greenleaf
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: May 11, 2018	/s/ Mariam E. Morris
Mariam E. Morris
Chief Financial Officer (Principal Financial Officer)

