Form 10-K/A
period 2017-12-31
Cerecor Inc.
filed 2018-05-25
CIK 1534120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File No. 001-37590

Cerecor Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-0705648
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒
(Do not check if a
smaller reporting company)

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

EXPLANATORY NOTE

Cerecor Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018 (the “Original Filing”) for the sole purpose of amending and restating the disclosures in Part II, Item 9A of the Original Filing to add additional disclosure with respect to management’s assessment of the Company’s disclosure controls and procedures.

In accordance with applicable SEC rules, Amendment No. 1 includes new certifications from the Company’s principal executive officer and principal financial officer dated as of the date of filing of this Amendment No. 1.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part II, Item 9A, “Controls and Procedures,” in its entirety, Part IV, Item 15, “Exhibits and Financial Statement Schedules,” in its entirety, the signature page, and the new certifications from the Company’s Principal Executive Officer and Principal Financial Officer.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified, and does not reflect events occurring after April 2, 2018, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

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

Based on their evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2017 our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2017.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that the company had the following material weakness in its internal control over financial reporting. Management determined that the company’s internal controls were not adequately designed to prevent or timely detect unauthorized cash disbursements.  Specifically, certain member’s of the finance organization failed to exercise appropriate skepticism and oversight for disbursement of company-owned funds. Management has taken immediate action to begin remediating the material weakness. Management expects to complete the remediation during the first quarter of 2018.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b)                                 Exhibits.

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

3.2	Amended and Restated Bylaws of Cerecor Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Current Report on Form 8-K filed on October 20, 2015).

4.1	Second Amended and Restated Investors’ Rights Agreement, dated as of July 11, 2014 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on June 12, 2015).

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

4.7	Form of Unit Purchase Option (incorporated by reference to Annex IV of Exhibit 1.1 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.9	Form of Class A Warrant Agreement (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.10	Specimen Class A Warrant Certificate (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.11	Form of Class B Warrant Agreement (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.12	Specimen Class B Warrant Certificate (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1 filed on October 13, 2015).

4.13	Specimen Unit Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 filed on October 13, 2015).

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

10.9 +

Offer Letter Agreement by and between Cerecor Inc. and Uli Hacksell, dated as of May 20, 2015 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on June 12, 2015).

10.10 +

Offer Letter Agreement by and between Cerecor Inc. and Mariam Morris, effective as of August 24, 2015 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on September 8, 2015).

10.10 .1+	Amendment to Offer Letter Agreement by and between Cerecor Inc. and Mariam Morris, effective as of March 9, 2017.

10.11 +	Employment Agreement by and between Cerecor Inc. and Uli Hacksell, effective January 1, 2016 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on March 23, 2016).

10.12 +	Separation Agreement by and between Cerecor Inc. and Blake Paterson, effective January 9, 2016 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on March 23, 2016).

10.13 +	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on September 8, 2015).

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

10.21 #

Exclusive License Agreement, dated as of September 8, 2016, by and between Cerecor Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2016).

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

10.23#

Securities Purchase Agreement, dated as of April 27, 2017, by and between Cerecor, Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2017).

10.24

Registration Rights Agreement, dated as of April 27, 2017, by and between Cerecor, Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 28, 2017).

10.25+

Employment Agreement by and between Cerecor Inc. and Robert C. Moscato, Jr., effective November 21, 2017. (incorporated by reference to exhibit 10.25 to the Annual Report on Form 10-K on April 2, 2018).

21.1	List of Subsidiaries of the Registrant. (incorporated by reference to exhibit 21.1 to the Annual Report on Form 10-K on April 2, 2018).

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm. (incorporated by reference to exhibit 23.1 to the Annual Report on Form 10-K on April 2, 2018).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to exhibit 32.1 to the Annual Report on Form 10-K on April 2, 2018).

101.INS	XBRL Instance Document. (incorporated by reference to exhibit 23.1 to the Annual Report on Form 10-K on April 2, 2018).

101.SCH	XBRL Taxonomy Extension Schema Document. (incorporated by reference to the Annual Report on Form 10-K on April 2, 2018).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (incorporated by reference to the Annual Report on Form 10-K on April 2, 2018).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (incorporated by reference to the Annual Report on Form 10-K on April 2, 2018).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (incorporated by reference to the Annual Report on Form 10-K on April 2, 2018).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (incorporated by reference to the Annual Report on Form 10-K on April 2, 2018).

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

Date: May 25, 2018