Form 10-Q/A
period 2018-03-31
Cerecor Inc.
filed 2018-07-27
CIK 1534120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2018

OR

☐                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-37590

Cerecor Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	45-0705648 (I.R.S. Employer Identification No.)

400 E. Pratt Street, Suite 606 Baltimore, Maryland 21202 (Address of principal executive offices)	(410) 522-8707 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

Cerecor Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, originally filed with the Securities and Exchange Commission (“SEC”) on May 11, 2018 (the “Original Filing”) for the sole purpose of amending and restating the disclosures in Part I, Item 4 of the Original Filing to add additional disclosure with respect to management’s assessment of the Company’s disclosure controls and procedures.

In accordance with applicable SEC rules, Amendment No. 1 includes new certifications from the Company’s principal executive officer and principal financial officer dated as of the date of filing of this Amendment No. 1.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part I, Item 4, “Controls and Procedures,” in its entirety, Part II, Item 6, “Exhibits,” in its entirety, the signature page, and the new certifications from the Company’s principal executive officer and principal financial officer.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified, and does not reflect events occurring after May 11, 2018, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s subsequent filings made with the SEC.

PART I — FINANCIAL INFORMATION

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because they did not facilitate that certain information required to be disclosed by us in our SEC filings was recorded, processed, and accurately summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive and principal financial officers’ conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q is due to the following errors and inconsistencies in the reports that we filed under the Exchange Act:

•                  On March 2, 2018, we filed our Annual Report on Form 10-K (“Original Form 10-K”), which did not provide a clear conclusory statement, under Item 9A “Controls and Procedures”, as to whether our principal executive and principal financial officers believed our disclosure controls and procedures were or were not effective as of the end of the period covered by the Original Form 10-K, namely December 31, 2017;

•                  The Original Form 10-K also correctly contained a conclusion that the Company had a material weakness in internal control over financial reporting as of December 31, 2017 due to a failure to prevent an unauthorized cash disbursement (the “Material Weakness”);

•                  On May 11, 2018, we filed a Quarterly Report on Form 10-Q that incorrectly concluded that because of the Material Weakness the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act at March 31, 2018; and

•                  On May 25, 2018, in response to an SEC comment on the Original Form 10-K, we filed an amended Annual Report on Form 10-K to correct the disclosure contained in Item 9A “Controls and Procedures” and provided a clear conclusory statement that the principal executive and principal financial officers believed our disclosure controls and procedures were effective as of December 31, 2017.

Due to the above errors and inconsistencies in the Company’s filings, our principal executive and principal financial officers were unable to conclude that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

Management had previously determined that the Company’s internal controls did not operate effectively to prevent or timely detect an unauthorized cash disbursement during the quarter ended December 31, 2017. Specifically, these controls were not adequate to safeguard the Company’s cash assets from unauthorized transfers resulting from the failure of certain members of the finance organization to exercise appropriate skepticism and oversight for disbursement of company-owned funds. This Material Weakness in the Company’s controls resulted in the inability to prevent and timely detect the fraud loss.

Remediation of the Material Weakness

Upon identification of the Material Weakness, management began the immediate implementation of the following actions:

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

Management completed the remediation of the Material Weakness during the Company’s fiscal quarter ended March 31, 2018.

Other than the changes associated with our remediation efforts described above, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit
2.1#+

Asset Purchase Agreement, dated February 12, 2018, by and between Cerecor Inc., Avadel US Holdings, Inc., Avadel Pharmaceuticals (USA), Inc., Avadel Pediatrics, Inc., Avadel Therapeutics, LLC and Avadel Pharmaceuticals PLC (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q on May 11, 2018).

10.1	Employment Agreement, dated March 27, 2018, by and between Cerecor Inc. and Peter Greenleaf (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 2, 2018).

10.2#

License and Development Agreement, dated February 16, 2018, by and between Cerecor Inc. and Flamel Ireland Limited (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q on May 11, 2018).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Quarterly Report on Form 10-Q on May 11, 2018).

101.INS	XBRL Instance Document (incorporated by reference to the Quarterly Report on Form 10-Q on May 11, 2018).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to the Quarterly Report on Form 10-Q on May 11, 2018).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to the Quarterly Report on Form 10-Q on May 11, 2018).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to the Quarterly Report on Form 10-Q on May 11, 2018).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to the Quarterly Report on Form 10-Q on May 11, 2018).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to the Quarterly Report on Form 10-Q on May 11, 2018).

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

Cerecor Inc.

Date: July 27, 2018	/s/ Peter Greenleaf
Peter Greenleaf

Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)