Form 10-Q
period 2018-06-30
Cerecor Inc.
filed 2018-08-09
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10‑Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2018
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
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
As of August 6, 2018, the registrant had 33,844,510 shares of common stock outstanding.

CERECOR INC.

FORM 10-Q

For the Quarter Ended June 30, 2018

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,179,775	$2,472,187
Accounts receivable, net	3,308,324	2,935,025
Other receivables	88,020	427,241
Escrowed cash receivable	3,757,677	3,752,390
Inventory, net	1,540,534	382,153
Prepaid expenses and other current assets	954,454	703,225
Restricted cash-current portion	9,527	1,959
Total current assets	11,838,311	10,674,180
Property and equipment, net	58,417	44,612
Intangibles assets, net	32,003,161	17,664,480
Goodwill	18,070,283	14,292,282
Restricted cash, net of current portion	175,042	131,353
Total assets	$62,145,214	$42,806,907
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,939,939	$1,298,980
Accrued expenses and other current liabilities	10,334,695	7,531,122
Income taxes payable	2,171,048	2,259,148
Long-term debt- current portion	1,050,000	—
Contingent consideration-current portion	2,549,638	—
Total current liabilities	19,045,320	11,089,250
Long term debt, net of current portion	14,376,566	—
Contingent consideration, net of current portion	8,223,003	2,576,633
Deferred tax liability, net	30,908	7,144
License obligations	1,250,000	1,250,000
Other long-term liabilities	—	24,272
Total liabilities	42,925,797	14,947,299
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000,000 shares authorized at June 30, 2018 and December 31, 2017; zero shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock—$0.001 par value; 200,000,000 shares authorized at June 30, 2018 and December 31, 2017; 33,790,686 and 31,266,989 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	33,792	31,268
Additional paid-in capital	87,241,204	83,338,136
Contingently issuable shares	—	2,655,464
Accumulated deficit	(68,055,579)	(58,165,260)
Total stockholders’ equity	19,219,417	27,859,608
Total liabilities and stockholders’ equity	$62,145,214	$42,806,907

See accompanying notes to the condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Product revenue, net	$4,710,919	$—	$8,971,038	$—
Sales force revenue	74,219	—	296,875	—
Grant revenue	—	157,800	—	542,006
Total revenues, net	4,785,138	157,800	9,267,913	542,006

Operating expenses:
Cost of product sales	1,422,957	—	2,286,582	—
Research and development	1,082,698	493,649	2,732,475	1,446,719
General and administrative	3,041,955	1,439,146	5,949,318	2,769,410
Sales and marketing	2,042,015	—	3,578,378	—
Amortization expense	1,233,035	—	2,250,444	—
Impairment of intangible assets	1,701,875	—	1,701,875	—
Total operating expenses	10,524,535	1,932,795	18,499,072	4,216,129
Loss from operations	(5,739,397)	(1,774,995)	(9,231,159)	(3,674,123)
Other (expense) income:
Change in fair value of contingent consideration, warrant liability and unit purchase option liability	(9,321)	2,111	(295,340)	(1,650)
Other income	—	—	18,654	—
Interest expense, net	(242,407)	(25,631)	(342,810)	(83,379)
Total other expense, net	(251,728)	(23,520)	(619,496)	(85,029)
Net loss before taxes	(5,991,125)	(1,798,515)	(9,850,655)	(3,759,152)
Income tax expense	16,351	—	39,664	—
Net loss	$(6,007,476)	$(1,798,515)	$(9,890,319)	$(3,759,152)
Net loss per share of common stock, basic and diluted	$(0.19)	$(0.14)	$(0.31)	$(0.32)
Weighted-average shares of common stock outstanding, basic and diluted	32,245,281	13,265,877	31,783,875	11,697,535

See accompanying notes to the condensed consolidated unaudited financial statements.

CERECOR INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(9,890,319)	$(3,759,152)
Adjustments to reconcile net loss provided by (used in) to net cash used in operating activities:
Depreciation and amortization	2,262,570	11,689
Impairment of Intangible assets	1,701,875
Stock-based compensation expense	851,255	587,963
Deferred taxes	23,764	—
Amortization of inventory fair value associated with acquisition of TRx and Avadel	177,238	—
Non-cash interest expense	351,566	21,352
Change in fair value of warrant liability and unit purchase option liability	19,333	1,650
Change in fair value of contingent consideration	276,008	—
Changes in assets and liabilities:
Accounts receivable, net	(373,299)	—
Grants receivable	—	57,230
Other receivables	339,221	—
Inventory, net	(617,619)	—
Prepaid expenses and other assets	318,771	(11,040)
Escrowed cash receivable	(5,287)	—
Accounts payable	1,640,959	(682,907)
Income taxes payable	(88,100)	—
Accrued expenses and other liabilities	2,397,968	(222,303)
Net cash used in operating activities	(614,096)	(3,995,518)
Investing activities
Acquisition of business	(1)	—
Purchase of property and equipment	(25,931)	(1,801)
Net cash used in investing activities	(25,932)	(1,801)
Financing activities
Proceeds from option and warrant exercises	390,473	—
Proceeds from sale of shares pursuant to private placement, net	—	4,650,000
Proceeds from sales of common stock under employee stock purchase plan	8,400	35,431
Proceeds from sale of shares under common stock purchase agreement	—	1,693,498
Principal payments on term debt	—	(1,767,421)
Payment of offering costs	—	(279,246)
Net cash provided by financing activities	398,873	4,332,262
(Decrease) increase in cash, cash equivalents and restricted cash	(241,155)	334,943
Cash, cash equivalents, and restricted cash at beginning of period	2,605,499	5,201,897
Cash, cash equivalents, and restricted cash at end of period	$2,364,344	$5,536,840
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$70,180

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	June 30,
	2018	2017

Cash and cash equivalents	$2,179,775	$5,460,699
Restricted cash, current	9,527	13,300
Restricted cash, non-current	175,042	62,841
Total cash, cash equivalents and restricted cash	$2,364,344	$5,536,840

See accompanying notes to the condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

Cerecor Inc. (the "Company," or "Cerecor") is an integrated pharmaceutical company dedicated to making a difference in the lives of patients. The Company has a diverse portfolio of marketed products. Our marked products are led by our prescribed dietary supplements and prescribed drugs. Our prescribed dietary supplements include Poly-Vi-Flor and Tri-Vi-Flor which are prescription vitamin and fluoride supplements used in infants and children to treat or prevent deficiency of essential vitamins and fluoride, often caused by poor diet or low levels of fluoride in drinking water and other sources. Poly-Vi-Flor and Tri-Vi-Flor are available in various formulations, including an oral suspension and chewable tablets. The Company also markets a number of prescription drugs that treat a range of pediatric diseases, disorders and conditions. Cerecor's prescription drugs include Millipred®, Veripred®, Ulesfia®, Karbinal™ ER, AcipHex® Sprinkle™ and Cefaclor for Oral Suspension. Finally, the Company has one marketed medical device, Flexichamber™. The Company's pipeline is led by CERC-301, which is currently in a Phase I safety study for Neurogenic Orthostatic Hypotension ("nOH"). In March 2018, Cerecor gained clearance of its Investigational New Drug ("IND") application from the U.S. Food & Drug Administration to initiate clinical studies of CERC-301 in nOH. The Company is also developing three preclinical stage compounds, CERC-611, CERC-406 and CERC-425.

Cerecor was incorporated in 2011, commenced operations in the second quarter of 2011 and completed an initial public offering in October 2015. In August 2017, the Company sold its worldwide rights to CERC-501 to Janssen Pharmaceuticals, Inc. (“Janssen”) in exchange for initial gross proceeds of $25 million, of which $3.75 million was deposited into a twelve-month escrow to secure indemnification obligations to Janssen, as well as a potential future $20 million regulatory milestone payment. The terms of the agreement provide that Janssen will assume ongoing clinical trials and be responsible for any new development and commercialization of CERC-501.

On November 17, 2017, the Company acquired TRx Pharmaceuticals, LLC (“TRx”) and its wholly-owned subsidiaries (see "TRx Acquisition" in Note 4 below for a description of the transaction).

On February 16, 2018, Cerecor purchased and acquired all rights to Avadel Pharmaceuticals PLC’s (“Avadel”) marketed pediatric products (the “Acquired Products”) for the assumption of certain of Avadel's financial obligations (see "Avadel Pediatric Products Acquisition" in Note 4 below for a description of the transaction).

Liquidity

The Company applies a disciplined decision making methodology as it evaluates the optimal allocation of the Company's resources between investing in the Company's current commercial product line, the Company's development portfolio and acquisitions or in-licensing of new assets in order to meet its cash flow needs. For the six months ended June 30, 2018, Cerecor generated a net loss of $9.9 million and negative cash flow from operations of $0.6 million. As of June 30, 2018, Cerecor had an accumulated deficit of $68.1 million and a balance of $2.2 million in cash and cash equivalents. The Company anticipates receiving $3.8 million in August 2018 from escrow from the sale of worldwide rights to CERC-501 to Janssen. The Company plans to use this cash and the anticipated positive cash flows from the Company's sales to offset costs related to its preclinical programs, clinical development for CERC-301 and CERC-611, business development, costs associated with its organizational infrastructure and debt principal and interest payments to be incurred from the acquisition of Avadel products. The Company may require additional financing to continue to execute its clinical development strategy and/or fund future operations. The Company plans to meet its capital requirements primarily through operating cash flows from product sales and potentially some combination of equity or debt financings, collaborations, or out-licensing arrangements, strategic alliances, federal and private grants, marketing, distribution or licensing arrangements.

We expect that our existing cash and cash equivalents, together with the proceeds from the Janssen sale and anticipated revenue, will enable us to fund our operating expenses, capital expenditure requirements, and other non-operating cash payments such as principal payments on our outstanding debt balances through August 2019.

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

Variable Interest Entities
The primary beneficiary of a variable interest entity ("VIE") must consolidate the related assets and liabilities. Certain disclosures are required by sponsors, significant interest holders in VIEs and potential VIEs. The Company regularly assesses its relationships with contractual third party and other entities for potential VIEs. In making this assessment, the Company considers the potential that its contracts or other arrangements provide subordinated financial support, absorb losses or rights to residual returns of the entity and the ability to directly or indirectly make decisions about the entities’ activities. Based on the Company’s assessments performed, management concluded that there were no relationships that constitute a VIE for which the Company was determined to be the primary beneficiary at June 30, 2018. If the Company’s management makes the determination that it is the primary beneficiary of a VIE, the Company will consolidate the statements of operations and financial condition of the VIE into its condensed consolidated financial statements.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to but not limited to, revenue recognition, share-based compensation, fair value measurements (including those relating to contingent consideration), cash flows used in management's going concern assessment, income taxes, goodwill and other intangible assets, and clinical trial accruals. The Company bases its estimates on historical experience and other market‑specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Diluted net income (loss) per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock units issued under the Company's long-term incentive plans, which are included under the "treasury stock method" when dilutive; (ii) common stock to be issued upon the assumed conversion of the Company's unit purchase option shares, which are included under the "if-converted method" when dilutive; (iii) prior to issuance the contingently issuable shares in the TRx acquisition if contingencies would have been satisfied if the end of the contingency period were as of the balance sheet date under the “if converted method” when dilutive; and (iv) common stock to be issued upon the exercise of outstanding warrants which are included under the "treasury stock method" when dilutive. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses. In addition, net losses are not allocated to the participating securities.

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

Escrowed Cash Receivable

On August 14, 2017, the Company sold all of its rights to CERC-501 to Janssen in exchange for initial gross proceeds of $25 million, of which $3.75 million was deposited into a twelve-month escrow to secure certain indemnification obligations to Janssen. The Company evaluates its escrowed cash receivable balance each reporting period and establishes a reserve for amounts deemed uncollectible. No reserve was recorded as of June 30, 2018 and December 31, 2017.

Restricted Cash

Restricted cash consists of the 2016 Employee Stock Purchase Plan deposits, credit card deposits, landlord deposits and payroll processing deposits. The company has a $125,000 deposit with ADP to facilitate payroll processing, which will be returned to the company upon termination of the service or a restructuring of the agreement. In exchange for receiving business credit card services from Silicon Valley Bank, the Company deposited $50,000 as collateral with Silicon Valley Bank. This amount will remain deposited with Silicon Valley Bank for the duration the business credit card services are used by the Company. These deposits are recorded as restricted cash, net of current portion on the balance sheet as of June 30, 2018 and December 31, 2017. The remaining restricted cash balance relates to the 2016 Employee Stock Purchase Plan. The Company established the Employee Stock Purchase Plan in 2016 (the "Plan"). Eligible employees can purchase common stock through accumulated payroll deductions at such times as are established by the Plan administrator. Deposits made by employees for potential future stock purchases are recorded as restricted cash.

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

Goodwill

Goodwill relates to the amount that arose in connection with the acquisitions of TRx and Avadel. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. Goodwill is not amortized but is evaluated for impairment on an annual basis or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company's reporting unit below its carrying amount. The company consists of one reporting unit.

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

The following table presents net revenues disaggregated by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Prescribed dietary supplements	$1,925,543	$—	$3,669,791	$—
Prescription drugs	2,785,376	—	5,301,247	—
Sales force revenue	74,219	—	296,875	—
Grant revenue	—	157,800	—	542,006
Total revenue	$4,785,138	$157,800	$9,267,913	$542,006

Concentration with Customer

The Company sells its prescription pharmaceutical products in the United States primarily through wholesale distributors and a specialty contracted pharmacy. Wholesale distributors account for substantially all of the Company’s net product revenues and trade receivables. In addition, the Company earns revenue from sales of its prescription pharmaceutical products directly to retail pharmacies and research and development grants.   For the three months ended June 30, 2018, the Company’s three largest customers accounted for approximately 33%, 28% and 24%, respectively, of the Company’s total net product revenues from sale of prescription pharmaceutical products. For six months ended June 30, 2018, the Company’s three largest customers accounted for approximately 29%, 28% and 23%, respectively, of the Company’s total net product revenues from sale of prescription pharmaceutical products.

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

The Company is also subject to rebates on sales made under governmental pricing programs. For example, Medicaid rebates are amounts owed based upon contractual agreements or legal requirements with public sector (Medicaid) benefit providers after the final dispensing of the product by a pharmacy to a benefit plan participant. Medicaid reserves are based on expected payments, which are driven by patient usage, contract performance and field inventory that will be subject to a Medicaid rebate. Medicaid rebates are typically billed up to 180 days after the product is shipped, but can be as much as 270 days after the quarter in which the product is dispensed to the Medicaid participant. In addition to the estimates mentioned above, the Company’s calculation also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. Periodically, the Company adjusts the Medicaid rebate provision based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of this provision for several periods. Because Medicaid pricing programs involve particularly difficult interpretations of complex statutes and regulatory guidance, our estimates could differ from actual experience.

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

Sales Force Revenue

Pursuant to a Marketing Agreement with Pharmaceutical Associates, Inc. (“PAI”), the Company received a monthly marketing fee to promote, market and sell certain products on behalf of PAI. The Company also received a matching fee payment for each month of the term of the Marketing Agreement if certain provisions calculated in accordance with the terms and inputs set forth in the Marketing Agreement are met. Marketing fees and any matching payments are recognized as sale force revenue when all the performance obligations have been satisfied, as earned on a monthly basis. The Marketing Agreement with PAI was terminated in April 2018.

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

The Company has not made significant changes to the judgments made in applying ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") for the three and six months ended June 30, 2018.

Cost of Product Sales

Cost of product sales is comprised of (i) costs to acquire products sold to customers, (ii) royalty, license payments and other agreements granting the Company rights to sell related products, (iii) distribution costs incurred in the sale of products, (iv) the value of any write-offs of obsolete or damaged inventory that cannot be sold and (v) accruals for any minimum sale obligations. The Company acquired the rights to sell certain of its commercial products through license and assignment agreements with the original developers or other parties with interests in these products. These agreements obligate the Company to make payments under varying payment structures based on its net revenue from related products.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of professional fees, contractual fees, advertising and marketing cost and salaries, benefits and related costs for sales and sales support personnel, including stock‑based compensation and travel expenses.

Amortization Expense

Amortization expense includes the amortization of the Company's acquired intangible assets.

Impairment of Intangible Assets

Impairment of Intangible assets includes any impairment charges related to the Company's acquired intangible assets.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. Comprehensive loss was equal to net loss for all periods presented.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Deferred tax assets primarily include net operating loss and tax credit carryforwards, accrued expenses not currently deductible and the cumulative temporary differences related to certain research and patent costs. Certain tax attributes, including net operating losses and research and development credit carryforwards, may be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code (the "Code"). See Note 11 for further information. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2018, the Company did not believe any material uncertain tax positions were present.

On December 22, 2017, the “Tax Cuts and Jobs Act” ("TCJA") was enacted, that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. See Note 11 below for further discussion related to the tax impact to the Company.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash ("ASU 2016-18"). The guidance is intended to address the diversity that currently exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The new standard requires that entities show the changes in the total of cash and cash equivalents, restricted cash and restricted cash equivalents on the statement of cash flows and no longer present transfers between cash and cash equivalents, restricted cash and restricted cash equivalents on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2018. Upon adoption of ASU 2016-18 the Company applied the retrospective transaction method for each period presented and included $0.1 million of restricted cash in the beginning period cash, cash equivalents and restricted cash balance. The June 30, 2017 statement of cash flows has been updated to include $0.1 million of restricted cash balances.
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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). This guidance revises existing practice related to accounting for leases under ASC No. 840, Leases (“ASC 840”) for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for nearly all leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating leases or capital leases. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while capital leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is in the process of identifying its lease agreements that will be impacted by the new standard and is currently evaluating the overall impact on its condensed consolidated financial statements.

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

3. Net Loss Per Share of Common Stock, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2018 and 2017, which includes both classes of participating securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net loss per share, basic and diluted calculation	2018	2017	2018	2017
Basic and diluted loss per share:
Net loss	$(6,007,476)	$(1,798,515)	$(9,890,319)	$(3,759,152)

Weighted average shares, basic and diluted
Common stock	32,245,281	13,265,877	31,783,875	11,697,535
Participating warrants	—	—	—	—
	32,245,281	13,265,877	31,783,875	11,697,535
Basic and diluted loss per share:
Common stock	$(0.19)	$(0.14)	$(0.31)	$(0.32)

The following outstanding securities at June 30, 2018 and 2017 have been excluded from the computation of diluted weighted shares outstanding, as they could have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock options	4,104,574	2,198,630	4,104,574	2,198,630
Warrants on common stock	18,986,559	19,001,143	18,986,559	19,001,143
Restricted Stock Awards	400,000	—	400,000	—
Underwriters' unit purchase option	40,000	40,000	40,000	40,000
Convertible preferred shares	—	11,940,000	—	11,940,000

4. Acquisitions

Avadel Pediatric Products Acquisition
On February 16, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Avadel US Holdings, Inc., Avadel Pharmaceuticals (USA), Inc., Avadel Pediatrics, Inc., Avadel Therapeutics, LLC and Avadel Pharmaceuticals PLC (collectively, the “Sellers”) to purchase and acquire all rights to the Sellers’ pediatric products. Total consideration transferred to the Sellers consisted of a cash payment of one dollar. In addition, the Company assumed existing seller debt due in January 2021 with a fair value of $15.1 million and contingent consideration, referred to as Deferred payments, relating to royalty obligation through February 2026 with a fair value at acquisition date of approximately $7.9 million. As a result of the Avadel Acquisition, the Company has currently recorded goodwill of $3.8 million, which is deductible over 15 years for income tax purposes.
The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill. The goodwill recognized is attributable primarily to strategic opportunities related to an expanded commercial footprint and diversified pediatric product portfolio that is expected to provide revenue and cost synergies. Transaction costs of $0.1 million were included as general and administrative expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2018.
During the second quarter of 2018, we identified and recorded measurement period adjustments to our preliminary purchase price allocation that was disclosed in our Quarterly Report on Form 10-Q, for the fiscal quarter ended March 31, 2018. These adjustments are reflected in the tables below. If the measurement period adjustments were reflected in the first quarter 2018 Form 10-Q it would have increased operating expenses by $0.3 million consisting primarily of increases to cost of product sales of $0.2 million and sales and marketing expense of $0.1 million. The measurement period adjustments were the result of additional analysis performed and information identified during the second quarter of 2018 based on facts and circumstances that existed as of the purchase date.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition both as disclosed in the first quarter 2018 Form 10-Q and as adjusted for measurement period adjustments identified during the current quarter:

	At February 16, 2018 (preliminary)	Measurement Period Adjustments	At February 16, 2018 (as adjusted)

Inventory	$2,549,000	$(1,831,000)	$718,000
Prepaid assets	—	570,000	570,000
Intangible assets	16,453,000	1,838,000	18,291,000
Accrued expenses	—	(362,000)	(362,000)
Fair value of debt assumed	(15,272,303)	197,303	(15,075,000)
Fair value of contingent consideration and deferred payments	(7,875,165)	(44,835)	(7,920,000)
Total net liabilities assumed	(4,145,468)	367,468	(3,778,000)
Consideration exchanged	241,000	(240,999)	1
Goodwill	$4,386,468	$(608,467)	$3,778,001

Based on valuation estimates utilizing the income approach, a step-up in the value of inventory of $0.3 million was recorded in the opening balance sheet, of which approximately $0.1 million was charged to cost of goods sold during the post-acquisition period, February 16, 2018 through June 30, 2018.
The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the February 16, 2018 acquisition date.
The fair values of intangible assets, including marketing rights, licenses and developed technology, were determined using variations of the income approach. Varying discount rates were also applied to the projected net cash flows. We believe the assumptions are representative of those a market participant would use in estimating fair value. The preliminary fair value of intangible assets both as disclosed in the first quarter 2018 Form 10-Q and as adjusted by measurement period adjustments identified during the quarter includes the following:

	At February 16, 2018 (preliminary)	Measurement Period Adjustments	At February 16, 2018 (as adjusted)	Useful Life

Acquired Product Marketing Rights - Karbinal	$6,221,000	$(21,000)	$6,200,000	16 years
Acquired Product Marketing Rights - AcipHex	2,520,000	283,000	2,803,000	10 years
Acquired Product Marketing Rights - Cefaclor	6,291,000	1,320,000	7,611,000	7 years
Acquired Developed Technology - Flexichamber	1,131,000	546,000	1,677,000	10 years
Acquired IPR&D - LiquiTime formulations	290,000	(290,000)	—	Indefinite
Total	$16,453,000	$1,838,000	$18,291,000

TRx Acquisition
On November 17, 2017, the Company entered into, and consummated the transactions contemplated by, an Equity Interest Purchase Agreement (the “TRx Purchase Agreement”) by and among the Company, TRx, Fremantle Corporation and LRS International LLC, the selling members of TRx (collectively, the “TRx Sellers”) which provided for the purchase of all of the equity and ownership interests of TRx by the Company (the "TRx Acquisition"). The consideration for the TRx acquisition consists of $18.9 million in cash, as adjusted for Estimated Working Capital, Estimated Cash on Hand, Estimated Indebtedness and Estimated Transaction Expenses, as well as 7,534,884 shares of the Company’s common stock having an aggregate value on the closing date of $8.5 million (the "Equity Consideration") and certain potential contingent payments. Upon closing, the Company issued 5,184,920 shares of its common stock to the TRx Sellers.  Pursuant to the TRx Purchase Agreement, the issuance of the remaining 2,349,968 shares were subject to stockholder approval. Stockholder approval was obtained in May 2018 and the remaining shares were issued to the TRx Sellers. The contingent shares were initially recorded to contingently issuable shares, which is recorded within stockholder's equity and were reclassed to common stock and additional paid in capital upon issuance, on the condensed consolidating balance sheet date. As a result of the TRx Acquisition, the Company recorded goodwill of $14.3 million, of which $9.2 million was deductible for income taxes.
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
The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date. There were no measurement adjustments recorded through June 30, 2018. The purchase price of $30.0 million was allocated as follows:

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

Based on valuation estimates utilizing the income approach, a step-up in the value of inventory of $0.2 million was recorded in the opening balance sheet, of which approximately $0.1 million was charged to cost of product sales during the three and six months ended June 30, 2018.

The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the November 17, 2017 acquisition date.
The intangible assets acquired included a sales and marketing agreement with PAI with an original estimated useful life of two years; and the product marketing rights to Metafolin, Millipred, and Ulesfia, which are estimated to have useful lives of fifteen, four, and three years, respectively. The fair values of intangible assets, including product marketing rights, were determined using variations of the income approach, specifically the multi-period excess earnings method. Varying discount rates were also applied to the projected net cash flows. The Company believes the assumptions are representative of those a market participant would use in estimating fair value.
The Company received written notice to terminate the PAI Sales and Marketing Agreement in the second quarter of 2018. As a result the Company reassessed the fair value of the PAI sales and marketing agreement on that date (a level III non-recurring fair value measurement) and concluded due to the absence of future cash flows beyond the date of termination that the fair value was $0. An impairment charge was recognized in the three and six months ended June 30, 2018 in the amount of $1.7 million, representing the remaining net book value of the PAI sales and marketing agreement intangible asset on the date of assessment.

Pro Forma Impact of Business Combinations

The following supplemental unaudited pro forma information presents Cerecor’s financial results as if the acquisitions of the Avadel pediatric products business, which was completed on February 16, 2018, and of TRx, which was completed on November 17, 2017, had each occurred on January 1, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Pro forma	Pro forma	Pro forma	Pro forma

Total revenues, net	$4,785,138	$5,250,190	$10,972,913	$10,310,980
Net loss	$(5,991,125)	$(4,541,967)	$(10,935,919)	$(8,375,360)
Diluted net loss per share	$(0.19)	$(0.25)	$(0.34)	$(0.50)

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

As of June 30, 2018 and December 31, 2017, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other current liabilities, short term and long term debt, warrant liability, contingent consideration and the underwriters’ unit purchase option liability. The carrying amounts reported in the accompanying condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts. The estimated fair value of the Company’s long-term debt of $15.4 million as of June 30, 2018 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2018
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$52,589	$—	$—
Liabilities
Contingent consideration	$—	$—	$10,772,641
Warrant liability	$—	$—	$14,330
Unit purchase option liability	$—	$—	$40,179

	December 31, 2017
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$471,183	$—	$—
Liabilities
Contingent consideration	$—	$—	$2,576,633
Warrant liability	$—	$—	$8,185
Unit purchase option liability	$—	$—	$26,991
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

The warrant liability (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of June 30, 2018, include (i) volatility of 55%, (ii) risk free interest rate of 2.52%, (iii) strike price ($8.40), (iv) fair value of common stock ($4.34), and (v) expected life of 2.3 years.

The underwriters’ unit purchase option (the “UPO”) was issued to the underwriters of the Company's initial public offering ("IPO") in 2015 and provides the underwriters the option to purchase up to a total of 40,000 units. The units underlying the UPO will be, immediately upon exercise, separated into shares of common stock, underwriters’ Class A warrants and underwriters’ Class B warrants (such warrants together referred to as the Underwriters’ Warrants). The Underwriters’ Warrants are warrants to purchase shares of common stock (see Note 9 for additional information on the UPO). The Company classifies the UPO as a liability as it is a freestanding marked-to-market derivative instrument that is precluded from being classified in stockholders’ equity. The UPO liability is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the UPO is exercised, expires or other facts and circumstances lead the UPO to be reclassified to stockholders’ equity. The fair value of the UPO liability is estimated using a Black-Scholes option-pricing model within a Monte Carlo simulation model framework. The significant assumptions used in preparing the simulation model for valuing the UPO as of June 30, 2018, include (i) volatility range of 35% to 55%, (ii) risk free interest rate range of 1.77% to 2.52%, (iii) unit strike price ($7.48), (iv) underwriters’ Class A warrant strike price ($5.23), (v) underwriters’ Class B warrant strike price ($4.49) and (vi) fair value of underlying equity ($4.34).

The tables presented below are a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability, UPO liability and contingent consideration for the six months ended June 30, 2018 and 2017:

	Warrant liability	Unit purchase option liability	Contingent Consideration	Total
Balance at December 31, 2017	$8,185	$26,991	$2,576,633	$2,611,809
Issuance of contingent consideration	—	—	7,920,000	7,920,000
Change in fair value	6,145	13,188	276,008	295,341
Balance at June 30, 2018	$14,330	$40,179	$10,772,641	$10,827,150

	Warrant	Unit purchase
	liability	option liability	Total
Balance at December 31, 2016	$5,501	$51	$5,552
Change in fair value	(4,906)	6,556	1,650
Balance at June 30, 2017	$595	$6,607	$7,202

No other changes in valuation techniques or inputs occurred during three and six months ended June 30, 2018 and 2017. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and six months ended June 30, 2018 and 2017.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	June 30, 2018	December 31, 2017
Sales returns and allowances	$6,069,938	$3,829,030
Compensation and benefits	1,447,418	1,401,514
General and administrative	555,238	1,001,454
Royalties payable	846,251	743,010
Minimum sales commitment	819,375	—
Research and development expenses	224,496	299,480
Other	371,979	256,634
Total accrued expenses and other current liabilities	$10,334,695	$7,531,122

7. Agreements

Significant changes to our outstanding Agreements since December 31, 2017 are as follows:

Development Agreements

LiquiTime

On February 16, 2018, the Company entered into a Licensing and Development Agreement with Flamel Ireland Limited (“Avadel Ireland”), a subsidiary of Avadel, under which Avadel Ireland will develop and provide the Company with four stable product formulations utilizing its proprietary LiquiTime® and Micropump® technology. Upon transfer of the product formulations, the Company would assume all remaining development and regulatory costs. If approved and marketed, the Company would pay Avadel Ireland a royalty equal to 6.0% of net sales of such products.

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

8. Deerfield Obligation

In relation to the Company's acquisition of the Avadel pediatric products on February 16, 2018, the Company assumed an obligation that Avadel had to Deerfield CSF, (the "Deerfield Obligation"). Beginning in July 2018 through October 2020, the Company will pay a quarterly payment of $262,500 to Deerfield. In January 2021, a balloon payment of $15,250,000 is due. On the acquisition date, the Company determined the fair value of these payments to be $15,075,000 using a market participant's estimated cost of debt. Management performed a credit risk analysis that determined the Company's credit rating to be B to BB plus the yield on a ten-year treasury security. The difference between the gross value and fair value of these payments will be recorded as interest expense in the Company's condensed consolidated statements of operations through January 2021 using the effective interest method. Interest expense for the three months ended June 30, 2018 was $242,407. Interest expense for the six months ended June 30, 2018 was $351,566. The amounts due within the next year are included in current portion of long-term debt on the Company's condensed consolidated balance sheets. The amounts due in greater than one year are included in long-term debt, net of current portion, on the Company's condensed consolidated balance sheets. The Deerfield Obligation was $15.4 million as of June 30, 2018, of which $1.1 million is recorded as a current liability.

9. Capital Structure

According to the Company's amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock, common stock and preferred stock. As of June 30, 2018, the total number of shares of capital stock the Company was authorized to issue was 205,000,000 of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share. On April 27, 2017, the Company further amended its certificate of incorporation in connection with the closing of the Armistice Private Placement (as defined below) with the filing of a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (“Series A Preferred Stock”) of Cerecor Inc. (the “Certificate of Designation”). The Certificate of Designation authorized the issuance of 4,179 shares of Series A Preferred Stock to Armistice with a stated value of $1,000 per share, convertible into 11,940,000 shares of the Company’s common stock at a conversion price of $0.35 per share and was approved by its shareholders on June 30, 2017. On July 6, 2017, Armistice converted all of its outstanding shares of Series A Preferred Stock into common stock. Subsequent to the conversion of Armistice’s Series A Preferred Stock into common stock, Armistice has a majority voting control over the Company.

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

Contingently Issuable Shares

Under the terms of TRx acquisition noted above in Note 4, the Company was required to issue common stock having an aggregate value as calculated in the TRx Purchase Agreement on the Closing Date of $8.1 million (the “Equity Consideration”).  Upon closing, the Company issued 5,184,920 shares of its common stock.  Pursuant to the TRx Purchase Agreement, the issuance of the remaining 2,349,968 shares as a part of the Equity Consideration was subject to stockholder approval and entirely contingent upon gaining such stockholder approval at the Company's 2018 Annual Stockholder's Meeting. This approval was obtained in May 2018 and the remaining shares were issued to the TRx Sellers.

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

Common Stock Warrants

At June 30, 2018, the following common stock warrants were outstanding:

Number of shares	Exercise price	Expiration
underlying warrants	per share	date
80,966	$28.00	August 2018
4,551,600	$4.55	October 2018
40,000*	$5.23	October 2018
3,571	$28.00	December 2018
22,328*	$8.40	October 2020
2,380*	$8.68	May 2022
14,285,714	$0.40	June 2022
18,986,559
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

Upon the 2016 Plan Effective Date, the 2016 Plan reserved and authorized up to 600,000 additional shares of common stock for issuance, as well as 464,476 unallocated shares remaining available for grant of new awards under the 2015 Plan. An Amended and Restated 2016 Equity Incentive Plan (the "2016 Amended Plan) was approved by the Company's stockholders in May 2018 which increased the share reserve by an additional 1.4 million shares. During the term of the 2016 Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. As of June 30, 2018, there were 885,468 shares available for future issuance under the 2016 Plan.

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

For stock options issued to non‑employees, the Company measures the options at their fair value on the date at which the related service is complete. Expense is recognized over the period during which services are rendered by such non-employees until completed. At the end of each financial reporting period prior to the completion of the service, the fair value of the awards is remeasured using the then current fair market value of the Company's common stock and updated assumptions in the Black-Scholes option pricing model. Stock-based compensation expense includes expense related to stock options, restricted stock units and ESPP shares. The amount of stock-based compensation expense recognized for the three and six months ended June 30, 2018 and 2017 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$20,379	$33,217	$31,876	$80,783
General and administrative	549,199	222,526	756,581	507,180
Sales and marketing	38,853	—	62,798	—
Total stock-based compensation	$608,431	$255,743	$851,255	$587,963

Stock options with service-based vesting conditions

The Company has granted awards that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. A summary of option activity for the six months ended June 30, 2018 is as follows:

	Options Outstanding
	Number of shares	Weighted average exercise price	Grant date fair value of options	Weighted average remaining contractual term (in years)
Balance at December 31, 2017	2,823,489	$3.93		7.29
Granted	1,286,622	$3.80	$2,904,560
Exercised	(153,431)	$2.54
Forfeited	(352,106)	$2.07
Balance at June 30, 2018	3,604,574	$4.12		7.97
Exercisable at June 30, 2018	1,784,750	$4.88		6.59

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. As of June 30, 2018, the aggregate intrinsic value of options outstanding, was $3.8 million. The total grant date fair value of shares which vested during the six months ended June 30, 2018 was $418,661. The per‑share weighted‑average grant date fair value of the options granted during the six months ended June 30, 2018 was estimated at $2.27. There were 247,066 options that vested during the six months ended June 30, 2018 with a weighted average grant date fair value of $1.69.

Stock options with market-based vesting conditions

The Company has granted awards that contain market-based vesting conditions. Activity for the market-based options was as follows for the six months ended June 30, 2018:

Options Outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1)
Balance at December 31, 2017	—
Granted	500,000	$4.24
Exercised	—
Forfeited	—
Balance at June 30, 2018	500,000	$4.24	9.74	$50,000
Exercisable at June 30, 2018	—
(1) The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal period. Options with a market value less than its exercise value are not included in the intrinsic value amount.

The weighted-average grant-date fair value of stock options with market-based vesting conditions granted during the first six months of fiscal year 2018 was $2.52 per share or $1,260,000. At June 30, 2018, there was $1,142,568 of total unrecognized compensation cost related to nonvested market-based vesting conditions awards. This compensation cost is expected to be recognized over the next 2.6 years.

Stock-based compensation assumptions

The following table shows the assumptions used to compute stock-based compensation expense for stock options granted to employees and members of the board of directors under the Black-Scholes valuation model, and the assumptions used to compute stock-based compensation expense market-based stock option grants under a Monte Carlo simulation, for six months ended June 30, 2018:

Service-based options
Expected dividend yield	—%
Expected volatility	55 - 65%
Expected life (in years)	5.0 - 6.25
Risk-free interest rate	2.53 - 2.93%

Market-based options
Expected dividend yield	—%
Expected volatility	60%
Expected life (in years)	10
Risk-free interest rate	2.84%

Restricted Stock Award

The Company has granted restricted stock awards ("RSA") to certain employees. The Company measures the fair value of the restricted awards using the stock price on the date of the grant. The restricted shares vest annually over a four year period beginning on the first anniversary of the award. The stock compensation expense on this award for the six months ended June 30, 2018 was $110,647. At June 30, 2018, there was $1,585,353 of total unrecognized compensation cost related to the RSA grants. This compensation cost is expected to be recognized over the next 3.8 years.
The following table summarizes the Company's RSA grants for six months ended June 30, 2018:

	Non-vested RSAs Outstanding
	Number of shares	Weighted average grant date fair value
Non-vested RSAs at December 31, 2017	—	$—
Granted	400,000	$4.24
Vested	—	$—
Forfeited	—	$—
Non-vested RSAs at June 30, 2018	400,000

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

Upon the ESPP Effective Date, the Company reserved and authorized up to 500,000 shares of common stock for issuance under the ESPP. On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP shall automatically increase by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, and (ii) 500,000 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. The number of shares increased by 94,341 and 312,669 on January 1, 2017 and January 1, 2018, respectively. As of June 30, 2018, 806,390 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $10,952 for the six months ended June 30, 2018, which is included in the table above with all other stock-based compensation.

11. Income Taxes

The provision for income taxes was $16,351 and $39,664 for the three and six months ended June 30, 2018, respectively, and represents an increase in deferred tax liabilities related to indefinite lived intangibles as well as an insignificant amount of state income tax estimated to be due from product sales generated from our TRx acquisition in 2017.
The Tax Cuts and Jobs Act of 2017 ("TCJA") was passed late in the fourth quarter of 2017, ongoing guidance and accounting interpretation are expected over the next year, and significant data and analysis is required to finalize amounts recorded pursuant to the TCJA. In accordance with Accounting Bulletin No. 118, Income Tax Accounting Implications for the Tax Act (“SAB 118"), the Company considers the accounting for the deferred tax re-measurements and other items to be incomplete due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. SAB 118 allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, ongoing guidance and accounting interpretation are expected over the next year, and significant data and analysis is required to finalize amounts recorded pursuant to the Tax Act, the Company considers the accounting for the deferred tax re-measurements and other items to be incomplete due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118. The Company did not change any provisional estimates recognized in 2017 in the current quarter. Any adjustments to these amounts will be recorded to current tax expense in 2018 when the analysis is complete.

12. Commitments and Contingencies

The Company is party in various contractual disputes, litigation, and potential claims arising in the ordinary course of business. We do not believe that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

Office Lease

In 2013, the Company entered into a lease for corporate office space location in Baltimore, Maryland. The lease provided for three months of rent abatement and includes escalating rent payments. Rent expense is recognized on a straight‑line basis over the term of the lease. Rent expense under the lease amounted to approximately $44,000 and $88,000, respectively, for the three and six months ended June 30, 2018 and 2017. The lease expires on December 31, 2018. The Company's management is currently evaluating other office space for occupancy beyond 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or other similar words (including their use in the negative), or by discussions of future matters such as the development of product candidates or products, technology enhancements, possible changes in legislation, and other statements that are not historical. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II – Item 1A, “Risk Factors,” as well as in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on April 2, 2018 as amended on May 25, 2018, and in our other filings with the SEC. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2017 appearing in our Annual Report on Form 10-K filed with the SEC on April 2, 2018, as amended on May 25, 2018.

Overview

We are an integrated pharmaceutical company dedicated to making a difference in the lives of patients. We apply a disciplined decision making methodology as we evaluate the optimal allocation of our resources between investing in our current commercial product line, our development portfolio and acquisitions or in-licensing of new assets. The Company has a diverse portfolio of marketed products. Our marked products are led by our prescribed dietary supplements and prescribed drugs. Our prescribed dietary supplements include Poly-Vi-Flor and Tri-Vi-Flor which are prescription vitamin and fluoride supplements used in infants and children to treat or prevent deficiency of essential vitamins and fluoride, often caused by poor diet or low levels of fluoride in drinking water and other sources. Poly-Vi-Flor and Tri-Vi-Flor are available in various formulations, including an oral suspension and chewable tablets. The Company also markets a number of prescription drugs that treat a range of pediatric diseases, disorders and conditions. Cerecor's prescription drugs include Millipred®, Veripred®, Ulesfia®, Karbinal™ ER, AcipHex® Sprinkle™ and Cefaclor for Oral Suspension. Finally, the Company has one marketed medical device, Flexichamber™. The Company's pipeline is led by CERC-301, which is currently in a Phase I safety study for Neurogenic Orthostatic Hypotension ("nOH"). In March 2018, Cerecor gained clearance of its Investigational New Drug ("IND") application from the U.S. Food & Drug Administration to initiate clinical studies of CERC-301 in nOH. The Company is also developing one other clinical asset, CERC-611 and two preclinical stage compounds, CERC-406 and CERC-425.

Our portfolio of product candidates is summarized below:

•
CERC-301: Orphan Neurological Indication. CERC‑301 belongs to a class of compounds known as antagonists of the N‑methyl‑D‑aspartate, or NMDA, receptor, a receptor subtype of the glutamate neurotransmitter system that is responsible for controlling neurologic adaptation. We believe CERC‑301 selectively blocks the NMDA receptor subunit 2B, or NR2B (also called GluN2B). Given its specific mechanism of action and demonstrated tolerability profile, we believe CERC-301 may be well suited to address unmet medical needs in neurologic indications. We initiated a Phase I study in 2018 for neurogenic orthostatic hypotension (“nOH”), a condition that is part of a larger category called orthostatic hypotension (OH), which is also known as postural hypotension. nOH is caused by dysfunction in the autonomic nervous system and causes people to feel faint when they stand or sit up. We will continue to explore the use of CERC-301 in orphan neurologic conditions in preclinical and clinical studies.

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

For the six months ended June 30, 2018, the Company generated a net loss of $9.9 million and negative cash flows from operations of $0.6 million. As a result of the TRx and Avadel acquisitions, we expect our commercial operations to generate positive cash flows from the profits of our product sales. We apply a disciplined decision-making methodology as we evaluate the optimal allocation of our resources between investing in our current commercial product line, our development portfolio and acquisitions or in-licensing of new assets.

We may seek future funding for our development programs and operations from further offerings of equity or debt securities, non-dilutive financing arrangements such as federal grants, collaboration agreements or out-licensing arrangements. However, we may be unable to raise additional funds or enter into such other agreements or transactions on favorable terms, or at all.

Since inception, our operations have included organizing and staffing our company, acquiring strategic companies and commercial products, raising capital and developing our product candidates. We have incurred losses in most periods since our inception. As of June 30, 2018, we had an accumulated deficit of $68.1 million. We expect to use the profits from our commercial products for the expansion of our portfolio of commercial products, development of our product candidates, and operating expenses.

We have financed our operations primarily through a public offering, private placements of our common stock and convertible preferred stock, the issuance of debt and the sale of our rights to CERC-501. In August 2017, the Company sold its worldwide rights to CERC-501 to Janssen in exchange for initial gross proceeds of $25 million, of which $3.75 million was deposited into a twelve-month escrow to secure indemnification obligations to Janssen, as well as a potential future $20 million regulatory milestone payment. The terms of the agreement provide that Janssen will assume ongoing clinical trials and be responsible for any new development and commercialization of CERC-501. Our ability to remain profitable depends on our ability to continue to generate product gross profit, control spending related to research and development, control administrative and compliance costs associated with being a public company and control costs associated with the integration of commercial operations and related infrastructure. We expect that our existing cash and cash equivalents, together with the proceeds from the Janssen sale and anticipated revenue, will enable us to fund our operating expenses, capital expenditure requirements, and other non-operating cash payments such as principal payments on our outstanding debt balances through August 2019.

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

Additionally, Avadel will develop and provide us with four stable product formulations of our choosing, utilizing its proprietary LiquiTime™ and Micropump® technology. Three of these development projects are underway. We will reimburse Avadel for any approved costs associated with the development of the Avadel Products in excess of $1.0 million in aggregate. Upon transfer of the Avadel Products formulations, we will assume all remaining development and regulatory costs.

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

The acquisition of TRx and its subsidiaries is a pivotal move in our strategic shift towards becoming an integrated pharmaceutical company. Operationally, we believe the transaction adds a highly-effective commercial unit that will drive a solid, profitable revenue stream to help us advance our pipeline of drug candidates for rare neurologic diseases.

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

The Company's estimate for returns and allowances may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel. If we become aware of an increase in the level of inventory of its products in the distribution channel, we consider the reasons for the increase to determine whether we believe the increase is temporary or other-

than-temporary. Increases in inventory levels assessed as temporary will not result in an adjustment to the provision for returns and allowances. Conversely, other-than-temporary increases in inventory levels may be an indication that future product returns could be higher than originally anticipated and, accordingly, we may need to adjust the provision for returns and allowances. Some of the factors that may be an indication that an increase in inventory levels will be other-than-temporary include:

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

Sales Force Revenue
Pursuant to a Marketing Agreement with Pharmaceutical Associates, Inc. (“PAI”), we received a monthly marketing fee to promote, market and sell certain products on behalf of PAI. We also received a matching fee payment for each month of the term of the Marketing Agreement if certain provisions calculated in accordance with the terms and inputs set forth in the Marketing Agreement are met. Marketing fees and any matching payments are recognized as sale force revenue when all the performance obligations have been satisfied, as invoiced on a month basis. This contract was terminated in April 2018.

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

The Company has not made significant changes to the judgments made in applying ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") for the three and six months ended June 30, 2018.

Cost of Product Sales
Cost of product sales is comprised of (i) costs to acquire products sold to customers; (ii) royalty, license payments and other agreements granting the Company rights to sell related products; (iii) distribution costs incurred in the sale of products; (iv) the value of any write-offs of obsolete or damaged inventory that cannot be sold and (v) accruals for minimum sale obligations.

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred developing, testing and seeking marketing approval for our product candidates. These costs include both external costs, which are study‑specific costs, and internal research and development costs, which are not directly allocated to our product candidates.

External costs include:

•	expenses incurred under agreements with third‑party contract research organizations and investigative sites that conduct our clinical trials, preclinical studies and regulatory activities;

•	payments made to contract manufacturers for drug substance and acquiring, developing and manufacturing clinical trial materials;

•	payments related to acquisitions of our product candidates and preclinical platform; and

•	milestone payments, and fees associated with the prosecution and maintenance of patents.
Internal costs include:

•	personnel‑related expenses, including salaries, benefits and stock‑based compensation expense and travel expenses;

•
consulting costs related to our internal research and development programs; allocated facilities, depreciation and other expenses, which include rent and utilities, as well as other supplies and licensing fees;

•	software licensing;

•	questionnaire costs; and

•	product liability insurance.
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
As of June 30, 2018, we had three full-time employees who were primarily engaged in research and development.

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

 Sales and Marketing Expenses

Sales and marketing expenses consist primarily of professional fees, advertising and marketing cost and salaries, contractual costs and benefits and related costs for sales and sales support personnel, including stock‑based compensation and travel expenses.

Amortization Expense

Amortization expense includes the amortization of the Company's acquired intangible assets.

Impairment of Intangible Assets

Impairment of intangible assets includes any impairment charges related to the Company's acquired intangible assets. The Company received written notice to terminate the PAI Sales and Marketing Agreement in the second quarter of 2018. An impairment charge was recognized in the three and six months ended June 30, 2018 in the amount of $1.7 million, representing the remaining net book value of the PAI sales and marketing agreement intangible asset.

Change in Contingent Consideration, Fair Value of Warrant Liability and Unit Purchase Option Liability

In 2014, we issued warrants to purchase 625,208 shares of Series B convertible preferred stock. Upon the closing of our initial public offering, or IPO, in October 2015 these warrants became warrants to purchase 22,328 shares of common stock, in accordance with their terms. These warrants represent a freestanding financial instrument that is indexed to an obligation, which we refer to as the Warrant Liability. These warrants are classified as a liability at fair value. This liability is remeasured at each balance sheet date and the change in fair value is recorded within our statement of operations. The warrants expire in October 2020.

As part of our IPO, the underwriter received a unit purchase option, or UPO, to purchase up to 40,000 units, whereby a unit is comprised of one share of our common stock, one Class A warrant to purchase one share of our common stock and one Class B warrant to purchase one-half share of our common stock. The Class B warrants expired in April 2017. The UPO is classified as a liability at its respective fair value. This liability is remeasured at each balance sheet date and the change in fair value is recorded within our statement of operations. The UPO expires in October 2020.

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

Non-GAAP Financial Metrics

In addition to disclosing financial results that are determined in accordance with GAAP, we also use the following non-GAAP financial metrics to understand and evaluate our operating performance:

EBITDA, which we define as GAAP net income adjusted to exclude (i) taxes, (ii) interest expense, (iii) interest income, (iv) depreciation, (v) amortization of intangible assets, and (vi) inventory step-up adjustment recognized in earnings;

Adjusted EBITDA, which we define as EBITDA as defined above further adjusted to exclude (i) share-based compensation expense, (ii) change in fair value of contingent consideration, warrant liability and unit purchase option liability (iii) one-time severance payments, (iv) restructuring costs, (v) acquisition and integration-related expenses, (vi) impairment of intangible assets, and (vii) arbitration costs related to the Lachlan transaction which is further described in Item 1.

We changed our definition of Adjusted EBITDA during the second quarter of 2018 to exclude: change in fair value of contingent consideration, warrant liability and unit purchase option liability; and impairment of intangible assets. We changed our definition of Adjusted EBITDA to provide a more transparent and comparable view of financial performance. Accordingly, all prior periods reflected in the below table have been recast to reflect the current definition.

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

The following tables present reconciliations of these non-GAAP financial metrics to the most directly comparable GAAP financial measure for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)
GAAP Net loss	$(6,007)	$(1,799)	$(9,890)	$(3,759)
Adjustments:
Income tax expense	16	—	40	—
Interest expense, net	242	26	343	83
Amortization of intangible assets	1,233	—	2,250	—
Depreciation	6	6	12	6
Inventory step-up adjustment recorded in earnings	132	—	177	—
EBITDA	$(4,378)	$(1,767)	$(7,068)	$(3,670)
Non-GAAP Adjustments:
Share based compensation	608	256	851	588
Change in fair value of contingent consideration, warrant liability and unit purchase option liability	9	(2)	295	2
Restructuring costs	—	—	213	—
Acquisition and integration related expenses	361	—	678	—
Impairment of intangible assets	1,702	—	1,702	—
Lachlan legal arbitration costs	437	—	860	—
Total Non-GAAP Adjustments	3,117	254	4,599	590
Adjusted EBITDA	$(1,261)	$(1,513)	$(2,469)	$(3,080)

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our revenue for the three months ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017

	(in thousands)
Product revenue, net	$4,711	$—
Sales force revenue	$74	$—
Grant revenue	$—	$158

Product Revenue, net

Product revenue, net was $4.7 million for the three months ended June 30, 2018, and represents revenues from the sale of our pediatric products. There were no product revenues reported for the three months ended June 30, 2017.

Sales Force Revenue

Sales force revenue was $0.1 million for the three months ended June 30, 2018. There are no sales force revenues reported for three months ended June 30, 2017. The PAI contract was terminated in second quarter of 2018 and we do not expect additional sales force revenue from this contract.

Grant Revenue

There was no grant revenue for the three months ended June 30, 2018, compared to $0.2 million for the three months ended June 30, 2017. Our grant revenues related to CERC-501 and were dependent upon the timing and progress of the underlying studies and development activities. The grant revenue and study costs related to these grants were discontinued with the sale of CERC-501 to Janssen in 2017.

Cost of Product Sales

Cost of product sales was $1.4 million for the three months ended June 30, 2018, and relate to the cost of product sales from our recently acquired pediatric products. There are no costs of product sales reported for the three months ended June 30, 2017.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017

	(in thousands)
Preclinical expenses	$396	$24
Clinical expenses	351	186
CMC expenses	33	27
Internal expenses not allocated to programs:
Salaries, benefits and related costs	236	199
Stock-based compensation expense	20	34
Other	47	24
	$1,083	$493

Research and development expenses were $1.1 million for the three months ended June 30, 2018, increased by $0.6 million compared to the three months ended June 30, 2017. Preclinical expenses increased by $0.4 million from the three months ended June 30, 2017, primarily due to toxicology studies in support of clinical development. Clinical costs increased by $0.2 million from the prior year period primarily due to start-up activities for our CERC-301 clinical study in nOH.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017

	(in thousands)
Salaries, benefits and related costs	$836	$589
Legal, consulting and other professional expenses	1,543	523
Stock-based compensation expense	549	222
Other	114	105
	$3,042	$1,439

General and administrative expenses were $3.0 million for the three months ended June 30, 2018, increased by $1.6 million compared to the three months ended June 30, 2017. Salaries, benefits and related costs increased by $0.2 million due to the bonus accrual as there was no bonus accrued in the prior year. Legal, consulting and other professional expenses increased by $1.0 million primarily as a result of the legal, compliance and integration costs associated with our acquisitions. Stock-based compensation expense increased by $0.3 million.

Sales and Marketing Expenses

The following table summarizes our sales and marketing expenses for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017

	(in thousands)
Salaries, benefits and related costs	$1,424	$—
Logistics, insurance and other commercial operations expenses	75	—
Stock-based compensation expense	39	—
Advertising and marketing expense	136	—
Contract related expenses	342	—
Other	26	—
	$2,042	$—

The Company began to incur sales and marketing expenses on November 17, 2017. These costs were $2.0 million for the three months ended June 30, 2018. Salaries, benefits and related costs were $1.4 million as a result of obtaining sales and sales support personnel, in connection with our recent acquisitions. Logistics, insurance and other commercial operations expenses were $0.1 million in order to support commercial operations. Advertising and marketing expenses were incurred to support the portfolio of pediatric drug products for sale. Finally, contract related expenses were incurred as a result of the Avadel Pediatric Products acquisitions.

Amortization Expense

The following table summarizes our amortization expense for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Amortization of intangible assets	$1,233	$—

Amortization expense was $1.2 million for the three months ended June 30, 2018. No amortization expense was recognized for the three months ended June 30, 2017. The amortization expense relates to the acquisition of intangible assets as part of the TRx and Avadel Pediatric Products acquisitions.

Impairment of Intangible Assets

The company recorded impairment of intangible asset expense of $1.7 million for the three months ended June 30, 2018 due to the impairment of the PAI sales and marketing agreement intangible upon termination of the corresponding agreement. No expense related to impairment of intangible assets was recognized for the three months ended June 30, 2017.

Income Tax Expense

The provision for income taxes was 16,351 for the three months ended June 30, 2018. The provision for income taxes is composed of state income tax for one of the Company's wholly owned subsidiaries. Our annual effective tax rate as of June 30, 2018 was approximately 0%.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our revenue for the six months ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017

	(in thousands)
Product revenue, net	$8,971	$—
Sales force revenue	$297	$—
Grant revenue	$—	$542

Product Revenue, Net

Product revenue, net was $9.0 million for the six months ended June 30, 2018, and represents revenues from the sale of our pediatric products. There were no product revenues reported for the six months ended June 30, 2017.

Sales Force Revenue

Sales force revenue was $0.3 million for the six months ended June 30, 2018. There are no sales force revenues reported for six months ended June 30, 2017. The PAI contract was canceled during the second quarter of 2018, and we do not expect additional sales force revenue from the contract.

Grant Revenue

There was no grant revenue for the six months ended June 30, 2018, compared to $0.5 million for the six months ended June 30, 2017. Our grant revenues related to CERC-501 and were dependent upon the timing and progress of the underlying studies and development activities. The grant revenue and study costs related to these grants were discontinued with the sale of CERC-501 to Janssen in 2017.

Cost of Product Sales

Cost of product sales was $2.3 million for the six months ended June 30, 2018, and relate to the cost of product sales from our recently acquired pediatric products. There are no costs of product sales reported for the six months ended June 30, 2017.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017

	(in thousands)
Preclinical expenses	$1,282	$71
Clinical expenses	649	361
CMC expenses	140	319
Internal expenses not allocated to programs:
Salaries, benefits and related costs	485	549
Stock-based compensation expense	32	83
Other	144	64
	$2,732	$1,447

Research and development expenses increased by $1.3 million compared to the same period in 2017. Preclinical expenses increased by $1.2 million compared to six months ended June 30, 2017, primarily due to toxicology studies in support of clinical development. Clinical costs increased by $0.3 million for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to start-up activities for our CERC-301 clinical study in nOH. CMC costs decreased $0.2 million for the six months ended June 30, 2018 compared to the same period in 2017 due to higher prior year spending on clinical trial material stability and drug product to support clinical development.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017

	(in thousands)
Salaries, benefits and related costs	$1,475	$922
Legal, consulting and other professional expenses	3,527	1,103
Stock-based compensation expense	757	505
Other	190	239
	$5,949	$2,769

General and administrative expenses increased by $3.2 million for the six months ended June 30, 2018 compared to the same period in 2017. Salaries, benefits and related costs increased by $0.6 million for the six months ended June 30, 2018 compared to the same period of 2017 due to the current year recognition of severance costs of senior executives that resigned in 2018. Legal, consulting and other professional expenses increased by $2.4 million compared to the same period of 2017 primarily as a result of the legal, compliance and integration costs associated with our acquisitions. Stock-based compensation expense also increased by $0.3 million over the same period comparison.

Sales and Marketing Expenses

The following table summarizes our sales and marketing expenses for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017

	(in thousands)
Salaries, benefits and related costs	$2,629	$—
Logistics, insurance and other commercial operations expenses	168	—
Stock-based compensation expense	63	—
Advertising and marketing expense	312	—
Contract related expenses	342	—
Other	64	—
	$3,578	$—

The Company began to incur sales and marketing expenses on November 17, 2017. Salaries, benefits and related costs were a result of obtaining sales and sales support personnel in connection with our recent acquisitions. Logistics, insurance and other commercial operations expenses were incurred in order to support commercial operations. Advertising and marketing expenses were incurred to support the portfolio of pediatric drug products for sale. Finally contract related expenses were incurred as a result of the Avadel Pediatric Products acquisitions.

Amortization Expense

The following table summarizes our amortization expense for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Amortization of intangible assets	$2,250	$—

No amortization expense was recognized for the six months ended June 30, 2017. The amortization expense in 2018 relates to the acquisition of intangible assets as part of the TRx and Avadel Pediatric Products acquisitions.

Impairment of Intangible Assets

The company recorded impairment of intangible asset expense of $1.7 million for the six months ended June 30, 2018 due to the impairment of the PAI sales and marketing agreement intangible upon termination of the corresponding agreement. No expense related to impairment of intangible assets was recognized for the six months ended June 30, 2017.

Income Tax Expense

The provision for income taxes was $39,664 for the six months ended June 30, 2018. Our annual effective tax rate as of June 30, 2018 was approximately 0%.

Liquidity and Capital Resources

Historically, we have devoted most of our cash resources to research and development, general and administrative activities and our acquisitions. We plan to use operating cash flows generated by sales of our marketed pediatric products to fund our drug development and clinical trials. We apply a disciplined decision-making methodology as we evaluate the optimal allocation of our resources between investing in our current commercial product line, our development portfolio and acquisitions or in-licensing of new assets.

The Company applies a disciplined decision making methodology as it evaluates the optimal allocation of the Company's resources between investing in the Company's current commercial product line, the Company's development portfolio and acquisitions or in-licensing of new assets in order to meet its cash flow needs. For the six months ended June 30, 2018, Cerecor generated a net loss of $9.9 million and negative cash flow from operations of $0.6 million. As of June 30, 2018, Cerecor had an accumulated deficit of $68.1 million and a balance of $2.2 million in cash and cash equivalents. The Company anticipates receiving $3.8 million in August 2018 from escrow from the sale of worldwide rights to CERC-501 to Janssen. The Company plans to use this cash and the anticipated positive cash flows from the Company's commercial operations to offset costs related to its preclinical programs, clinical development for CERC-301 and CERC-611, business development, costs associated with its organizational infrastructure and debt principal and interest payments to be incurred from the acquisition of Avadel products. The Company, however, may require additional financing to continue to execute its clinical development strategy and/or fund future operations. The Company plans to meet its capital requirements primarily through operating cash flows from product sales and potentially some combination of equity or debt financings, collaborations, or out-licensing arrangements, strategic alliances, federal and private grants, marketing, distribution or licensing arrangements.

We expect that our existing cash and cash equivalents, together with the proceeds from the Janssen sale and anticipated revenue, will enable us to fund our operating expenses, capital expenditure requirements, and other non-operating cash payments such as principal payments on our outstanding debt balances through August 2019.

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

Deerfield Debt Obligation

	June 30,	December 31,
	2018	2017

Deerfield Obligation	$15,426,566	$—
Less: debt discount	—	—
Deerfield Obligation, net of debt discount	15,426,566	—
Less: current portion	1,050,000	—
Long term debt, net of current portion and debt discount	$14,376,566	$—

Beginning in July 2018 through October 2020, we will pay a quarterly payment of $0.3 million to Deerfield. In January 2021, a balloon payment of $15.3 million is due. On the acquisition date, we determined the fair value of these payments to be $15.1 million using its estimated cost of debt. Management performed a credit risk analysis that determined the Company's credit rating to be B to BB plus the yield on a ten-year treasury security. The difference between the gross value and fair value of these payments will be recorded as interest expense in the Company's condensed consolidated statements of operations through January 2021 using the effective interest method. Interest expense for the six months ended June 30, 2018 was $0.3 million. The amounts due within the next year are included in current portion of long-term debt on our condensed consolidated balance sheets. The amounts due in greater than one year are included in long-term debt on our condensed consolidated balance sheets.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017

	(in thousands)
Net cash provided by (used in):
Operating activities	$(614)	$(3,996)
Investing activities	(26)	(2)
Financing activities	399	4,332
Net increase (decrease) in cash and cash equivalents	$(241)	$335

Net cash used in operating activities

Net cash used in operating activities was $0.6 million for the six months ended June 30, 2018 and consisted primarily of a net loss of $9.9 million, offset by non-cash stock-based compensation expense of $0.9 million, depreciation and amortization of $2.3 million, impairment of intangible assets of $1.7 million and changes in working capital, primarily, an increase in accrued expenses of $2.4 million and an increase in accounts payable of $1.6 million.

Net cash used in operating activities was $4.0 million for the six months ended June 30, 2017 and consisted primarily of a net loss of $3.8 million and cash provided by changes in working capital of $0.9 million, partially offset by non-cash stock-based compensation expense of $0.6 million.

Net Cash Used in Investing Activities

Our net cash used in investing activities was $25,932 for the six months ended June 30, 2018, and $1,801 for the six months ended June 30, 2017 primarily for the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2018 primarily from the proceeds from option and warrant exercises.

Net cash provided by financing activities was $4.3 million for the six months ended June 30, 2017, which primarily consisted of net proceeds of $4.6 million from a private placement of equity securities to Armistice Capital Master, $1.7 million from the sale of common stock to Aspire Capital and Maxim Group under their Purchase and Distribution Agreement offset by principal payments on our term loan of $1.8 million.

Operating and Capital Expenditure Requirements

For the six months ended June 30, 2018, the Company generated a net loss of $9.9 million and negative cash flows from operations of $0.6 million. Our commercial operations are expected to generate positive cash flows from the sales of our marketed products.

We expect to continue to incur significant legal, accounting and other expenses related to the integration of the recent TRx and Avadel acquisitions. In addition, the Sarbanes‑Oxley Act, as well as rules adopted by the Securities and Exchange Commission, or SEC, and the NASDAQ Stock Market, requires public companies to implement and maintain specified corporate governance practices. These rules and regulations require certain legal and financial compliance costs and will make some activities more time‑consuming and costly. We may also acquire or in‑license new product candidates for commercialization or development. We expect that our existing cash and cash equivalents, together with the proceeds from the Janssen sale and anticipated revenue, will enable us to fund our operating expenses, capital expenditure requirements, and other non-operating cash payments such as principal payments on our outstanding debt balances through approximately August 2019. However, we might require substantial additional financing to fund our operations and to continue to develop our product candidates. The development of management’s forecast of cash flows includes a number of assumptions related to the timing and magnitude of cash inflows and outflows. The Company has based these assumptions on its experience since the TRX and Acquired Products acquisitions which it believes is reasonable under the circumstances. Actual results may differ from these assumptions. If the Company is unable to generate sufficient cash flows from gross profits from product sales or is unable to obtain additional financing the Company’s operating results and prospects could be negatively affected.

We may have to seek funding for our operations from further offerings of equity or debt securities, non-dilutive financing arrangements such as federal grants, collaboration agreements or out-licensing arrangements, and to explore strategic alternatives such as an acquisition, merger, or business combination. Our future capital requirements will depend on many forward‑looking factors, including:

•	profits of our marketed products

•	the progress of clinical trials for CERC-301 and any changes to our development plan with respect to CERC-301 or our other developmental compounds, if any;

•	our plan and ability to enter into collaborative agreements for the development and commercialization of our product candidates;

•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, both in the United States and in territories outside the United States;

•	the costs, timing and outcome of regulatory review of our product candidates or any future product candidates, both in the United States and in territories outside the United States;

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

In Part I, Item 4 “Controls and Procedures” in the Company’s Form 10-Q for the fiscal quarter ended March 31, 2018, as amended on July 27, 2018 (the “First Quarter 2018 Form 10-Q”), our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by the First Quarter 2018 Form 10-Q due to errors and inconsistencies in prior reports we filed under the Exchange Act. The reasons identified for past errors and inconsistencies in Exchange Act reports were properly remediated, in the judgment of our management, including the judgment of our principal executive officer and our principal financial officer, during the fiscal quarter ended June 30, 2018.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 10, 2016, Zylera informed Lachlan that a market change had occurred due to the introduction of Arbor Pharmaceutical’s lice product, Sklice®.  According to the terms of the Lachlan distribution agreement, if as a result of a Market Change, Zylera’s annual net sales of Ulesfia fall below $20 million, Zylera’s minimum payment obligation to Lachlan is void. On June 5, 2017, Lachlan and Zylera entered into joint legal representation along with other unrelated third parties in negotiation and arbitration of a dispute with Summers Laboratory, Inc regarding the existence of a Market Change and the concomitant obligations of the parties to the original asset purchase agreement with Summers, and the downstream licensees, which include Lachlan and Zylera.  On July 23-27, 2018, evidence and argument concerning the Market Change dispute was submitted to a three person arbitration panel in New York City.  The parties have been directed to submit further briefs on August 17, 2018, and to participate in oral argument on August 24, 2018.  The arbitration panel is expected to render a decision on the issue in late September or early October 2018.   The Company has not made any payments to Lachlan under the Lachlan Agreement subsequent to the acquisition date.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 2, 2018 and amended on May 25, 2018, which could materially affect our business, financial condition or future results. Our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results of operations and the trading price of our common stock.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Cerecor Inc. (incorporated by reference to Exhibit 3.1.2 to the Current Report on Form 8-K filed on May 17, 2018).

3.2	Cerecor Inc. Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.1 to the Current Report on Form 8-K filed on May 17, 2018).

10.1#	Employment Agreement, dated January 22, 2018, by and between Cerecor Inc. and Matthew Phillips (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 10, 2018).

10.2#	Employment Agreement, dated April 23, 2018, by and between Cerecor Inc. and James A. Harrell, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 27, 2018).

10.3#
Separation and Release Agreement, dated April 23, 2018, by and between Cerecor, Inc. and Robert Moscato (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 27, 2018).

10.4#	Cerecor Inc. Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 17, 2018).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

#   Management contract or compensatory agreement.
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

Cerecor Inc.

Date: August 9, 2018	/s/ Peter Greenleaf
Peter Greenleaf
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: August 9, 2018	/s/ Joseph M. Miller
Joseph M. Miller
Chief Financial Officer (Principal Financial Officer)