Form 10-K/A
period 2017-12-31
Cerecor Inc.
filed 2018-09-07
CIK 1534120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Cerecor Inc. (the “Company”) is filing this Amendment No. 2 (“Amendment No. 2”) to its Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018 (the “Original Filing”), as amended by Form 10-K/A (Amendment No. 1) filed on May 25, 2018 (together with the Original Filing, the “Amended Original Filing”) for the sole purpose of providing a new consent of the Company’s independent registered public accounting firm to provide a full list of references to registration statements into which the independent registered accounting firm’s report, dated April 2, 2018, may be incorporated by reference.

In accordance with applicable SEC rules, this Amendment No. 2 includes new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer dated as of the date of filing of this Amendment No. 2. Because no financial statements have been included in this Amendment No. 2 and this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

This Amendment No. 2 consists solely of the preceding cover page, this explanatory note, Part IV, Item 15, “Exhibits and Financial Statement Schedules,” in its entirety, the signature page, Exhibit 23.1, and the new certifications from the Company’s Principal Executive Officer and Principal Financial Officer, which are Exhibits 31.1 and 31.2, respectively.

Except as set forth above, the Amended Original Filing has not been amended, updated or otherwise modified, and does not reflect events occurring after April 2, 2018, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing, the Amended Original Filing and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

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

3.1	Amended and Restated Certificate of Incorporation of Cerecor Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 20, 2015).

Exhibit Number	Description of Exhibit
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

Exhibit Number	Description of Exhibit
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

10.10 .1+	Amendment to Offer Letter Agreement by and between Cerecor Inc. and Mariam Morris, effective as of March 9, 2017.

10.11 +	Employment Agreement by and between Cerecor Inc. and Uli Hacksell, effective January 1, 2016 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on March 23, 2016).

10.12 +	Separation Agreement by and between Cerecor Inc. and Blake Paterson, effective January 9, 2016 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on March 23, 2016).

Exhibit Number	Description of Exhibit
10.13 +	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on September 8, 2015).

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

10.25+

Employment Agreement by and between Cerecor Inc. and Robert C. Moscato, Jr., effective November 21, 2017 (incorporated by reference to exhibit 10.25 to the Annual Report on Form 10-K on April 2, 2018).

Exhibit Number	Description of Exhibit
21.1	List of Subsidiaries of the Registrant (incorporated by reference to exhibit 21.1 to the Annual Report on Form 10-K on April 2, 2018).

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to exhibit 32.1 to the Annual Report on Form 10-K on April 2, 2018).

101.INS	XBRL Instance Document (incorporated by reference to exhibit 23.1 to the Annual Report on Form 10-K on April 2, 2018).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to the Annual Report on Form 10-K on April 2, 2018).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to the Annual Report on Form 10-K on April 2, 2018).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to the Annual Report on Form 10-K on April 2, 2018).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (incorporated by reference to the Annual Report on Form 10-K on April 2, 2018).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (incorporated by reference to the Annual Report on Form 10-K on April 2, 2018).

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

Date: September 7, 2018