Form 10-K/A
period 2018-12-31
Cerecor Inc.
filed 2019-04-23
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K/A
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule12b-2 of the Exchange Act.

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

As of April 12, 2019, there were 42,753,659 outstanding shares of the registrant’s common stock, par value $0.001 per share.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Cerecor Inc. (the "Company," "Cerecor," "we," "us" or "our") for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 18, 2019 (the “Original 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K.  At the time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2019 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company will not file the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required.

As a result, Part III, Items 10-14 of the Company's Original 10-K are hereby amended and restated in their entirety.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original 10-K, and such disclosure in, or exhibits to, the Original 10-K remain unchanged and speak as of the date of the filing of the Original 10-K.  In particular, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS
The Board currently consists of six members, each of which serve for a one-year term or until a successor has been elected and qualified. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors in office. A director elected by the Board to fill a vacancy, including vacancies created by an increase in the number of directors, shall serve for the remainder of the year term and until the director’s successor is duly elected and qualified.

Pursuant to the Securities Purchase Agreement dated April 27, 2017, as long as Armistice Capital Master Fund Ltd. (an affiliate of Armistice Capital, LLC and collectively “Armistice”), maintains beneficial ownership of at least 13% of our outstanding common stock, Armistice, exclusively and as a separate class, has the right to designate two directors to our Board, and as along as Armistice maintains beneficial ownership of at least 10% of our outstanding common stock, Armistice, exclusively and as a separate class, has the right to designate one director. Armistice's Chief Investment Officer, Steven Boyd, currently sits on the Board.

Name	Age	Director Since	Position with Cerecor
Simon Pedder	58	April 2018	Director and Executive Chairman
Steven J. Boyd	38	May 2017	Director
Peter Greenleaf	49	May 2017	Director
Phil Gutry	45	April 2015	Director
Uli Hacksell, Ph.D.	68	May 2015	Director
Magnus Persson, M.D., Ph.D.	58	April 2012	Director

The following is a brief biography of each current director.

Simon C. Pedder, Ph.D. Dr. Pedder, age 58, has served on our Board since April 2018 and was appointed our Executive Chairman of the Board in April 2019. Dr. Pedder currently serves as the Chief Business and Strategy Officer, Proprietary Products at Athenex, Inc (NASDAQ: ATNX), a global biopharmaceutical company dedicated to the discovery, development, and commercialization of novel therapies for treatment of cancer. Dr. Pedder has had a long career in drug development, including leadership roles as President and Chief Executive Officer of Cellectar Biosciences from April 2014 to June 2015, and President and Chief Executive Officer of Chelsea Therapeutics from May 2004 to July 2012. Previously he was Vice President of Oncology Pharma Business at Hoffmann-LaRoche, Life Cycle Leader and Global Project Leader of Pegasys/IFN and Head of Hepatitis Franchise at Hoffmann-LaRoche, and Vice President and Head of Drug Development at Shearwater Corporation. Formerly, he was faculty in the Department of Pharmacology in the College of Medicine at the University of Saskatchewan, where he obtained his Ph.D. in Pharmacology. In addition, Dr. Pedder obtained a Master of Science in Toxicology from Concordia University, a Bachelor of Science in Environmental Studies from the University of Waterloo and completed the Roche-sponsored Pharmaceutical Executive Management Program at Columbia Business School. Our Board believes that Dr. Pedder’s extensive experience in management of public life sciences and biotechnology companies, and in drug development and commercialization make him a valuable member of our Board. Furthermore, our Board believes that the Dr. Pedder's wealth of clinical, regulatory, and operations experience with the Company make him particularly well qualified to be our Executive Chairman.
Steven J. Boyd. Mr. Boyd, age 38, has served on our Board since May 2017. He is the Chief Investment Officer of Armistice Capital, a long-short equity hedge fund focused on the health care and consumer sectors based in New York City. Previously, Mr. Boyd had been a Research Analyst at Senator Investment Group, York Capital, and SAB Capital Management, where he focused on health care. Mr. Boyd began his career at McKinsey & Company. Mr. Boyd received a B.S. in Economics as well as a B.A. in Political Science from The Wharton School of the University of Pennsylvania. Our Board believes that Mr. Boyd’s experience in the capital markets and strategic transactions, and his focus on the healthcare industry makes him a valuable member of our Board.
Peter Greenleaf. Mr. Greenleaf, age 49, has served on our Board since May 2017. Mr. Greenleaf served as our Chief Executive Officer from March 2018 to April 2019. Mr. Greenleaf currently serves as the Chief Executive Officer and director of Aurinia Pharmaceuticals Inc. (NASDAQ: AUPH), which is focused on developing innovative products for patients living with debilitating diseases. From March 2014 to February 2018, Mr. Greenleaf served as Chief Executive Officer and Chairman of the Board of Directors of Sucampo Pharmaceuticals, Inc. (NASDAQ: SCMP). Sucampo was focused on the development and commercialization of medicines to meet major unmet medical needs of patients suffering from rare diseases. Sucampo was sold in February 2018 to U.K. pharmaceutical Mallinkrodt PLC. From June 2013 to March 2014, Mr. Greenleaf served as Chief Executive Officer and a member of the board of directors of Histogenics Corporation, a regenerative medicine company. From 2006 to 2013, Mr. Greenleaf was employed by MedImmune LLC, the global biologics arm of AstraZeneca, where he most recently served as President. From January 2010 to June 2013, Mr. Greenleaf also served as President of MedImmune Ventures, a wholly owned venture capital fund within the AstraZeneca Group. Prior to serving as President of MedImmune, Mr. Greenleaf was Senior Vice President, Commercial Operations of the company, responsible for its commercial, corporate development and strategy functions. Mr. Greenleaf has also held senior commercial roles at Centocor, Inc. (now Janssen Biotechnology, Johnson & Johnson) from 1998 to 2006, and at Boehringer Mannheim (now Roche Holdings) from 1996 to 1998. Mr. Greenleaf currently chairs the Maryland Venture Fund Authority, whose vision is to oversee implementation of Invest Maryland, a public-private partnership to spur venture capital investment in the state. He is also currently a member of the board of directors of Companies Antares Pharmaceuticals, Inc (NASDAQ: ATRS), EyeGate Pharmaceuticals, Inc (NASDAQ: EYEG), and Chairman of the board of directors of BioDelivery Sciences International, Inc (NASDAQ: BDSI). Mr. Greenleaf earned a M.B.A degree from St. Joseph’s University and a B.S. degree from Western Connecticut State University. Our Board believes that Mr. Greenleaf’s experience in the biopharmaceutical industry makes him a valuable member of our Board.
Phil Gutry. Mr. Gutry, age 45, has served on our Board since April 2015. Mr. Gutry has 20 years of experience in the biopharmaceutical industry in a variety of senior investment, business development, and strategic roles. Mr. Gutry currently serves as Chief Business Officer at Kronos Bio. He previously led oncology business development and strategy serving as Executive Director, Business Development at Regeneron Pharmaceuticals, Inc., an integrated biopharmaceutical company from July 2015 through October 2018. From May 2011 to June 2015, Mr. Gutry served as Principal at MPM Capital where he led new company formation and venture investments in oncology and neuroscience, and managed MPM's pharmaceutical partnerships with Janssen and Astellas. Prior to joining MPM Capital, Mr. Gutry worked in corporate development at Gilead Sciences, Inc., a research-based biopharmaceutical company, where he focused on M&A and licensing in oncology, respiratory, liver, and infectious diseases. Mr. Gutry previously worked at Riverside Partners, LLC, a health-care focused private equity firm, where he invested in commercial-stage life science companies. He began his career with The Wilkerson Group, a healthcare focused consulting firm. Mr. Gutry received his M.B.A. in Healthcare Management from The Wharton School and an A.B. in Earth Sciences from Dartmouth College. Our Board believes that Mr. Gutry’s experience in the biopharmaceutical industry makes him a valuable member of our Board.
Uli Hacksell, Ph.D. Dr. Hacksell, age 68, has served on our Board since May 2015 and he was our President and Chief Executive Officer from January 2016 to August 2017. He previously served as Chairman of our Board from May 2015 to April 2019. Dr. Hacksell is currently Chairman of the Board of Directors of Adhera Therapeutics and is a member of the Board of Directors of InDex Pharmaceuticals, Medivir AB, Beactica AB, and Uppsala University. From September 2000 to March 2015, Dr. Hacksell served as the Chief Executive Officer and as a member of its Board of Directors of ACADIA Pharmaceuticals Inc. From February 1999 to September 2000, he served as the Executive Vice President of Drug Discovery of ACADIA. Previously, Dr. Hacksell held various senior executive positions at Astra AB, a pharmaceutical company, including Vice President of Drug Discovery and Technology, and President of Astra Draco, one of Astra’s largest research and development subsidiaries. He also served as Vice President of CNS Preclinical R&D at Astra Arcus, another Astra subsidiary. Earlier in his career, Dr. Hacksell held the positions of Professor of Organic Chemistry and Department Chairman at Uppsala University in Sweden and also served as Chairman and Vice Chairman of the European Federation of Medicinal Chemistry. Dr. Hacksell received a Master of Pharmacy and a Ph.D. in Medicinal Chemistry from Uppsala University. Our Board believes that Dr. Hacksell brings to the board substantial leadership skills and scientific background that are helpful in its discussions for determining the Company’s growth strategy and business plans.
Magnus Persson, M.D., Ph.D. Dr. Persson, age 58, has served on our Board since August 2012. Dr. Persson has served as an Associate Professor in Physiology at the Karolinska Institutet since September 1994. Dr. Persson has served as a practicing pediatrician at CityAkuten in Stockholm, Sweden since December 2012. Previously, Dr. Persson served as a Partner at HealthCap, a Swedish-based venture capital firm, from January 2008 through December 2009, and as a Managing Partner at The Column Group, a San Francisco-based venture capital firm, from January 2010 through November 2011. Dr. Persson co-founded Aerocrine AB, a medical technology company in 1994. Dr. Persson has also served on the boards of Karolinska Institutet Innovations AB, a technology transfer company, since December 2011, Galecto AB, a biotechnology company, since January 2013, SLS Ventures AB, a life science venture capital firm, since March 2012, Karolinska Institutet Information AB, a healthcare IT-software company, since October 2015, Immunicum AB, a biotechnology company, since December 2015, and Attgeno AB, a biotechnology company, since January 2018. Dr. Persson received his M.D. and Ph.D. in physiology from the Karolinska Institutet. Our Board believes that Dr. Persson’s extensive experience in medicine, life sciences and biotechnology financing and his experience founding and leading public biotechnology and medical technology companies make him a valuable member of our Board who will assist in the development of our growth strategy and business plans.
INFORMATION REGARDING COMMITTEES OF THE BOARD

The Board has three committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides the current membership for each of the Board committees:

Name	Audit	Compensation	Nominating and Corporate Governance
Steven J. Boyd			X
Peter Greenleaf
Phil Gutry	X*	X	X*
Uli Hacksell, Ph.D.
Simon Pedder
Magnus Persson, M.D., Ph.D.	X	X*	X

* Committee Chairperson

Isaac Blech served on the Board at all times during the year ended December 31, 2018 and until March 26, 2019. Mr. Blech served on the Audit Committee until March 7, 2019 and served as the chair of the Nominating and Corporate Governance Committee and as a member of the Compensation Committee until March 26, 2019.

Dr. Pedder served on the Audit Committee at all times during the year ended December 31, 2018 and until April 10, 2019. Dr. Pedder also served on the Nominating and Corporate Governance Committee at all times during the year ended December 31, 2018 and until April 10, 2019, serving as the Committee Chairperson from March 26, 2019 to April 10, 2019. Because Dr. Pedder was named the Executive Chairman on April 10, 2019, he stepped off of the Audit Committee and Nominating Corporate Governance Committee on April 10, 2019. Mr. Gutry and Dr. Persson did not serve on the Nominating and Corporate Governance Committee during 2018, however were appointed to the Nominating and Corporate Governance Committee on April 10, 2019.

Below is a description of each committee of the Board. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities.

Audit Committee

The Audit Committee is currently composed of two directors: Mr. Gutry (Chair) and Dr. Persson. Mr. Blech served on our Audit Committee at all times during the year ended December 31, 2018 and until March 7, 2019. Additionally, Dr. Pedder served on our Audit Committee at all times during the year ended December 31, 2018 and until April 10, 2019, prior to being appointed the Executive Chairman of the Board, effective April 15, 2019.

The Board reviews the NASDAQ Listing Rules definition of independence for Audit Committee members on an annual basis and has determined that for the year ended December 31, 2018 all members of the Company’s Audit Committee are independent as defined in Rule 5605(c)(2)(A)(i) and (ii) of the NASDAQ Listing Rules. The Board has also determined that Mr. Gutry qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made qualitative assessments of Mr. Gutry’s level of knowledge and experience based on a number of factors, including formal education and experience.

As a result of Dr. Pedder’s appointment as Executive Chairman of the Board, effective April 15, 2019, he is no longer an independent director under NASDAQ Listing Rules and stepped down from serving on the Company’s Audit Committee as of April 10, 2019. Therefore, the Company is not currently in compliance with NASDAQ Listing Rule 5605(c)(2)(A), which requires the Company’s Audit Committee be comprised of three independent directors. Pursuant to NASDAQ Listing Rule 5605(c)(4), the Company is entitled to and was granted a cure period to regain compliance with Listing Rule 5605(c)(2)(A), which cure period will expire upon the earlier of (1) the Company’s next annual stockholders’ meeting; or (2) if the next annual stockholders meeting is held on or before October 8, 2019, then the Company must evidence compliance no later than October 8, 2019. The Board intends to conduct a director search process and expects to be compliant with the audit committee composition requirements of NASDAQ Listing Rule 5605(c)(2)(A) by the end of the cure period.

Compensation Committee

The Compensation Committee is currently composed of two directors: Dr. Persson (Chair) and Mr. Gutry. Mr. Blech served as chair of the Compensation Committee until August 7, 2018, at which time Dr. Persson assumed the role of chair of the Compensation

Committee. Mr. Blech continued to serve as a member of the Compensation Committee until his resignation from the Board on March 26, 2019. All members of the Company’s Compensation Committee are independent as defined in Rule 5605(d)(2) of the NASDAQ Listing Rules and each is a non-employee member of our Board as defined in Rule 16b-3 under the Exchange Act. The Board has determined that the composition of the Compensation Committee satisfies the applicable independence requirements under, and the functioning of our Compensation Committee complies with, the applicable requirements of the NASDAQ Listing Rules and SEC rules and regulations.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently composed of three directors: Mr. Gutry (Chair), Dr. Persson, and Mr. Boyd. Mr. Blech served as chair of the Nominating and Corporate Governance Committee until March 26, 2019, at which time Dr. Pedder assumed the role of chair of the Nominating and Corporate Governance Committee until April 10, 2019 in connection with being named the Executive Chairman of the Board. Mr. Gutry and Dr. Persson did not serve on the Nominating and Corporate Governance Committee during 2018, however were appointed to the Nominating and Corporate Governance Committee, effective April 10, 2019. The Board has determined that Dr. Persson and Mr. Gutry are independent as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules. In accordance with Rule 5605(e)(1)(A) of the NASDAQ Listing Rules, even though we maintain a standing nominating committee, a majority of the independent directors recommend director nominees for selection by our Board. Our non-independent directors do not participate in the recommendation of director nominees.

EXECUTIVE OFFICERS

Name	Age	Position(s) with Cerecor
Simon Pedder	58	Executive Chairman of the Board
Joseph M. Miller	45	Chief Financial Officer
Perry Calias	51	Chief Scientific Officer and Head of Research & Development
Patrick J. Crutcher	34	Chief Strategy Officer
James A. Harrell, Jr.	49	Executive Vice President of Marketing and External Communications
Matthew V. Phillips	51	Chief Commercial Officer
The biography for Simon Pedder, our Executive Chairman and member of the Board of Directors, is located in “Board of Directors" above.

Joseph Miller. Mr. Miller, age 45, has served as the Chief Financial Officer of Cerecor Inc. since July 2018. Mr. Miller brings over 20 years of experience and a wealth of financial knowledge as a senior executive with extensive hands-on experience in managing financial operations and supporting enterprise growth across the health sciences, bio-tech and pharmaceutical sectors. Prior to joining Cerecor, Mr. Miller was the Vice President of Finance at Sucampo Pharmaceuticals, Inc. (NASDAQ: SCMP) from 2015 through April 2018 where he was responsible for building out of the finance organization to effectively support the company's rapid growth, ultimately resulting in the $1.2B merger with Mallinckrodt in early 2018. From 2006 through 2015, Mr. Miller was the Senior Director of Accounting at QIAGEN and from 2002 to 2006 he served as Vice President of Finance and Chief Financial Officer of Eppendorf-5Prime. Mr. Miller began his career at KPMG LLP. Mr. Miller holds a B.S. degree in accounting from Villanova University and is a Certified Public Accountant.
Perry Calias, Ph.D. Dr. Calias, age 51, has served as the Chief Scientific Officer and Head of Research & Development of Cerecor Inc. since July 2018. Dr. Calias brings over 25 years of biopharmaceutical experience in clinical development across the drug and device sectors of healthcare. His strengths include pre-clinical, clinical development and global regulatory submissions. Dr. Calias has extensive experience in CNS and neurology as well as rare diseases. He has a strong track record in compound development and pipeline progression, as well as building research and development organizations. His previous experience includes serving as Vice President of Global CMC/Product Development at Sucampo and Chief Scientific Officer for Pharming Group N.V. He has held a variety of research and development positions both in clinical and non-clinical roles of expanded leadership at Shire HGT and Genzyme. Dr. Calias' strong background in early stage asset development, as well as his clinical trial experience, add to the Cerecor clinical organization as we enter into Phase 1 trials of two of our Neurology assets. Dr. Calias obtained his Ph.D. in Bio-Organic Chemistry from Tufts University and his B.S. in biology from Suffolk University.
Patrick J. Crutcher. Mr. Crutcher, age 34, has served as the Chief Strategy Officer of Cerecor, Inc. since April 2019. Mr. Crutcher is responsible for business development and strategic planning for the company's commercial medicines and R&D programs. He brings broad experience in competitive intelligence, product ideation, market analysis, regulatory strategy, and partnership development in the pharmaceutical sector. Prior to being promoted to Chief Strategy Officer, Mr. Crutcher served as Cerecor, Inc.'s Vice President of Business Development from September 2018 through April 2019. Mr. Crutcher served as Chairman and President of Ichorion Therapeutics, Inc. from July 2017 until its acquisition by Cerecor in September 2018. Previously, Mr. Crutcher served in various business development roles for several biopharmaceutical companies and consulted for healthcare funds and family offices. He holds a B.Sc. in Mathematics from University of Illinois and a M.Sc. & C.Phil. in Statistics from UCLA.
James A. Harrell, Jr. Mr. Harrell, age 49, has served as the Executive Vice President of Marketing and External Communications of Cerecor Inc. since May 2018. Mr. Harrell has a great breadth of biopharmaceutical industry experience. From May 2013 until May 2018 he was an owner and principal with the NSCI Group, Inc., a privately held medical communications and education company where he focused on new business development and brand strategy. Mr. Harrell was Vice President and General Manager of Specialty Pharmaceuticals for Covidien, running 350-person commercial operations group in the area of pain management from 2011 to 2013. From 2007 to 2010 he was the Vice President of Marketing with MedImmune, Inc., responsible for their Global Pediatric Infectious Disease franchise. From 1999 until February 2007, Mr. Harrell held various commercial positions with Centocor, Inc. with increasing levels of responsibility and management focused on the marketing of immunotherapy and cardiovascular products. He began his career in field sales and hospital sales at Rhone-Poulenc Rorer in 1991. During his career he has helped to commercialize and market three blockbuster brands. He holds a B.S. degree in Business Administration, with a double major in Marketing and Economics from Samford University.
Matthew V. Phillips. Mr. Phillips, age 51, has served as the Chief Commercial Officer of Cerecor Inc. since January 2018. Mr. Phillips is responsible for strategic development and tactical execution of the Company's franchise of prescription medications and dietary supplements. Previously, Mr. Phillips served in various roles of increasing responsibility with Zylera Pharma Corp, where he most recently served as President. Prior, Mr. Phillips was an integral member of the management teams at Victory Pharma, Dura Pharmaceuticals, Inc. and Eisai Co, Ltd. Mr. Phillips earned his bachelor's degree in Business from Central Michigan University completed the University of Michigan - Executive Education Leadership Development Program, and currently maintains an appointed position on the North Carolina Board of Science, Technology and Innovation.
CODE OF ETHICS

The Company has adopted the Cerecor Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on the Company’s website at ir.cerecor.com. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

CORPORATE GOVERNANCE GUIDELINES

In June 2015, the Board documented the governance practices followed by the Company by adopting Corporate Governance Guidelines to assure that the Board will have the necessary authority and practices in place to review and evaluate the Company’s business operations as needed and to make decisions that are independent of the Company’s management. The guidelines are also intended to align the interests of directors and management with those of the Company’s stockholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to Board composition and selection, the role of the Board, director orientation and education, Board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning and Board committees and compensation. The Corporate Governance Guidelines, as well as the charters for each committee of the Board, may be viewed at ir.cerecor.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2018, all officers, directors and greater than ten percent beneficial owners were in compliance with applicable Section 16(a) filing requirements, except Armistice who filed a

Form 4 on October 25, 2018 to report open market purchases made on October 22, 2018; Mr. Jones who filed a Form 4 on October 18, 2018 to report an option exercise and subsequent sale on August 13, 2018; Messrs. Blech, Gutry, Jones and Dr. Persson filed Forms 4 on April 4, 2018 to report options that were granted March 31, 2018; Mr. Hacksell filed Form 4 on April 1, 2019 to report shares that were issued on December 10, 2016 and June 15, 2016; Mr. Crutcher filed a Form 4 on April 2, 2019 to report a share disposition to accurately reflect a working capital adjustment on December 20, 2018.

Item 11. Executive Compensation.
DIRECTOR COMPENSATION FOR 2018
The following table sets forth information regarding the total compensation paid to our non-employee directors during 2018. The compensation amounts presented in the table below are historical and are not indicative of the amounts we may pay our directors in the future. Directors who are also our employees receive no additional compensation for their services as directors and are not set forth in the table below.

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	Total
Isaac Blech (3)	—	54,758	54,758
Steven J. Boyd (4)	—	—	—
Peter Greenleaf (5)	10,000	—	10,000
Phil Gutry (6)	32,250	21,500	53,750
Uli Hacksell, Ph.D.(7)	10,050	4,950	15,000
Randal O. Jones (8)	6,563	6,563	13,126
Robert C. Moscato, Jr.(9)	—	—	—
Simon Pedder (10)	20,733	6,911	27,644
Magnus Persson, M.D., Ph.D.(11)	24,746	24,746	49,492

(1)	The amounts shown in this column reflects fees earned for services rendered in 2018.

(2)
The amounts shown in this column represent the aggregate grant date fair value of stock options computed in accordance with ASC 718, Compensation—Stock Compensation. The assumptions used in valuing these options are described under the caption "Stock-Based Compensation" in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. The amount represents the grant date fair value of the stock options granted, which are granted on the last day of each quarter. Refer to footnotes (3) through (11) for the aggregate number of option awards at December 31, 2018 held by each non-employee director. None of our non-employee directors held stock awards, such as restricted stock awards, at December 31, 2018.

(3)	Mr. Blech served on the Board until March 27, 2019. Mr. Blech held an aggregate of 261,204 option awards at December 31, 2018.

(4)	Mr. Boyd held zero option awards at December 31, 2018.

(5)
Mr. Greenleaf was appointed Chief Executive Officer of the Company in March 2018 and served in this role until April 15, 2019. As such, he received compensation for being an independent director for the first quarter of 2018 only. Mr. Greenleaf held an aggregate of 525,071 option awards that contain service-based vesting conditions and 500,000 option awards that contain market-based vesting conditions at December 31, 2018. Additionally, Mr. Greenleaf held an aggregate of 400,000 restricted stock units at December 31, 2018.

(6)	Mr. Gutry held an aggregate of 96,920 option awards at December 31, 2018.

(7)	Mr. Hacksell held an aggregate of 630,232 option awards at December 31, 2018.

(8)	Mr. Jones served on the Board until May 15, 2018. Mr. Jones held zero option awards at December 31, 2018.

(9)	Mr. Moscato served on the Board until May 15, 2018. Mr. Moscato held zero option awards at December 31, 2018.

(10)
Dr. Pedder joined the Board effective April 9, 2018 and served as an independent director for the remainder of the year ended December 31, 2018. Dr. Pedder was named Executive Chair of the Board effective April 15, 2019. Dr. Pedder held 28,577 option awards at December 31, 2018.

(11)	Dr. Persson held 139,410 option awards at December 31, 2018.

DIRECTOR COMPENSATION PLAN

After consultation with an independent compensation consultant, our Board approved a compensation policy for our non-employee directors that became effective upon the closing of our initial public offering and was further amended on January 10, 2016 and March 7, 2019. This policy provides for the following compensation to our non-employee directors following our initial public offering:

•	If not an employee director, the chair of our Board receives an annual fee from us of $60,000 and each other non-employee director will receive $35,000;

•	The chair of our Audit Committee receives an annual fee from us of $15,000 and each other member receives $7,500;

•	The chair of our Compensation Committee receives an annual fee from us of $10,000 and each other member receives $5,000;

•	The chair of our Nominating and Corporate Governance Committee receives an annual fee from us of $7,000 and each other member receives $3,500; and

•
Each non-employee director is entitled to an initial grant of options to purchase 16,714 shares of our common stock and an annual grant of options to purchase 25,000 shares of our common stock under our 2016 Plan. The initial grant will vest in three substantially equal annual installments over three years commencing on the first anniversary of the grant date and the annual grant will vest in full on the one year anniversary of the grant date, in each case, subject to continued service from the date of grant until the applicable vesting dates.

•
Beginning in the second quarter of 2016, each non-employee director may make an election to receive all or a part of his annual cash compensation in the form of stock options to purchase shares of the Company’s common stock. Elections must be made in multiples of 5% of an Eligible Director’s aggregate cash retainer.

All fees under the director compensation policy are paid on a rolling annual basis and no per meeting fees are paid. We also reimburse non-employee directors for reasonable expenses incurred in connection with attending board of director and committee meetings.

EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ended December 31, 2018 and 2017, compensation awarded to or paid to, or earned by, our former Chief Executive Office and anyone else serving as principal executive officer during the most recently completed fiscal year, our next two most highly compensated executive officers who were serving as executive officers during the year ended December 31, 2018 and up to two executives that would have been one of the two most highly compensated had he or she still been serving as executive officer at the end of the fiscal year ended December 31, 2018 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	Stock Awards (1)	All Other Compensation		Total
Peter Greenleaf (2) Former Chief Executive Officer	2018	$456,000	$360,000	$2,568,787	$1,696,000	$10,000	(7)	$5,090,787
	2017	$—	$—	$—	$—	$29,136	(7)	$29,136

Joseph M. Miller (3) Chief Financial Officer	2018	$153,600	$61,370	$255,515	$202,500	$—		$672,985
	2017	$—	$—	$—	$—	$—		$—

James A. Harrell, Jr.(4) Executive Vice President, Marketing and External Communications	2018	$201,500	$124,000	$296,000	$—	$—		$621,500
	2017	$—	$—	$—	$—	$—		$—

Robert C. Moscato, Jr.(5) Former President, Chief Operating Officer and Director	2018	$70,685	$—	$—	$—	$200,000	(8)	$270,685
	2017	$25,000	$—	$—	$—	$—		$25,000

Mariam E. Morris (6) Former Chief Financial Officer	2018	$164,767	$—	$186,868	$—	$335,833	(10)	$687,468
	2017	$295,200	$78,750	$—	$16,798	$6,718	(9)	$397,466

(1)
The amounts reflect the grant date fair value for option and restricted stock unit awards granted during 2018 and 2017 in accordance with FASB Topic ASC 718. Compensation will only be realized to the extent the market price of our common stock is greater than the exercise price of such option award.

(2) Mr. Greenleaf's employment with the Company commenced on March 27, 2018 and it ceased as an executive officer of the Company on April 10, 2019. Mr. Greenleaf continues to serve on the Company's Board of Directors.

(3) Mr. Miller's employment with the Company commenced on July 12, 2018.

(4) Mr. Harrell's employment with the Company commenced on May 7, 2018.

(5) Mr. Moscato’s employment with the Company commenced on November 17, 2017 and ceased on March 27, 2018.

(6) Ms. Morris's employment with the Company as an executive officer ceased on July 12, 2018.

(7) The amount listed is Director Compensation comprised of cash and/or option awards to Mr. Greenleaf being employed as an independent director, prior to being employed as an executive officer.

(8) The amount listed is the amount paid to Mr. Moscato pursuant to his Separation and Release Agreement.

(9) The amount listed consists of $718 in life insurance premiums and $6,000 in 401(k) plan matching contributions.

(10) The amount listed is comprised of $310,000 of severance and $25,833 in consulting compensation as dictated by Ms. Morris's Separation and Release agreement.

Narrative to Summary Compensation Table

We review compensation annually for all employees, including our Named Executive Officers. In setting annual base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our Company.

Our Board historically has determined our executives’ compensation based on the recommendations of our Compensation Committee, which typically reviews and discusses management’s proposed compensation with the Chief Executive Officer or Executive Chair of the Board for all executives other than the Chief Executive Officer or Executive Chair of the Board. Based on those discussions and its discretion, the Compensation Committee then recommends the compensation for each executive officer. Our Board, without members of management present, discusses the Compensation Committee’s recommendations and ultimately approves the compensation of our executive officers.

Annual Base Salary

We have entered into offer letters with each of our Named Executive Officers that establish annual base salaries, which are generally determined, approved and reviewed periodically by our Compensation Committee in order to compensate our named executive officers for the satisfactory performance of duties to our Company. Annual base salaries are intended to provide a fixed component of compensation to our Named Executive Officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries for our Named Executive Officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent. The following table presents the annual base salaries for each of our Named Executive Officers for 2018, as determined by the Compensation Committee.

Name	2018 Base Salary ($)
Peter Greenleaf (1)	$600,000
Joseph M. Miller	$320,000
James A. Harrell Jr.	$310,000
Mariam E. Morris (2)	$310,000
Robert C. Moscato, Jr. (3)	$300,000

(1) Mr. Greenleaf's employment at the Company as Chief Executive Officer ceased on April 15, 2019.
(2) Ms. Morris' employment at the Company as Chief Financial Officer ceased on July 12, 2018.
(3) Mr. Moscato's employment at the Company as President and Chief Operating Officer ceased on March 27, 2018.

Annual Bonus

Our discretionary bonus plan motivates and rewards our Named Executive Officers for achievements relative to our goals and expectations for each fiscal year. Our Named Executive Officers are eligible to receive discretionary annual bonuses calculated as a target percentage of their annual base salaries, based on our Compensation Committee and Board’s assessment of their individual performance and our Company’s results of operations and financial condition.

In 2018, as recommended by the Compensation Committee and approved by the Board, our Named Executive Officers employed with the Company at end of the fiscal year ended December 31, 2018 received a bonus relative to achievement of goals for fiscal year 2018.

Equity-Based Awards

Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our Named Executive Officers. Our Compensation Committee is generally responsible for approving equity grants. Vesting of equity awards is generally tied to continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial new hire grant upon commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives.

Our Board adopted, and our stockholders approved, our 2016 Equity Incentive Plan, or 2016 Plan, which replaced our 2015 Omnibus Incentive Compensation Plan, or 2015 Plan. The 2016 Plan became effective on May 18, 2016. The plan was amended and restated in May 2018 ("2016 Amended Plan") to increase the share reserve by an additional 1.4 million shares. The purpose of our 2016 Amended Plan is to attract and retain employees, non-employee directors and consultants and advisors. Our 2016 Amended Plan authorizes us to make grants to eligible recipients of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock units and stock-based awards.

Other Compensation

Our Named Executive Officers did not participate in, or otherwise receive any benefits under, any pension or deferred compensation plan sponsored by us during 2018 or 2017. We generally do not provide perquisites or personal benefits to our Named Executive Officers.

Offer Letters

Peter Greenleaf

Mr. Greenleaf entered into an offer letter with the Company effective March 27, 2018. The offer letter initially provided for an annual base salary of $600,000. The Board subsequently approved increases to Mr. Greenleaf’s annual base salary, such that his annual base salary is $618,000 effective April 1, 2019. Mr. Greenleaf is eligible to receive a discretionary annual bonus as determined by our Board or the Compensation Committee, in its sole discretion, provided that Mr. Greenleaf is employed by the Company on the applicable bonus payment date, the first year of which shall be for a full year and not prorated based on start date. Such annual discretionary bonus may be paid in the form of cash or equity awards, consistent with bonuses paid the executives of similar grade of similarly situated companies on the biotechnology industry, subject to corporate and individual performance. Pursuant to the offer letter, and according to the guidelines to be set by the Compensation Committee, Mr. Greenleaf received stock options to purchase 500,000 shares of common stock, which is subject to vesting as to one-fourth of the options on March 27, 2019 and remainder vesting in equal monthly installments over the next 3 years, stock options to purchase 500,000 shares of common stock, which is subject to 100% vesting upon the Company's common stock closing at or above $12.50 per share for three consecutive days, as well as 400,000 restricted stock units that vest in four equal amounts on March 27, 2019, 2020, 2021 and 2022 with the tax burden of the first year's vesting to be covered by the Company. All awards are subject to Mr. Greenleaf’s continued employment on the applicable vesting dates and the terms of the 2016 Amended and Restated Stock Incentive Plan.

The offer letter provides that at all times during Mr. Greenleaf’s employment and thereafter, Mr. Greenleaf will maintain the confidentiality of all confidential information obtained by him as a result of his employment with the Company, assign all inventions and not disparage the Company or any of its officers, directors, employees, shareholders or products. In addition, during the term of Mr. Greenleaf’s employment with the Company, and for the 12-month period after Mr. Greenleaf’s termination of employment, Mr. Greenleaf cannot (i) compete against the Company, (ii) interfere with the relationships between the Company and any of its subsidiaries, affiliates or any of their respective vendors or licensors or (iii) recruit in any way the employees of the Company.

Effective April 10, 2019 (the “Separation Date”), the Company’s Chief Executive Officer, Peter Greenleaf, resigned in his capacity of Chief Executive Officer of the Company. Mr. Greenleaf was serving as the Company’s principal executive officer. Mr. Greenleaf’s resignation was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Greenleaf will continue to serve on the Company’s Board of Directors. Mr. Greenleaf will provide consultation and advice to the Company for no additional consideration, as the Company may reasonable request from time to time in order to transition Mr. Greenleaf’s job duties, for a period of 60 days following the Separation Date.

Joseph M. Miller

Mr. Miller entered into an offer letter with the Company effective July 12, 2018. The offer letter initially provided for an annual base salary of $320,000. The Board subsequently approved increases to Mr. Miller’s annual base salary, such that his annual base salary is currently $370,000. Mr. Miller is eligible to receive a discretionary annual bonus as determined by our Board or the Compensation Committee, in its sole discretion, provided that Mr. Miller is employed by the Company on the applicable bonus payment date. Such annual discretionary bonus may be paid in the form of cash or equity awards, consistent with bonuses paid the executives of similar grade of similarly situated companies on the biotechnology industry, subject to corporate and individual performance. Pursuant to the offer letter, and according to the guidelines to be set by the Compensation Committee, Mr. Miller received stock options to purchase 105,000 shares of common stock, which is subject to vesting as to one-fourth of the options on July 12, 2019 and remainder vesting in equal monthly installments over the next 3 years as well as 45,000 restricted stock units that vest in four equal amounts on July 8, 2019, 2020, 2021 and 2022. Both awards are subject to Mr. Miller’s continued employment on the applicable vesting dates and the terms of the 2016 Amended and Restated Stock Incentive Plan.

The offer letter provides that at all times during Ms. Miller’s employment and thereafter, Mr. Miller will maintain the confidentiality of all confidential information obtained by him as a result of his employment with the Company, assign all inventions and not disparage the Company or any of its officers, directors, employees, shareholders or products. In addition, during the term of Mr. Miller’s employment with the Company, and for the 6-month period after Mr. Miller’s termination of employment, Mr. Miller cannot (i) compete against the Company, (ii) interfere with the relationships between the Company and any of its subsidiaries, affiliates or any of their respective vendors or licensors or for the 12-month after Mr. Miller's termination of employment Mr. Miller cannot (iii) recruit in any way the employees of the Company.

James A. Harrell, Jr.

Mr. Harrell entered into an offer letter with the Company effective May 7, 2018. The offer letter initially provided for an annual base salary of $310,000. The Board subsequently approved increases to Mr. Harrell’s annual base salary, such that his annual base salary is $319,300 effective April 1, 2019. Mr. Harrell is eligible to receive a discretionary annual bonus as determined by our Board or the Compensation Committee, in its sole discretion, provided that Mr. Harrell is employed by the Company on the applicable bonus payment date. Such annual discretionary bonus may be paid in the form of cash or equity awards, consistent with bonuses paid the executives of similar grade of similarly situated companies on the biotechnology industry, subject to corporate and individual performance. Pursuant to the offer letter, and according to the guidelines to be set by the Compensation Committee, Mr. Harrell received stock options to purchase 125,000 shares of common stock, which is subject to vesting as to one-fourth of the options on May 7, 2019 and remainder vesting in equal monthly installments over the next 3 years, subject to Mr. Harrell’s continued employment on the applicable vesting dates and the terms of the 2016 Amended and Restated Stock Incentive Plan.

The offer letter provides that at all times during Mr. Harrell’s employment and thereafter, Mr. Harrell will maintain the confidentiality of all confidential information obtained by him as a result of his employment with the Company, assign all inventions and not disparage the Company or any of its officers, directors, employees, shareholders or products. In addition, during the term of Mr. Harrell’s employment with the Company, and for the 6-month period after Mr. Harrell’s termination of employment, Mr. Harrell cannot (i) compete against the Company, (ii) interfere with the relationships between the Company and any of its subsidiaries, affiliates or any of their respective vendors or licensors or for the 12-month after Mr. Harrell's termination of employment Mr. Harrell cannot (iii) recruit in any way the employees of the Company.

Mariam E. Morris

Ms. Morris entered into an offer letter with the Company effective August 24, 2015. The offer letter initially provided for an annual base salary of $277,900. The Board subsequently approved increases to Ms. Morris’ annual base salary, such that her annual base salary was $310,000 effective January 20, 2018, and $295,200 at January 26, 2016. In connection with Ms. Morris’ commencement of employment, she was entitled to reimbursement of her Baltimore living expenses, not to exceed $3,000 per month for up to six months, and moving and related expenses to establish her residence in Baltimore, not to exceed $20,000. Ms. Morris is eligible to receive a discretionary annual bonus as determined by our Board or the Compensation Committee, in its sole discretion, provided that Ms. Morris is employed by the Company on the applicable bonus payment date. Such annual discretionary bonus may be paid in the form of cash or equity awards, consistent with bonuses paid the executives of similar grade of similarly situated companies on the biotechnology industry, subject to corporate and individual performance. Pursuant to the offer letter, and according to the guidelines to be set by the Compensation Committee, Ms. Morris received a stock option to purchase 102,900 shares of common stock, which was subject to vesting as to one-fourth of the shares on each of August 24, 2016, 2017, 2018 and 2019 subject to Ms. Morris’ continued employment on the applicable vesting dates and the terms of the 2011 Stock Incentive Plan.

The offer letter provides that at all times during Ms. Morris’ employment and thereafter, Ms. Morris will maintain the confidentiality of all confidential information obtained by him as a result of her employment with the Company, assign all inventions and not disparage the Company or any of its officers, directors, employees, shareholders or products. In addition, during the term of Ms. Morris’ employment with the Company, and for the 12-month period after Ms. Morris’ termination of employment, Ms. Morris cannot (i) compete against the Company, (ii) interfere with the relationships between the Company and any of its subsidiaries, affiliates or any of their respective vendors or licensors or (iii) recruit in any way the employees of the Company.

Effective July 12, 2018, Ms. Morris resigned from her position with the Company. On July 13, 2018, the Company and Ms. Morris entered into a separation and release agreement (the “Morris Separation Agreement”). Pursuant to the Morris Separation Agreement, Ms. Morris will receive: (i) continued payments of her base salary for a total of twelve months; (ii) immediate vesting of the unvested options remaining from all of Ms. Morris’ stock option grants; (iii) payments of applicable COBRA premiums for the lesser of twelve months or until Ms. Morris becomes eligible for substantially equivalent insurance benefits from another employer; and (iv) a waiver of her covenant not to compete in her employment agreement, dated July 16, 2015 and amended on or about March 9, 2017.

Robert C. Moscato, Jr.

Mr. Moscato entered into an offer letter with the Company effective November 21, 2017. The offer letter initially provided for an annual base salary of $300,000. Mr. Moscato was eligible to receive a discretionary annual bonus as determined by our Board or the Compensation Committee, in its sole discretion, provided that Mr. Moscato is employed by the Company on the applicable bonus payment date. Such annual discretionary bonus may be paid in the form of cash or equity awards, consistent with bonuses paid the executives of similar grade of similarly situated companies on the biotechnology industry, subject to corporate and individual performance.

The offer letter provides that at all times during Mr. Moscato’s employment and thereafter, Mr. Moscato will maintain the confidentiality of all confidential information obtained by him as a result of his employment with the Company, assign all inventions and not disparage the Company or any of its officers, directors, employees, shareholders or products. In addition, during the term of Mr. Moscato’s employment with the Company, and for the 12-month period after Mr. Moscato’s termination of employment, Mr. Moscato cannot (i) compete against the Company, (ii) interfere with the relationships between the Company and any of its subsidiaries, affiliates or any of their respective vendors or licensors or (iii) recruit in any way the employees of the Company.

Effective March 27, 2018 (the “Separation Date”), Mr. Moscato resigned from his position with the Company. On April 23, 2018, the Company and Mr. Moscato entered into a separation and release agreement (the “Moscato Separation Agreement”). Pursuant to the Moscato Separation Agreement, Mr. Moscato received: (i) continued payments of his base salary for a total of eight months from the Separation Date, and (ii) payments of applicable COBRA premiums for the lesser of eight months following the Separation Date or until Mr. Moscato becomes eligible for substantially equivalent insurance benefits from another employer.

Payments Upon Termination or Change in Control

Peter Greenleaf

Pursuant to the terms of Mr. Greenleaf’s offer letter, Mr. Greenleaf is not entitled to severance upon his resignation as his resignation from his employment with the Company was voluntary and without good reason (as defined by Mr. Greenleaf's employment agreement).

Joseph M. Miller

Pursuant to the terms of Mr. Miller’s offer letter, if Mr. Miller’s employment is terminated for any reason, then the Company will pay Mr. Miller his base salary and expenses accrued, but unpaid as of the date of his termination, and any benefits accrued and due under any applicable benefit plans and programs of the Company.

If Mr. Miller’s employment is terminated by the Company without cause or by Mr. Miller for good reason (each as defined in Mr. Miller’s employment agreement), provided he complies with the restrictive covenants set forth in the offer letter and executes and does not revoke a release of claims in favor of the Company, Mr. Miller also is entitled to an amount equal to 12 months of his then-current base salary, payable in 12 equal monthly installments, and the full vesting of the option granted to him and a prorated annual bonus in the year in which the termination occurs. In addition, Mr. Miller is entitled to Company-paid COBRA premiums for 12 months or until he is eligible for substantially equal coverage.

James A. Harrell, Jr.

Pursuant to the terms of Mr. Harrell’s offer letter, if Mr. Harrell’s employment is terminated for any reason, then the Company will pay Mr. Harrell his base salary and expenses accrued, but unpaid as of the date of his termination, and any benefits accrued and due under any applicable benefit plans and programs of the Company.

If Mr. Harrell’s employment is terminated by the Company without cause or by Mr. Harrell for good reason (each as defined in Mr. Kaiser’s employment agreement), provided he complies with the restrictive covenants set forth in the offer letter and executes and does not revoke a release of claims in favor of the Company, Mr. Harrell also is entitled to an amount equal to 12 months of his then-current base salary, payable in 12 equal monthly installments, and the full vesting of the option granted to him and a prorated annual bonus in the year in which the termination occurs. In addition, Mr. Harrell is entitled to Company-paid COBRA premiums for 12 months or until he is eligible for substantially equal coverage.

Robert C. Moscato, Jr.

Pursuant to the terms of Mr. Moscato’s offer letter, Mr. Moscato was not entitled to severance upon his termination.

Mariam E. Morris

Pursuant to the terms of Ms. Morris’ offer letter, if Ms. Morris’ employment was terminated for any reason, then the Company would pay Ms. Morris her base salary, bonus and expenses accrued, but unpaid as of the date of her termination, and any benefits accrued and due under any applicable benefit plans and programs of the Company.

If Ms. Morris’ employment was terminated by the Company without cause or by Ms. Morris for good reason (each as defined in Ms. Morris’ employment agreement), provided she complied with the restrictive covenants set forth in the offer letter and executed and did not revoke a release of claims in favor of the Company, Ms. Morris also was entitled to an amount equal to six months of her then-current base salary and the full vesting of the option granted to her pursuant to her offer letter. In addition, Ms. Morris is entitled to Company-paid COBRA premiums for up to 12 months or until she is eligible for substantially equal coverage.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table lists the outstanding equity awards held by our Named Executive Officers as of December 31, 2018.

Name	Grant Date	Unvested Restricted Stock Units (#)		Unexercised Options Exercisable (#)	Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Peter Greenleaf	5/12/2017	—		5,571	11,143	(1)	0.80	5/11/2027
	6/30/2017	—		8,357	—		0.57	6/29/2027
	3/27/2018	400,000	(2)	—	—
	3/27/2018	—		—	500,000	(3)	4.24	3/26/2028
	3/27/2018	—		—	500,000	(4)	4.24	3/26/2028

Joseph M. Miller	7/12/2018	—		—	105,000	(4)	4.50	7/11/2028
	7/12/2018	45,000	(5)

James A. Harrell, Jr.	5/7/2018	—		—	125,000	(4)	4.11	5/6/2028

Mariam E. Morris	10/20/2015	—		102,900	—		6.49	10/19/2024
	2/24/2016	—		10,100	—		3.01	2/23/2026
	8/17/2016	—		32,500	—		3.77	8/16/2026
	1/26/2017	—		25,000	—		0.87	1/25/2027
	1/22/2018	—		100,000	—		3.21	1/21/2028

Robert C. Moscato, Jr.		—		—	—		—

(1)	Such stock options vest in three equal annual installments on each of May 12, 2018, 2019 and 2020.

(2)	Such restricted stock will vest in four equal annual installments on each of March 27, 2019, 2020, 2021 and 2022.

(3)	Such stock options vest if and upon the Company's common stock closing at or above $12.50 per share (adjusted for any stock splits or the like) for three consecutive trading days.

(4)
One-fourth of the shares underlying the option shall vest and become exercisable on the first anniversary of the grant date, and the remaining three-fourths vest in equal monthly installments over the following 36 months.

(5)	Such restricted stock will vest in four equal annual installments on each of July 12, 2019, 2020, 2021 and 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains certain information with respect to our equity compensation plan in effect as of December 31, 2018:

	(A)	(B)		(C)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units (#)	Weighted-Average Exercise Price of Outstanding Options ($)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (A)) (#)
Equity compensation plans approved by stockholders	4,691,597	$4.17	(1)	602,657	(2)
Equity compensation plans not approved by stockholders	—	—		—
Total	4,691,597	$4.17		602,657

(1)
The weighted-average exercise price does not take into account shares issuable upon the vesting of outstanding Restricted Stock Units, which have no exercise price. As of December 31, 2018, there were 445,000 shares of non-vested RSUs.

(2)
Reflects shares of common stock available for future issuance under our 2016 Amended and Restated Equity Incentive Plan at December 31, 2018. In March 2018, our board of directors adopted the 2016 Amended and Restated Incentive Plan, which was approved by our stockholders in May 2018. Pursuant to the terms of the 2016 Amended and Restated Equity Incentive Plan, an additional 1,632,167 shares were added to the number of available shares effective January 1, 2019.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the ownership of the Company’s common stock as of April 12, 2019 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all other parties known by the Company to be beneficial owners of more than five percent of its common stock.

Applicable percentage ownership is based on 42,753,659 shares of our common stock outstanding as of April 12, 2019, unless otherwise noted below, together with applicable options for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on voting and investment power with respect to shares. Common stock subject to options currently exercisable, or exercisable within 60 days after April 12, 2019, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed stockholder is c/o Cerecor Inc., 540 Gaither Road, Suite 400, Rockville, Maryland 20850.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total
5% Stockholders:
Armistice Capital Master Fund Ltd. (2)	36,880,000	60.4%
Fremantle LLC (3)	3,767,442	8.8%
LRS International, LLC (4)	3,767,442	8.8%

Directors and Named Executive Officers:
Simon Pedder, Ph.D. (5)	18,316	*
Steven J. Boyd (2)	36,880,000	60.4%
Peter Greenleaf (6)	277,833	*
Phil Gutry(5)	98,836	*
Uli Hacksell, Ph.D. (7)	611,331	1.4%
James Harrell(8)	38,010	*
Mariam Morris(9)	300,500	*
Joseph Miller	—	*
Magnus Persson, M.D., Ph.D. (5)	141,696	*

All current executive officers and directors as a group	39,772,123	64.0%

* Less than one percent.

(1)
This table is based upon information supplied by our executive officers, directors and principal stockholders and the Schedules 13D and 13D/A filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)
Based on a Schedule 13D/A filed with the SEC on March 11, 2019 by Armistice Capital LLC ("Armistice") and Form 4 filed with the SEC on March 27, 2019 by Armistice. Consists of (i) 18,594,285 shares of common stock, (ii) 4,000,000 shares of common stock issuable upon the exercise of outstanding warrants within 60 days after March 19, 2019 and (iii) 14,285,715 shares of common stock issuable upon conversion of outstanding convertible preferred stock that converts to common stock on a 1 to 5 ratio, all held directly by Armistice Capital Master Fund, Ltd. (“Armistice Master”) and may be deemed to be indirectly beneficially owned by Armistice, as the investment manager of Armistice Master. Steven J. Boyd is the managing member of Armistice and a director of Armistice Master and may be deemed to have voting and investment power with respect to the securities held by Armistice. Mr. Boyd serves on our Board of Directors. Armistice's address is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

(3)
Based solely on a Schedule 13D/A filed with the SEC on October 18, 2018 by Fremantle LLC (“Fremantle”). Consists of 3,767,442 shares of common stock held directly by Fremantle. Randal Jones is the founder and principal of Fremantle and has voting and investment power with respect to the securities held by Fremantle. Fremantle’s address is 4903 Oak Hill Road, Chapel Hill, NC 27514.

(4)
Based solely on a Schedule 13D/A filed with the SEC on October 18, 2018 by LRS International, LLC (“LRS”). Consists of 3,767,442 shares of common stock held directly by LRS. Robert Moscato, Jr. is the founder and principal of LRS and has voting and investment power with respect to the securities held by LRS. LRS’s address is 9116 Winged Thistle Court, Raleigh, NC 27617.

(5) Consists of shares issuable upon the exercise of options exercisable on or before 60 days after April 12, 2019.
(6) Consists of (i) 112,500 shares held by Peter Greenleaf and (ii) 165,333 shares issuable upon the exercise of options exercisable within 60 days after April 12, 2019.

(7)	Consists of (i) 20,000 shares of commons stock held by Uli Hacksell and (ii) 591,331 shares issuable upon the exercise of options exercisable within 60 days after April 12, 2019.

(8) Consists of (i) 4,156 shares held by James Harrell and (ii) 33,854 shares issuable upon the exercise of options exercisable on or before 60 days after April 12, 2019.
(9) Consists of (i) 30,000 shares held by Mariam Morris and (ii) 270,500 shares issuable upon the exercise of options exercisable within 60 days after April 12, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATED PERSON TRANSACTIONS

Below we describe transactions since January 1, 2017 to which we have been or are a participant, including currently proposed transactions, in which the amount involved in the transaction exceeds $120,000 and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing the household with any of these individuals, had or has a direct or indirect material interest.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and certain of our executive officers. These agreements require us to indemnify these individuals and, in certain cases, affiliates of such individuals, to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Offer Letters

We have entered into offer letters with our current and former executive officers. For more information regarding these agreements, please see “Executive Compensation – Narrative to Summary Compensation Table – Offer Letters” within Item 11 of this Amendment.

Stock Option Grants to Executive Officers and Directors

We have granted stock options to our named executive officers and directors as more fully described in “Executive Compensation” within Item 11 and “Director Compensation for 2018” within Item 10 of this Amendment.

Financings with Armistice

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

During the fourth quarter of 2018, Armistice exercised warrants and acquired an aggregate of 2,857,143 shares of the Series B Convertible Preferred Stock, which can be converted to 14,285,715 shares of common stock, for net proceeds of approximately $5.7 million. Additionally, as part of this transaction, the Company issued warrants for 4,000,000 shares of common stock to Armistice.

During the third quarter of 2018, the Company entered into a securities purchase agreement with Armistice, pursuant to which the Company sold 1,000,000 shares of the Company's common stock for net proceeds of approximately $3.9 million.

Lachlan Pharmaceuticals

In November 2017, the Company acquired TRx and its wholly-owned subsidiaries, including Zylera. The previous owners of TRx beneficially own more than 10% of our outstanding common stock. Zylera, which is our wholly owned subsidiary, entered into the First Amended and Restated Distribution Agreement (the "Lachlan Agreement") with Lachlan Pharmaceuticals, an Irish company controlled by Messrs. Jones and Moscato ("Lachlan"), effective December 18, 2015. Pursuant to the Lachlan Agreement, Lachlan named Zylera as its exclusive distributor of Ulesfia in the United States and agreed to supply Ulesfia to Zylera exclusively for marketing and sale in the United States.

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

RELATED PERSON TRANSACTIONS POLICY AND PROCEDURES
In 2015, in connection with our initial public offering, our Board adopted a written related person transaction policy to set forth policies and procedures for the review and approval or ratification of related person transactions. This policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company is, was or will be a participant, the amount involved exceeds $120,000 with one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person.”

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our Audit Committee. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Audit Committee will review, and, in its discretion, may ratify the related person transaction.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the Audit Committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the Audit Committee will review and consider:

•	the interests, direct or indirect, of any related person in the transaction;

•	the purpose of the transaction;

•	the proposed aggregate value of such transaction, or, in the case of indebtedness, that amount of principal that would be involved;

•	the risks, costs and benefits to the Company;

•	the availability of other sources of comparable products or services;

•	management’s recommendation with respect to the proposed related person transaction;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products;

•	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

Our Audit Committee will approve only those related person transactions that, in light of known circumstances, are in, or are not inconsistent with, the best interests of the Company and its stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our Board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

•	transactions involving compensation for services provided to the Company as an employee, consultant or director; and

•
a transaction, arrangement or relationship in which a related person’s participation is solely due to the related person’s position as a director of an entity that is participating in such transaction, arrangement or relationship.

We did not have a written policy regarding the review and approval of related person transactions prior to our initial public offering. Nevertheless, with respect to such transactions, it has been the practice of our Board to consider the nature of and business reason for such transactions, how the terms of such transactions compared to those which might be obtained from unaffiliated third parties and whether such transactions were otherwise fair to and in the best interests of the Company, or not contrary to, our best interests. In addition, all related person transactions required prior approval, or later ratification, by our Board.

DIRECTOR INDEPENDENCE

After review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following directors are independent directors within the meaning of the applicable NASDAQ listing standards and the independence criteria set forth in our Corporate Governance Guidelines: Mr. Gutry and Dr. Persson. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company.

In making those independence determinations, the Board took into account certain relationships and transactions that occurred in the ordinary course of business between the Company and entities with which some of its directors are or have been affiliated. The Board considered all relationships and transactions that occurred during any 12-month period within the last three fiscal years, including the participation by our directors and entities affiliated with our directors in various financing transactions with the Company, and determined that there were no relationships that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors.

As provided in the Company’s Related Person Transactions Policy, the Board considered that the aggregate dollar amount of the transactions during any 12-month period within the last three fiscal years did not exceed the greater of $1 million or 2% of the other Company’s consolidated gross revenues and, therefore, was not regarded as compromising the director’s independence.

As reported on a Form 8-K filed March 29, 2019, the Company was notified by NASDAQ on March 28, 2019 that as a result of Isaac Blech’s resignation from the Board the Company was no longer in compliance with NASDAQ Listing Rule 5605(b)(1), which requires the Company’s Board be comprised of a majority of independent directors. The Company was initially relying on the cure period to fill the vacancy on its Board, however as reported on Form 8-K filed on April 12, 2019, following Dr. Pedder's appointment to Executive Chairman of the Board on April 10, 2019, the Company was notified by NASDAQ on April 11, 2019 that it now has 45 calendar days to submit a plan to regain compliance with the majority independent board requirement. If the plan is accepted, NASDAQ may grant an extension up to 180 calendar days to evidence compliance. The Company expects to regain compliance with NASDAQ’s majority independent board requirement within the time frame prescribed by NASDAQ.

Additionally, as reported on Form 8-K filed on April 12, 2019, as a result of Simon Pedder's appointment of Executive Chairman of the Board, he is no longer an independent director under NASDAQ Listing Rules and no longer serves on the Company’s Audit Committee. Therefore, the Company was notified by NASDAQ on April 11, 2019 that it is no longer in compliance with NASDAQ Listing Rule 5605(c)(2)(A), which requires the Company’s Audit Committee be comprised of three independent directors. At this time, the Company’s Audit Committee is comprised of two independent directors. Pursuant to NASDAQ Listing Rule 5605(c)(4), the Company is entitled to and was granted a cure period to regain compliance with NASDAQ Listing Rule 5605(c)(2)(A), which cure period will expire upon the earlier of (1) the Company’s next annual stockholders’ meeting; or (2) if the next annual stockholders meeting is held on or before October 8, 2019, then the Company must evidence compliance no later than October 8, 2019. The Board intends to conduct a director search process and expects to be compliant with the audit committee composition requirements of NASDAQ Listing Rule 5605(c)(2)(A) by the end of the cure period.

For information related to the Board and committees of the Board, please refer to “Information Regarding Committees of the Board” within Item 10 of this Annual Report on Form 10-K, which is incorporated into this Item 13 be reference.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2018 and 2017, by Ernst & Young LLP, the Company’s principal accountant.

	Fiscal Year Ended December 31,
	2018	2017
Audit fees(1)	$553,470	$509,681
Audit-related fees(2)	135,000	—
All other fees(3)	1,995	1,995
Total	$690,465	$511,676

(1) Audit fees consisted of audit work performed in the audit of our financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as accounting consultations billed as audit services, and consents and assistance with and review of documents filed with the SEC.

(2) Audit-related fees consist of consulting and advisory fees related to potential acquisitions and strategic transactions and audit fees related to acquired entities.
(3) All other fees consisted of all other products and services provided by the independent registered public accounting firm that are not reflected in any of the previous categories, such as the use of online accounting research tools.

All fees described above were pre-approved by the Audit Committee.

PRE-APPROVAL POLICIES AND PROCEDURES
The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, Ernst & Young LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

PART IV

 Item 15. Exhibits, Financial Statement Schedules.

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

21.1 (1)	List of Subsidiaries of the Registrant.

23.1 (1)	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (1)	XBRL Instance Document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document.

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1) Previously filed with our Original 10-K.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CERECOR INC.

Date: April 23, 2019	/s/ Joseph M. Miller
Joseph M. Miller
Chief Financial Officer