Form 10-Q
period 2019-09-30
Cerecor Inc.
filed 2019-11-14
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10‑Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2019
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
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
As of November 12, 2019, the registrant had 44,106,794 shares of common stock outstanding.

CERECOR INC.

FORM 10-Q

For the Quarter Ended September 30, 2019

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,250,651	$10,646,301
Accounts receivable, net	4,955,771	3,157,555
Other receivables	208,204	5,469,011
Inventory, net	402,267	1,110,780
Prepaid expenses and other current assets	1,670,019	1,529,516
Restricted cash, current portion	102,214	18,730
Total current assets	12,589,126	21,931,893
Property and equipment, net	1,496,431	586,512
Intangible assets, net	26,595,239	31,239,468
Goodwill	16,411,123	16,411,123
Restricted cash, net of current portion	101,945	81,725
Total assets	$57,193,864	$70,250,721
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$826,472	$1,446,141
Accrued expenses and other current liabilities	13,133,895	19,731,373
Income taxes payable	1,014,454	2,032,258
Long-term debt, current portion	1,050,000	1,050,000
Contingent consideration, current portion	1,237,401	1,956,807
Total current liabilities	17,262,222	26,216,579
Long-term debt, net of current portion	14,254,856	14,327,882
Contingent consideration, net of current portion	6,236,084	7,093,757
Deferred tax liability, net	98,061	69,238
License obligations	—	1,250,000
Other long-term liabilities	1,121,367	385,517
Total liabilities	38,972,590	49,342,973
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at September 30, 2019 and December 31, 2018; 44,106,794 and 40,804,189 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	44,107	40,804
Preferred stock—$0.001 par value; 5,000,000 shares authorized at September 30, 2019 and December 31, 2018; 2,857,143 shares issued and outstanding at September 30, 2019 and December 31, 2018	2,857	2,857
Additional paid-in capital	134,085,981	119,082,157
Accumulated deficit	(115,911,671)	(98,218,070)
Total stockholders’ equity	18,221,274	20,907,748
Total liabilities and stockholders’ equity	$57,193,864	$70,250,721

See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Product revenue, net	$5,513,276	$4,074,786	$15,374,123	$13,045,824
License and other revenue	100,000	—	100,000	—
Sales force revenue	—	—	—	296,875
Total revenues, net	5,613,276	4,074,786	15,474,123	13,342,699

Operating expenses:
Cost of product sales	1,435,061	3,111,290	3,241,131	5,397,872
Research and development	1,743,435	1,047,877	8,857,220	3,780,352
Acquired in-process research and development	—	18,723,952	—	18,723,952
General and administrative	2,679,396	1,884,293	7,778,386	7,833,612
Sales and marketing	2,630,545	2,310,760	8,676,298	5,889,137
Amortization expense	1,037,414	1,065,398	3,195,108	3,315,843
Impairment of intangible assets	—	159,687	1,449,121	1,861,562
Change in fair value of contingent consideration	(197,219)	84,844	(1,009,168)	360,850
Total operating expenses	9,328,632	28,388,101	32,188,096	47,163,180
Loss from operations	(3,715,356)	(24,313,315)	(16,713,973)	(33,820,481)
Other (expense) income:
Change in fair value of warrant liability and unit purchase option liability	35,491	(2,994)	6,823	(22,329)
Other (expense) income, net	(15,000)	—	(24,400)	18,655
Interest expense, net	(205,938)	(234,854)	(613,624)	(577,664)
Total other expense, net	(185,447)	(237,848)	(631,201)	(581,338)
Net loss before taxes	(3,900,803)	(24,551,163)	(17,345,174)	(34,401,819)
Income tax expense	115,651	52,412	348,427	92,076
Net loss	$(4,016,454)	$(24,603,575)	$(17,693,601)	$(34,493,895)
Net loss per share of common stock, basic and diluted	$(0.07)	$(0.71)	$(0.31)	$(1.05)
Net loss per share of preferred stock, basic and diluted	$(0.35)	$—	$(1.56)	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(17,693,601)	$(34,493,895)
Adjustments to reconcile net loss provided by (used in) operating activities:
Depreciation and amortization	3,266,313	3,333,416
Impairment of intangible assets	1,449,121	1,861,562
Stock-based compensation	1,942,196	1,796,387
Acquired in-process research and development, including transaction costs	—	18,723,952
Deferred taxes	28,823	(47,994)
Amortization of inventory fair value associated with acquisition of TRx and Avadel's pediatric products	107,272	262,419
Non-cash interest expense	—	327,224
Change in fair value of warrant liability and unit purchase option liability	(6,823)	22,328
Change in fair value of contingent consideration	(1,009,168)	360,850
Changes in assets and liabilities:
Accounts receivable, net	(1,798,216)	(73,513)
Other receivables	5,260,807	(3,072,729)
Inventory, net	601,241	(226,735)
Prepaid expenses and other assets	(140,503)	27,571
Escrowed cash receivable	—	3,752,390
Accounts payable	(619,669)	172,243
Income taxes payable	(1,017,804)	(64,100)
Accrued expenses and other liabilities	(6,573,918)	6,186,178
License obligations	(1,250,000)	—
Net cash used in operating activities	(17,453,929)	(1,152,446)
Investing activities
Acquisition of Avadel's pediatric products	—	(1)
Cash acquired from the acquisition of Ichorion Therapeutics, Inc.	—	1,429,876
Purchase of property and equipment	(262,011)	(65,057)
Net cash (used in) provided by investing activities	(262,011)	1,364,818
Financing activities
Proceeds from exercise of stock options and warrants	257,993	508,746
Proceeds from sales of common stock under employee stock purchase plan	127,537	8,400
Restricted stock units withheld for taxes	(33,959)	—
Proceeds from sale of shares pursuant to private placement, net	3,737,400	3,857,106
Proceeds from underwritten public offering, net	8,975,960	—
Payment of contingent consideration	(567,911)	(137,008)
Payment of long-term debt	(73,026)	—
Net cash provided by financing activities	12,423,994	4,237,244
(Decrease) increase in cash, cash equivalents and restricted cash	(5,291,946)	4,449,616
Cash, cash equivalents, and restricted cash at beginning of period	10,746,756	2,605,499
Cash, cash equivalents, and restricted cash at end of period	$5,454,810	$7,055,115
Supplemental disclosures of cash flow information
Cash paid for interest	$787,500	$262,500
Cash paid for taxes	$1,326,025	$—
Supplemental disclosures of non-cash activities
Leased asset obtained in exchange for new operating lease liability	$743,025	$—
Debt assumed in Avadel Pediatric Products acquisition	$—	$(15,075,000)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	September 30,
	2019	2018

Cash and cash equivalents	$5,250,651	$6,838,353
Restricted cash, current	102,214	37,027
Restricted cash, non-current	101,945	179,735
Total cash, cash equivalents and restricted cash	$5,454,810	$7,055,115

See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common stock		Preferred Stock		Additional paid‑in	Contingently issuable stock	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	Amount	deficit	equity
Three Months Ended September 30, 2018:
Balance, June 30, 2018	33,790,686	$33,792	—	$—	$87,241,204	$—	$(68,055,580)	$19,219,416
Issuance of shares pursuant to common stock private placement, net of offering costs	1,000,000	1,000	—	—	3,856,106	—	—	3,857,106
Issuance of shares in acquisition of Ichorion assets	5,798,735	5,774	—	—	19,965,780	—	—	19,971,554
Exercise of stock options and warrants	90,213	90	—	—	118,182	—	—	118,272
Stock-based compensation	—	—	—	—	945,132	—	—	945,132
Net loss	—	—	—	—	—	—	(24,603,575)	(24,603,575)
Balance, September 30, 2018	40,679,634	$40,656	—	$—	$112,126,404	$—	$(92,659,155)	$19,507,905

Nine Months Ended September 30, 2018:
Balance, December 31, 2017	31,266,989	$31,268	—	$—	$83,338,136	$2,655,464	$(58,165,260)	$27,859,608
Issuance of contingently issuable shares in acquisition of TRx	2,349,968	2,350			2,653,114	(2,655,464)	—	—
Issuance of shares pursuant to common stock private placement, net of offering costs	1,000,000	1,000	—	—	3,856,106	—	—	3,857,106
Issuance of shares in acquisition of Ichorion assets	5,798,735	5,774	—	—	19,965,780	—	—	19,971,554
Exercise of stock options and warrants	243,942	244	—	—	508,501	—	—	508,745
Shares purchased through employee stock purchase plan	20,000	20	—	—	8,380	—	—	8,400
Stock-based compensation	—	—	—	—	1,796,387	—	—	1,796,387
Net loss	—	—	—	—	—	—	(34,493,895)	(34,493,895)
Balance, September 30, 2018	40,679,634	$40,656	—	$—	$112,126,404	$—	$(92,659,155)	$19,507,905

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common stock		Preferred Stock		Additional paid‑in	Contingently issuable stock	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	Amount	deficit	equity
Three Months Ended September 30, 2019
Balance, June 30, 2019	42,898,251	$42,898	2,857,143	$2,857	$129,545,721	$—	$(111,895,217)	$17,696,259
Issuance of shares pursuant to common stock private placement, net of offering costs	1,200,000	1,200	—	—	3,736,200	—	—	3,737,400
Exercise of stock options and warrants	539	1	—	—	1,175	—	—	1,176
Restricted Stock Units vested during period	11,250	11	—	—	(11)	—	—	—
Restricted Stock Units withheld for taxes	(3,246)	(3)	—	—	(15,898)	—	—	(15,901)
Stock-based compensation	—	—	—	—	818,794	—	—	818,794
Net loss	—	—	—	—	—	—	(4,016,454)	(4,016,454)
Balance, September 30, 2019	44,106,794	$44,107	2,857,143	$2,857	$134,085,981	$—	$(115,911,671)	$18,221,274

Nine Months Ended September 30, 2019
Balance, December 31, 2018	40,804,189	$40,804	2,857,143	$2,857	$119,082,157	$—	$(98,218,070)	$20,907,748
Issuance of shares of common stock in underwritten public offering, net of offering costs	1,818,182	1,818	—	—	8,974,142	—	—	8,975,960
Issuance of shares pursuant to common stock private placement, net of offering costs	1,200,000	1,200			3,736,200			3,737,400
Exercise of stock options and warrants	74,952	75	—	—	257,918	—	—	257,993
Restricted Stock Units vested during period	172,500	173	—	—	(173)	—	—	—
Restricted Stock Units withheld for taxes	(6,969)	(7)	—	—	(33,952)	—	—	(33,959)
Shares purchased through employee stock purchase plan	43,940	44	—	—	127,493	—	—	127,537
Stock-based compensation	—	—	—	—	1,942,196	—	—	1,942,196
Net loss	—	—	—	—	—	—	(17,693,601)	(17,693,601)
Balance, September 30, 2019	44,106,794	$44,107	2,857,143	$2,857	$134,085,981	$—	$(115,911,671)	$18,221,274

See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

Cerecor Inc. (the “Company” or “Cerecor”) is a biopharmaceutical company focused on becoming a leader in the development and commercialization of treatments for orphan diseases and neurological disorders. The Company's orphan disease pipeline is led by CERC-801, CERC-802 and CERC-803. All three compounds are therapies for inborn errors of metabolism, specifically disorders known as Congenital Disorders of Glycosylation ("CDGs") by means of substrate replacement therapy. The U.S. Food and Drug Administration ("FDA") has granted Rare Pediatric Disease Designation ("RPDD") and Orphan Drug Designation ("ODD") to all three CERC-800 compounds, thus qualifying the Company to receive a Priority Review Voucher ("PRV") upon approval of a new drug application ("NDA"). The PRV may be sold or transferred an unlimited number of times. The Company plans to leverage the 505(b)(2) NDA pathway for all three compounds to accelerate their development and approval. Additionally, CERC-801 and CERC-802 were granted Fast Track Designation ("FTD") from the FDA which helps facilitate and expedite development of each compound. The Company is also in the process of developing one other preclinical orphan disease compound, CERC-913, for the treatment of mitochondrial DNA Depletion Syndrome. The Company's neurology pipeline is led by CERC-301, a Glutamate NR2B selective, NMDA Receptor antagonist, which Cerecor is currently developing as a novel treatment for orthostatic hypotension ("OH"). The Company is also developing CERC-406, a CNS-targeted COMT inhibitor for Parkinson's Disease. The Company also currently has one marketed product, Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions and indications.

Cerecor was incorporated in 2011, commenced operations in 2011 and completed an initial public offering in October 2015.

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

On October 10, 2019, the Company entered into, and subsequently closed on, an asset purchase agreement (the "Aytu Purchase Agreement") with Aytu BioScience, Inc. (“Aytu”) to sell the Company’s rights, title and interest in, assets relating to its Pediatric Portfolio, namely Aciphex® Sprinkle™, Cefaclor for Oral Suspension, Karbinal™ ER, Flexichamber™, Poly-Vi-Flor® and Tri-Vi-Flor™ (the "Divested Assets" or "Pediatric Portfolio"), as well as the corresponding commercial infrastructure consisting of the right to offer employment to Cerecor’s sales force and the assignment of supporting commercial contracts (the “Aytu transaction”).  Aytu provided consideration of cash and preferred stock totaling $17 million ($4.5 million in cash and $12.5 million in Aytu preferred stock) and assumed certain of the Company’s liabilities, including the Company’s payment obligations payable to Deerfield CSF, LLC ("Deerfield") of approximately $15 million and certain other liabilities in excess of approximately $11 million. In addition, Aytu assumed future contractual obligations under existing license agreements associated with the Divested Assets.  The Aytu transaction closed on November 1, 2019. Upon closing of the transaction, Cerecor terminated all sales force personnel, which included both those that Aytu offered employment, as well as any remaining sales force personnel.  Cerecor expects to incur severance charges and legal costs in the fourth quarter as a result of the transaction (see Note 14 for description of this transaction).

Liquidity

In order to meet its cash flow needs, the Company applies a disciplined decision-making methodology as it evaluates the optimal allocation of the Company's resources between investing in the Company's development portfolio and acquisitions or in-licensing of new assets. For the nine months ended September 30, 2019, Cerecor generated a net loss of $17.7 million and negative cash flow from operations of $17.5 million.  As of September 30, 2019, Cerecor had an accumulated deficit of $115.9 million and a balance of $5.3 million in cash and cash equivalents.

During the first quarter of 2019, the Company closed an underwritten public offering of common stock for 1,818,182 shares of common stock of the Company, at a price to the public of $5.50 per share ("public price"). Armistice Capital Master Fund Ltd. ("Armistice"), our largest stockholder, participated in the offering by purchasing 363,637 shares of common stock of the Company from the underwriter at the public price. Cerecor director Steven J. Boyd is Armistice's Chief Investment Officer. The net proceeds of the offering were approximately $9.0 million (see "Common Stock Offering" in Note 9 below for description of the transaction). During the third quarter of 2019, the Company entered into a securities purchase agreement with Armistice, pursuant to which the Company sold 1,200,000 shares of the Company’s common stock for a purchase price of $3.132 per share. Net proceeds of the private placement were approximately $3.7 million. During the fourth quarter of 2019, the Company entered into, and subsequently closed on, the Aytu Purchase Agreement to sell the Company's rights, title and interest in, assets relating to its Pediatric Portfolio and related commercial infrastructure for a combination of cash and preferred stock totaling $17 million ($4.5 million in cash and $12.5 million in Aytu preferred stock) and assumption of certain of the Company's liabilities including the Company’s payment obligations payable to Deerfield and certain other liabilities in excess of $15 million.

The Company plans to use its current cash on hand inclusive of the $4.5 million cash collected in the fourth quarter of 2019 from the sale of the Pediatric Portfolio and related commercial infrastructure and the anticipated cash flows from the Company's sales of Millipred to offset costs related to its neurology programs, orphan disease programs, business development, and costs associated with its organizational infrastructure. Cerecor expects to continue to incur significant expenses and operating losses for the immediate future as it continues to invest in the Company's pipeline assets. Our ability to achieve and maintain profitability in the future is dependent on, among other things, the development, regulatory approval, and commercialization of our pipeline assets, the potential sale of any PRVs we receive and revenue from Millipred product sales, all being adequate to support our cost structure and pipeline asset development.

The Company believes it will require additional financing to continue to execute its clinical development strategy and fund future operations. The Company plans to meet its capital requirements through operating cash flows from product sales of Millipred and some combination of PRV sales, equity or debt financings, collaborations, out-licensing arrangements, strategic alliances, federal and private grants, marketing, distribution or licensing arrangements or the sale of current or future assets. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible or suspend or curtail planned programs. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates.

Our plan to aggressively develop our pipeline will require substantial cash in excess of what the Company expects our cash from the current commercial operations to generate.  However, the Company expects that our existing cash and cash equivalents, together with anticipated revenue, will enable us to fund our operating expenses, capital expenditure requirements, and other non-operating cash payments through at least November 2020.

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

Reclassification

During the fourth quarter of 2018, the Company concluded that going forward it would include change in fair value of contingent consideration within its own stand-alone line in operating expenses in the Company's statements of operations. The Company has reclassified $0.1 million and $0.4 million from other expenses to operating expenses in the three and nine months ended September, 30, 2018, respectively, on the statement of operations to conform with current period presentation.

Significant Accounting Policies

During the nine months ended September 30, 2019, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 18, 2019 and amended on April 23, 2019, except for the recently adopted accounting standards described below.

The following significant accounting policy was updated in 2019 to reflect changes upon our adoption of ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02").

Leases

The Company determines if an arrangement is a lease at inception. If an arrangement contains a lease, the Company performs a lease classification test to determine if the lease is an operating lease or a finance lease. The Company has identified one operating lease, which is for its corporate headquarters. Right-of-use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities are recognized on the commencement date of the lease based on the present value of the future lease payments over the lease term and are included in other long-term liabilities and other current liabilities on our condensed consolidated balance sheet. ROU assets are valued at the initial measurement of the lease liability, plus any indirect costs or rent prepayments, and reduced by any lease incentives and any deferred lease payments. Operating ROU assets are recorded in property and equipment, net on the condensed consolidated balance sheet and are amortized over the lease term. To determine the present value of lease payments on lease commencement, we use the implicit rate when readily determinable, however, as most leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Furthermore, the Company has elected the practical expedient to account for the lease and non-lease components as a single lease component for the leased property asset class. Lease expense is recognized on a straight-line basis over the life of the lease and is included within general and administrative expenses.

Recently Adopted Accounting Pronouncements

Adoption of ASC 842

In February 2016, FASB issued ASU 2016-02, which revises existing practice related to accounting for leases under ASC No. 840, Leases (“ASC 840”) for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a ROU asset and a lease liability for nearly all leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the ROU asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating leases or finance leases. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840).

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

New Accounting Pronouncements

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” (ASU 2016-13) This guidance applies to all entities and impacts how entities account for credit losses for most financial assets and other instruments. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein. The Company is currently evaluating the potential impact of the adoption of this standard, however, does not expect that the adoption of this new standard will have a material impact on the Company's results of operations or disclosures.

Fair Value Measurements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This new standard modifies certain disclosure requirements on fair value measurements. This new standard will be effective for the Company on January 1, 2020. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements.

3. Revenue from Contracts with Customers

The Company generates substantially all of its revenue from sales of prescription pharmaceutical products to its customers. The following table presents net revenues disaggregated by type (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Prescribed dietary supplements	$2,318	$2,097	$5,909	$5,767
Prescription drugs	3,195	1,978	9,465	7,279
License and other revenue	100	—	100	—
Sales force revenue	—	—	—	297
Total revenue	$5,613	$4,075	$15,474	$13,343

As is typical in the pharmaceutical industry, the Company sells its prescription pharmaceutical products (which include prescribed dietary supplements and prescription drugs) in the United States primarily through wholesale distributors and a specialty contracted pharmacy. Wholesale distributors account for substantially all of the Company’s net product revenues and trade receivables. In addition, the Company earns revenue from sales of its prescription pharmaceutical products directly to retail pharmacies.   For the three months ended September 30, 2019, the Company’s three largest customers accounted for approximately 32%, 31%, and 27% of the Company's total net product revenues from sale of prescription pharmaceutical products. For the nine months ended September 30, 2019, the Company's three largest customers accounted for approximately 35%, 31%, and 26% of the Company's total net product revenues from sale of prescription pharmaceutical products.

4. Net Loss Per Share

The Company computes earnings per share ("EPS") using the two-class method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings. The Company has two classes of stock outstanding, common stock and preferred stock. The preferred stock was issued in the fourth quarter of 2018 upon Armistice exercising preferred stock warrants to acquire an aggregate of 2,857,143 shares of the Series B Convertible Preferred Stock ("convertible preferred stock"). The convertible preferred stock has the same rights and preferences as common stock, other than being non-voting and convertible to shares of common stock on a 1-to-5 ratio.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock and preferred stock for the three and nine months ended September 30, 2019 and 2018, which includes both classes of participating securities:

	Three Months Ended
	September 30,
	2019		2018
	Common stock	Preferred stock	Common stock	Preferred stock
Numerator:
Allocation of undistributed net loss	$(3,019,101)	$(997,353)	$(24,603,575)	$—
Denominator:
Weighted average shares	43,244,481	2,857,143	34,648,641	—
Basic and diluted net loss per share	$(0.07)	$(0.35)	$(0.71)	$—

	Nine Months Ended
	September 30,
	2019		2018
	Common stock	Preferred stock	Common stock	Preferred stock
Numerator:
Allocation of undistributed net loss	$(13,238,766)	$(4,454,835)	$(34,493,895)	$—
Denominator:
Weighted average shares	42,453,928	2,857,143	32,749,291	—
Basic and diluted net loss per share	$(0.31)	$(1.56)	$(1.05)	$—

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the three and nine months ended September 30, 2019 and 2018, as they could have been anti-dilutive:

	Three and Nine Months Ended
	September 30,
	2019	2018
Stock options	5,297,124	4,119,187
Warrants on common stock	4,024,708	18,905,064
Restricted Stock Units	267,500	445,000
Underwriters' unit purchase option	40,000	40,000

5. Acquisitions

Asset Acquisitions

Ichorion Asset Acquisition

On September 24, 2018, the Company entered into, and subsequently consummated the transactions contemplated by, an agreement and plan of merger (the "Merger Agreement") by and among the Company and Ichorion Therapeutics, Inc., a Delaware corporation (the “Ichorion Asset Acquisition”), with Ichorion surviving as a wholly owned subsidiary of the Company.  The consideration for the Ichorion Asset Acquisition consisted of approximately 5.8 million shares of the Company’s common stock, par value $0.001 per share, as adjusted for Estimated Working Capital, as defined in the Merger Agreement. The shares of common stock issued as part of the acquisition may not be resold until January 2020. Consideration for the Ichorion Asset Acquisition includes certain development milestones worth up to an additional $15.0 million, payable either in shares of the Company's common stock or in cash, at the election of the Company.

The fair value of the common stock shares transferred at closing was approximately $20.0 million based on the Company's stock price close on September 24, 2018 and offset by an estimated discount for lack of marketability calculated using guideline public company volatility for comparable companies. The assets acquired consisted primarily of $18.7 million of acquired in-process research and development ("IPR&D"), $1.6 million of cash and $0.2 million assembled workforce. The Company recorded this transaction as an asset purchase as opposed to a business combination as management concluded that substantially all of the value received was related to one group of similar identifiable assets which was the IPR&D for the three preclinical therapies for inherited metabolic disorders known as CDGs (CERC-801, CERC-802 and CERC-803). The Company considered these assets similar due to similarities in the risks for development, compound type, stage of development, regulatory pathway, patient population and economics of commercialization.  The fair value of the IPR&D was immediately recognized as Acquired In-Process Research and Development expense as the IPR&D asset has no other alternate use due to the stage of development. The $0.2 million of transaction costs incurred were recorded to acquired IPR&D expense. The assembled workforce asset recorded to intangible assets will be amortized over an estimated useful life of two years.

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

The contingent consideration related to the development milestones will be recognized if and when such milestones are probable and can be reasonably estimated. As of September 30, 2019, no contingent consideration related to the development milestone has been recognized. The Company will continue to monitor the development milestones at each reporting period.

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
Subsequent to the finalization of the purchase price allocation related to the acquisition of Avadel's pediatric products, during the second quarter of 2019, the Company made a strategic decision to eliminate sales force efforts related to selling Flexichamber (other than the limited inventory currently on hand). As a result of this decision, paired with significant deviations from forecasted sales, management identified an impairment indicator for Flexichamber during the second quarter of 2019. Accordingly, during the second quarter of 2019, the Company performed a test for recoverability and concluded that the sum of its estimated future undiscounted cash flows was less than its carrying value of $1.4 million. Management then measured the impairment loss by calculating the excess of Flexichamber's carrying amount over its fair value. Management determined that due to the absence of future material cash flows that the fair value of Flexichamber as of June 30, 2019, which is considered a Level 3 nonrecurring fair value measurement, was $0. Accordingly, a full impairment was recognized in the impairment of intangible asset line for Flexichamber in the amount of $1.4 million for the nine months ended September 30, 2019. In addition, because the Company expects the sale of remaining inventory on hand will not generate material cash flows, the Company wrote down the existing inventory on hand as of June 30, 2019 to $0, which resulted in $0.2 million charge to cost of product sales during the nine months ended September 30, 2019.

TRx Acquisition

On November 17, 2017, the Company entered into, and consummated the transactions contemplated by, an equity interest purchase agreement (the “TRx Purchase Agreement”) by and among the Company, TRx, Fremantle Corporation and LRS International LLC, the selling members of TRx (collectively, the “TRx Sellers”), which provided for the purchase of all of the equity and ownership interests of TRx by the Company (the "TRx Acquisition"). The consideration for the TRx Acquisition consisted of $18.9 million in cash, as adjusted for estimated working capital, estimated cash on hand, estimated indebtedness and estimated transaction expenses, as well as 7,534,884 shares of the Company’s common stock having an aggregate value on the closing date of $8.5 million and certain potential contingent payments. Upon closing, the Company issued 5,184,920 shares of its common stock to the TRx Sellers.  Pursuant to the TRx Purchase Agreement, the issuance of the remaining 2,349,968 shares was subject to the Company's stockholder approval. In May 2018, stockholder approval was obtained and the remaining shares were issued to the TRx Sellers. The contingent shares were initially recorded to contingently issuable shares, which is recorded within stockholder's equity and were reclassed to common stock and additional paid in capital upon issuance, on the consolidating balance sheet date. As a result of the TRx Acquisition, the Company has currently recorded goodwill of $12.6 million, of which $8.7 million was deductible for income taxes.

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

Pro Forma Impact of Business Combinations

The following supplemental unaudited pro forma information presents Cerecor’s financial results as if the acquisition of Avadel pediatric products, which was completed on February 16, 2018, had occurred on January 1, 2018:

Nine Months Ended
September 30,
2018

Total revenues, net	$15,047,699
Net loss	$(35,539,494)
Basic and diluted net loss per share of common stock	$(1.09)
Basic and diluted net loss per share of preferred stock	$—

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2019
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$3,221,364	$—	$—
Liabilities
Contingent consideration	$—	$—	$7,473,485
Warrant liability**	$—	$—	$850
Unit purchase option liability**	$—	$—	$2,493

	December 31, 2018
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$7,324,932	$—	$—
Liabilities
Contingent consideration	$—	$—	$9,050,564
Warrant liability**	$—	$—	$2,950
Unit purchase option liability**	$—	$—	$7,216
*Investments in money market funds are reflected in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
**Warrant liability and UPO liability are reflected in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

As of September 30, 2019 and December 31, 2018, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities, short term and long-term debt, warrant liability, the underwriters' UPO liability, and contingent consideration. The carrying amounts reported in the accompanying condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their respective fair values because of the short-term nature of these accounts. The estimated fair value of the Company’s long-term debt of $15.0 million as of September 30, 2019 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy.

Level 3 Valuation

The tables presented below are a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability, UPO liability and contingent consideration for the nine months ended September 30, 2019 and 2018:

	Warrant	Unit purchase	Contingent
	liability	option liability	consideration	Total
Balance at December 31, 2018	$2,950	$7,216	$9,050,564	$9,060,730
Payment of contingent consideration	—	—	(567,911)	(567,911)
Change in fair value due to Lachlan Settlement	—	—	(1,277,150)	(1,277,150)
Other changes in fair value	(2,100)	(4,723)	267,982	261,159
Balance at September 30, 2019	$850	$2,493	$7,473,485	$7,476,828

	Warrant	Unit purchase	Contingent
	liability	option liability	consideration	Total
Balance at December 31, 2017	$8,185	$26,991	$2,576,633	$2,611,809
Issuance of contingent consideration	—	—	7,920,000	7,920,000
Payment of contingent consideration	—	—	(137,008)	(137,008)
Purchase price allocation measurement period adjustment of contingent consideration	—	—	(1,210,000)	(1,210,000)
Change in fair value	6,145	16,183	360,850	383,178
Balance at September 30, 2018	$14,330	$43,174	$9,510,475	$9,567,979

In 2014, the Company issued warrants to purchase 625,208 shares of convertible preferred stock. Upon the closing of our initial public offering ("IPO") in October 2015 these warrants became warrants to purchase 22,328 shares of common stock, in accordance with their terms. The warrants expire in October 2020. The warrants represent a freestanding financial instrument that is indexed to an obligation, which the Company refers to as the warrant liability. The warrant liability is marked-to-market each reporting period with the change in fair value recorded to other income, net in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of September 30, 2019, include (i) volatility of 50%, (ii) risk free interest rate of 1.74%, (iii) strike price of $8.40, (iv) fair value of common stock of $3.29, and (v) expected life of 1.0 years.

The underwriters’ UPO was issued to the underwriters of the Company's IPO in 2015 and provides the underwriters the option to purchase up to a total of 40,000 units. The units underlying the UPO will be, immediately upon exercise, separated into shares of common stock, underwriters’ Class A warrants and underwriters’ Class B warrants (such warrants together referred to as the Underwriters’ Warrants). The Underwriters’ Warrants were warrants to purchase shares of common stock. The Class B warrants expired in April 2017 and the Class A warrants expired in October 2018, while the UPO expires in October 2020. The Company classifies the UPO as a liability, as it is a freestanding marked-to-market derivative instrument that is precluded from being classified in stockholders’ equity. The UPO liability is marked-to-market each reporting period with the change in fair value recorded to other income, net in the accompanying statements of operations until the UPO is exercised, expires or other facts and circumstances lead the UPO to be reclassified to stockholders’ equity. The fair value of the UPO liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the simulation model for valuing the UPO as of September 30, 2019, include (i) volatility of 50%, (ii) risk free interest rate of 1.74% , (iii) unit strike price of $7.47, (iv) fair value of underlying equity of $3.29, and (v) expected life of 1.0 years.

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

As part of the acquisition of Avadel's pediatric products, the Company became obligated to pay a 15% annual royalty on net sales of the acquired Avadel pediatric products through February 2026, up to an aggregate amount of $12.5 million. The fair value of the future royalty was the expected future value of the contingent payments discounted to a present value. The estimated fair value of the royalty payments as of September 30, 2019 was $7.5 million. The significant assumptions used in estimating the fair value of the royalty payment as of September 30, 2019 include (i) the expected net sales of the acquired Avadel pediatric products for that are subject to the 15% royalty based on the Company's net sales forecast and, (ii) the risk-adjusted discount rate of 7.86%, which is comprised of the risk-free interest rate of 1.60% and a counterparty risk of 6.26% utilized to discount the expected royalty payments. The liability is reduced by periodic payments. As detailed in Note 14, in connection with the Company entering into the Aytu transaction in October 2019, the contingent consideration related to Avadel's pediatric products was transferred to Aytu upon closing of the transaction on November 1, 2019. However, the liability as of September 30, 2019 does not factor in the transfer of the liability because the transaction occurred subsequent to quarter end.

The consideration for the TRx acquisition included certain potential contingent payments. First, pursuant to the TRx Purchase Agreement, the Company would have been required to pay $3.0 million to the Sellers if the gross profit related to TRx products equaled or exceeded $12.6 million in 2018. The Company did not achieve this contingent event in 2018 and therefore no value was assigned to the contingent payout as of December 31, 2018. Additionally, the Company may have been required to pay the following: (1) $2.0 million upon the transfer of the Ulesfia NDA to the Company ("NDA Transfer Milestone"), and (2) $2.0 million upon FDA approval of a new dosage of Ulesfia ("FDA Approval Milestone"). However, as part of the settlement the Company entered into during the second quarter of 2019 with Lachlan Pharmaceuticals, an Irish company controlled by the previous owners of TRx, among additional terms discussed in Note 13, the Company gave up its right to sell Ulesfia, except for a limited amount of inventory on hand until that inventory is sold or expired. As a result, the Settlement released the Company from the potential contingent payments related to the NDA Transfer Milestone and FDA Approval Milestone and therefore no value was assigned to the two milestones as of September 30, 2019 resulting in the Company recognizing a gain on the change of fair value of contingent consideration of $1.3 million for the nine months ended September 30, 2019.

No other changes in valuation techniques or inputs occurred during the nine months ended September 30, 2019 and 2018. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2019 and 2018.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of September 30, 2019 and December 31, 2018 consisted of the following:

	As of
	September 30, 2019	December 31, 2018
Sales returns and allowances	$5,143,150	$3,972,510
Medicaid rebates	2,603,632	2,237,269
Minimum sales commitments, royalties payable, and purchase obligations	957,243	9,662,901
Compensation and benefits	1,993,211	1,953,065
Research and development expenses	1,409,738	278,132
Sales and marketing	125,494	1,112,378
General and administrative	775,163	235,721
Other	126,264	279,397
Total accrued expenses and other current liabilities	$13,133,895	$19,731,373

As detailed in Note 14, in connection with the Company entering into the Aytu transaction in October 2019, Aytu assumed certain of the Company's liabilities including certain accrued expenses and other current liabilities primarily related to sales returns and Medicaid rebates, upon closing of the transaction on November 1, 2019. However, accrued expenses and other current liabilities as of September 30, 2019 do not factor in Aytu's assumption of such liabilities because the transaction occurred subsequent to quarter end.

8. Deerfield Obligation

In relation to the Company's acquisition of Avadel's pediatric products on February 16, 2018, the Company assumed an obligation that Avadel had to Deerfield CSF, (the "Deerfield Obligation"). Beginning in July 2018 through October 2020, the Company is required to pay a quarterly payment of $262,500 to Deerfield. In January 2021, a balloon payment of $15,250,000 is due. As payments were made, the difference between the gross value and fair value of these payments was recorded as interest expense in the Company's condensed consolidated statements of operations using the effective interest method. Interest expense for the three and nine months ended September 30, 2019 was $0.2 million and $0.7 million, respectively, and is included in interest expense, net on the accompanying consolidated statement of operations. The amounts due within the next year are included in current portion of long-term debt on the Company's condensed consolidated balance sheets. The amounts due in greater than one year are included in long-term debt, net of current portion, on the Company's condensed consolidated balance sheets. The Deerfield Obligation was $15.3 million as of September 30, 2019, of which $1.1 million is recorded as a current liability.

As detailed in Note 14, in connection with the Company entering into the Aytu transaction in October 2019, Aytu assumed the Deerfield Obligation upon closing of the transaction on November 1, 2019. However, the balance as of September 30, 2019 does not factor in Aytu's assumption of the liability because the transaction occurred subsequent to quarter-end.

On November 1, 2019, in conjunction with the closing of the Aytu transaction, the Company entered into a guarantee (the “Guarantee”) in favor of Deerfield CSF. The Guarantee guarantees the payment by Aytu of the assumed liabilities to Deerfield, which includes the debt obligation and the contingent consideration related to future potential royalties on Avadel's pediatric products. Additionally, on November 1, 2019, the Company entered into a contribution agreement (the “Contribution Agreement”) with Armistice and Avadel, which governs contribution rights and obligations of the Company, Armistice and Avadel with respect to amounts that are paid by Armistice and Avadel to Deerfield CSF under certain guarantees made by Armistice and Avadel to Deerfield CSF. The liabilities to Deerfield, which include the debt obligation (consisting of the balloon payment and the remaining interest payments) and the undiscounted contingent consideration related to future potential royalties on Avadel's pediatric products, were $25.7 million as of the closing date on November 1, 2019.

9. Capital Structure

According to the Company's amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock, common stock and preferred stock. At September 30, 2019, the total number of shares of capital stock the Company was authorized to issue was 205,000,000 of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

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

Common Stock

September 2019 Armistice Private Placement

On September 4, 2019, the Company entered into a securities purchase agreement with Armistice, pursuant to which the Company sold 1,200,000 shares of the Company’s common stock for a purchase price of $3.132 per share, which represents the average closing price of the Common Stock on Nasdaq for the five trading days immediately preceding September 4, 2019. Net proceeds of the private placement were approximately $3.7 million.

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

December 2018 Armistice Private Placement

As discussed in detail above, on December 27, 2018 the Company exchanged previously outstanding warrants for like-kind warrants for 2,857,143 shares of the Company's convertible preferred stock with an exercise price of $2.00 per share. Armistice immediately exercised these warrants for 2,857,143 shares of convertible preferred stock for net proceeds to the Company of $5.7 million. The convertible preferred stock converts to common stock on a 1-for-5 ratio (or to 14,285,714 shares of common stock in total). Additionally, on December 27, 2018, in order to provide Armistice an incentive to exercise the exchanged warrants, the Company entered into a securities purchase agreement with Armistice pursuant to which the Company issued warrants for 4,000,000 shares of common stock of the Company with a term of 5.5 years and an exercise price of $12.50 per share.

August 2018 Armistice Private Placement

On August 17, 2018, the Company entered into a securities purchase agreement with Armistice, pursuant to which the Company sold 1,000,000 shares of the Company’s common stock for a purchase price of $3.91 per share, which was the closing price of shares of the Common Stock on August 16, 2018. Net proceeds of this securities purchase agreement were approximately $3.9 million.

Ichorion Asset Acquisition

On September 25, 2018, under the terms of the Ichorion Asset Acquisition noted above in Note 5, the Company issued approximately 5,800,000 shares of common stock of the Company upon closing.

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

At September 30, 2019, the following common stock warrants were outstanding:

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

Upon the 2016 Plan Effective Date, the 2016 Plan reserved and authorized up to 600,000 additional shares of common stock for issuance, as well as 464,476 unallocated shares remaining available for grant of new awards under the 2015 Plan. An Amended and Restated 2016 Equity Incentive Plan (the "2016 Amended Plan") was approved by the Company's stockholders in May 2018, which increased the share reserve by an additional 1.4 million shares. A Second Amended and Restated 2016 Equity Incentive Plan (the "2016 Second Amended Plan") was approved by the Company's stockholders in August 2019 which increased the share reserve by an additional 850,000 shares. During the term of the 2016 Second Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. As of September 30, 2019, there were 1,963,869 shares available for future issuance under the 2016 Amended Plan.

Option grants expire after ten years. Employee options typically vest over three or four years. Options granted to directors typically vest over one or three years. Directors may elect to receive stock options in lieu of board compensation, which vest immediately. For stock options granted to employees and non-employee directors, the estimated grant date fair market value of the Company’s stock-based awards is amortized ratably over the individuals’ service periods, which is the period in which the awards vest. Stock-based compensation expense includes expense related to stock options, restricted stock units and ESPP shares. The amount of stock-based compensation expense recognized for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$176,261	$32,202	$354,347	$64,077
General and administrative	473,905	843,122	1,139,241	1,599,703
Sales and marketing	168,627	69,809	448,608	132,607
Total stock-based compensation	$818,793	$945,133	$1,942,196	$1,796,387
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

Stock options with service-based vesting conditions

The Company has granted awards that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. A summary of option activity for the nine months ended September 30, 2019 is as follows:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value of options	Weighted average remaining contractual term (in years)
Balance at December 31, 2018	3,746,597	$4.16		7.8
Granted	2,618,264	$5.71	$8,076,475
Exercised	(75,178)	$3.44
Forfeited	(902,767)	$5.16	$2,640,665
Expired	(389,792)	$5.03	$992,343
Balance at September 30, 2019	4,997,124	$4.74		8.2
Exercisable at September 30, 2019	2,155,081	$4.36		6.9

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. As of September 30, 2019, the aggregate intrinsic value of options outstanding and currently exercisable was $1.3 million and $0.9 million, respectively. The total grant date fair value of shares which vested during the nine months ended September 30, 2019 was $1.3 million. The per‑share weighted‑average grant date fair value of the options granted during the nine months ended September 30, 2019 was estimated at $3.08. There were 622,583 options that vested during the nine months ended September 30, 2019 with a weighted average exercise price of $3.54 per share.

The Company recognized stock-based compensation expense of $0.6 million and $1.6 million related to stock options with service-based vesting conditions for the three and nine months ended September 30, 2019, respectively. At September 30, 2019, there was $7.0 million of total unrecognized compensation cost related to unvested service-based vesting condition awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.
Stock options with market-based vesting conditions

The Company has granted awards that contain market-based vesting conditions. The following table summarizes the Company's market-based option activity for the nine months ended September 30, 2019:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1)
Balance at December 31, 2018	500,000	$4.24	9.2
Granted	300,000	$4.98
Exercised	—
Forfeited	(500,000)	$4.24
Balance at September 30, 2019	300,000	$4.98	9.65	$—
Exercisable at September 30, 2019	—
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

The Company recognized stock-based compensation expense of $0.1 million and $(0.2) million related to stock options with market-based based vesting conditions for the three and nine months ended September 30, 2019, respectively. The expense recognized for the nine months ended September 30, 2019 includes the reversal of expense for the former CEO's forfeited options and the expense related to the market-based options granted during the second quarter of 2019. At September 30, 2019, there was $0.9 million of total unrecognized compensation cost related to unvested market-based vesting conditions awards. This compensation cost is expected to be recognized over a weighted-average period of 2.2 years.

Stock-based compensation assumptions

The following table shows the assumptions used to compute stock-based compensation expense for stock options granted to employees and members of the board of directors under the Black-Scholes valuation model and the assumptions used to compute stock-based compensation expense for market-based stock options grants under a Monte Carlo simulation for the nine months ended September 30, 2019:

Service-based options
Expected dividend yield	—%
Expected volatility	55%
Expected life (in years)	5.0 - 6.25
Risk-free interest rate	1.47 - 2.59%

Market-based options
Expected dividend yield	—%
Expected volatility	60%
Expected life (in years)	10
Risk-free interest rate	2.32%

Restricted Stock Units

The Company has granted restricted stock units ("RSU") to certain employees. The Company measures the fair value of the restricted awards using the stock price on the date of the grant. The restricted shares typically vest annually over a four-year period beginning on the first anniversary of the award. The following table summarizes the Company's RSU activity for nine months ended September 30, 2019:

	RSUs Outstanding
	Number of shares	Weighted average grant date fair value
Unvested RSUs at December 31, 2018	445,000	$4.27
Granted	295,000	$4.98
Vested	(172,500)	$4.52
Forfeited	(300,000)	$4.24
Unvested RSUs at September 30, 2019	267,500

During the second quarter of 2019, the Company granted its newly appointed Executive Chairman of the Board 250,000 RSUs, of which 50,000 shares vested immediately on the grant date and the remainder are to vest in three equal annual increments based on continued service.

The Company recognized stock-based compensation expense of $0.1 million and $0.4 million related to RSUs for the three and nine months ended September 30, 2019, respectively. At September 30, 2019, there was $1.3 million of total unrecognized compensation cost related to the RSU grants. This compensation cost is expected to be recognized over a weighted-average period of 2.6 years.
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

Upon the ESPP Effective Date, the Company reserved and authorized up to 500,000 shares of common stock for issuance under the ESPP. On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP shall automatically increase by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, and (ii) 500,000 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. The number of shares increased by 408,042 on January 1, 2019. As of September 30, 2019, 1,148,085 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Stock Purchase Plans, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $42,278 and $129,963 for the three and nine months ended September 30, 2019, respectively.

11. Income Taxes

The provision for income taxes was $115,651 and $348,427 for the three and nine months ended September 30, 2019, respectively, and is comprised of current year state income taxes and amortization of tax-deductible goodwill. Additionally, discrete to the three and nine months ended September 30, 2019, the Company recorded interest and penalties on the outstanding taxes payable to the IRS and various state authorities.
12. Leases

Corporate Headquarters' Lease

The Company identified one operating lease, which is for its corporate headquarters located in Rockville, Maryland. The annual base rent for the office space is $161,671, subject to annual 2.5% increases over the term of the lease. The lease provides for a rent abatement for a period of 12 months following the Company's date of occupancy. The lease has an initial term of 10 years from the date the Company makes its first annual fixed rent payment, which is expected to occur in January 2020. The Company has the option to extend the lease two times, each for a period of five years, and may terminate the lease as of the sixth anniversary of the first annual fixed rent payment, upon the payment of a termination fee. As of the lease commencement date, it is not reasonably certain that the Company will exercise the renewal periods or early terminate the lease and therefore the end date of the lease for accounting purposes is January 31, 2030. The remaining term of the lease at September 30, 2019 was 10.3 years.

Supplemental balance sheet information related to the lease is as follows:

	As of
	September 30, 2019	December 31, 2018
Property and equipment, net	$719,113	$—
Other current liabilities	$114,387	$—
Other long-term liabilities	$1,121,367	$—

The operating lease ROU asset is included in property and equipment and the lease liability is included in accrued expenses and other current liabilities and other long-term liabilities in our condensed consolidated balance sheets. In order to determine the present value of lease payments, the Company utilized a discount rate of 7.7%. This rate was determined based on available information of the rate of interest the Company would pay to borrow on a collateralized basis at an amount equal to the lease payments in a similar economic environment over a similar term on the transition date.

The components of lease expense for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating lease cost*	$32,326	$47,371	$126,467	$144,172
*Includes short-term leases, which are immaterial.

Because the corporate headquarter lease provides for a 12-month lease abatement, the cash paid for amounts included in the measurement of lease liabilities was $0 as of September 30, 2019.

The following table shows a maturity analysis of the operating lease liability as of September 30, 2019:

Undiscounted Cash Flows
October 1, 2019 through December 31, 2019	$—
2020	155,815
2021	169,510
2022	173,748
2023	178,092
Thereafter	1,183,290
Total lease payments	$1,860,455
Less implied interest	$(624,701)
Total	$1,235,754

13. Commitments and Contingencies

Litigation

The Company is or may become party in various contractual disputes, litigation, and potential claims arising in the ordinary course of business. The Company currently does not believe that the resolution of such matters will have a material adverse effect on our financial position or results of operations except as otherwise disclosed in this document.

TRx 2018 Target Gross Profit Dispute

As part of the TRx acquisition, pursuant to the TRx Purchase Agreement, the Company was required to pay $3.0 million to the Sellers (or "former TRx owners") if the gross profit, as defined in the TRx Purchase Agreement, related to TRx products equaled or exceeded $12.6 million in 2018. The Company believes it did not achieve this contingent event in 2018 and therefore no amount is due to the former TRx owners. However, during the second quarter of 2019 the former TRx owners disputed the Company's calculation of gross profit, arguing the Company met the $12.6 million target in 2018. Pursuant to the TRx Purchase Agreement, the dispute was submitted to an independent accounting firm for resolution during the third quarter of 2019. The dispute was resolved on October 8, 2019, with the independent accounting firm ruling in favor of the Company, therefore resulting in no financial statement impact.

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

Prior to the Settlement, the Company had recognized an $8.7 million liability for these minimum obligations and $0.4 million for the royalty payable in accrued liabilities as of March 31, 2019. Additionally, prior to settlement, under the terms of the TRx Purchase Agreement, the former TRx owners were required to indemnify the Company for 100% of all “Pre-Acquisition Ulesfia Losses,” as defined in the TRx Purchase Agreement, related to this arbitration, including legal costs, in excess of $1.0 million. Furthermore, the former TRx owners were required to indemnify the Company for 50% of “Post-Acquisition Ulesfia Losses,” as defined in the TRx Purchase Agreement, which would include losses resulting from having to fund these minimum obligations post-acquisition. The Company had recorded an indemnity receivable of $5.2 million in other receivables as of March 31, 2019, which the Company believed was fully collectible.

Pursuant to the Settlement, during the second quarter of 2019, the Company made a $2.3 million cash payment to Concordia for a full release of all current and future liabilities related to the Lachlan Agreement as of June 30, 2019. As a result, the Company reversed the $8.7 million liability for the minimum obligations and $0.4 million royalty payable in accrued liabilities during the second quarter of 2019. The Settlement also released the former TRx owners of their requirement to indemnify the Company for the losses discussed above. Thus, the Company reversed the $5.2 million indemnity receivable in other receivables during the second quarter of 2019. The Settlement resulted in a net reversal of $1.6 million in previously recognized expense to cost of product sales for the nine months ended September 30, 2019.

Additionally, with the termination of the Lachlan Agreement, the Company gave up its right to sell Ulesfia, except for a limited amount of inventory on hand until that inventory is all sold or expired. Finally, as discussed in detail in Note 6, the Settlement released the Company from having to make any acquisition milestone payout for the NDA transfer of Ulesfia and the FDA approval of an alternate dosing. Therefore, no value is assigned to the two milestones as of September 30, 2019, which resulted in the recognition of a gain on the change in fair value of contingent consideration of $1.3 million for the nine months ended September 30, 2019.

Karbinal Royalty Make-Whole Provision

As discussed in Note 5, on February 16, 2018, in connection with the acquisition of Avadel's pediatric products, the Company entered into a supply and distribution agreement with TRIS Pharma (the "Karbinal Agreement"). As part of this agreement, the Company had an annual minimum sales commitment, which is based on a commercial year that spans from August 1 through July 31, of 70,000 units through 2033. The Company was required to pay TRIS a royalty make whole payment (“Make-Whole Payments”) of $30 for each unit under the 70,000 units annual minimum sales commitment through 2033.

As a part of the sale of the Pediatric Portfolio to Aytu, which closed on November 1, 2019, the Company assigned all payment obligations, including the Make-Whole Payments, under the Karbinal Agreement (collectively, the “TRIS Obligations”) to Aytu.  However, the Company remains liable for TRIS Obligations to the extent Aytu fails to make the required payments. The future Make-Whole Payments to be made by Aytu are unknown as the amount owed to TRIS is dependent on the number of units sold.

Possible future milestone proceeds for out-licensed compounds

On August 8, 2019, the Company entered into an assignment of license agreement (the “Assignment Agreement”) with ES Therapeutics, LLC (“ES Therapeutics”), a wholly-owned subsidiary of Armistice, a significant stockholder of the Company. Pursuant to the Assignment Agreement, the Company assigned and transferred its rights, title, interest, and obligations with respect to CERC-611 to ES Therapeutics. The Company initially licensed the compound from Eli Lilly Company ("Lilly") in September 2016. Under the Assignment Agreement, Armistice paid the Company an upfront payment of $0.1 million. The Company recognized the payment as license and other revenue for the three and nine months ended September 30, 2019. The Assignment Agreement also provides for: (a) a $7.5 million milestone payment to the Company upon cumulative net sales of licensed products reaching $750.0 million; and (b) a $12.5 million milestone payment to the Company upon cumulative net sales of licensed products reaching $1.3 billion. The Assignment Agreement also releases the Company of obligations related to CERC-611, including the $1.3 million contingent payment to Lilly upon the first subject dosage of CERC-611 in a multiple ascending dose study, which was recorded as a license obligation on the balance sheet as of June 30, 2019. The decrease of this license obligation to $0 as of September 30, 2019 resulted in an offset of research and development expense of $1.3 million for the three and nine months ended September 30, 2019. The Assignment Agreement also releases the Company from additional potential future payments due to Lilly upon achievement of certain development and commercialization milestones, including the first commercial sale, and milestone payments and royalty on net sales upon commercialization of the compound.

In August 2017, the Company sold its worldwide rights to CERC-501 to Janssen Pharmaceuticals, Inc. (“Janssen”) in exchange for initial gross proceeds of $25.0 million. There is a potential future $20.0 million regulatory milestone payment to the Company upon acceptance of an NDA for any indication. The terms of the agreement provide that Janssen will assume ongoing clinical trials and be responsible for any new development and commercialization of CERC-501.

Possible future milestone payments

As detailed in Note 5, on September 24, 2018, the Company acquired Ichorion Therapeutics, Inc., thus acquiring three compounds for inherited metabolic disorders known as CDGs (CERC-801, CERC-802 and CERC-803) and one other preclinical orphan disease compound, CERC-913, for the treatment of mitochondrial DNA Depletion Syndrome. Consideration for the transaction included approximately 5.8 million shares of the Company’s common stock (adjusted for estimated working capital) and certain contingent development milestones worth up to an additional $15.0 million.

The contingent consideration of up to an additional $15.0 million relates to three future development milestones for the acquired compounds. The first milestone is the first product being approved for marketing by the FDA on or prior to December 31, 2021. If this milestone is met, the Company is required to make a milestone payment of $6.0 million. The second milestone is the second product being approved for marketing by the FDA on or prior to December 31, 2021. If this milestone is met, the Company is required to make a milestone payment of $5.0 million. The third milestone is a protide molecule being approved by the FDA on or prior to December 31, 2023. If this milestone is met, the Company is required to make a milestone payment of $4.0 million. All milestones are payable in either shares of the Company's common stock or cash, at the election of the Company.

The contingent consideration related to the development milestones will be recognized if and when such milestones are probable and can be reasonably estimated. As of September 30, 2019, no contingent consideration related to the development milestone has been recognized. The Company will continue to monitor the development milestones at each reporting period.

14. Subsequent Events

On October 10, 2019, the Company entered into the Aytu Purchase Agreement to sell the Company’s rights, title and interest in, assets relating to its Pediatric Portfolio, namely Aciphex® Sprinkle™ , Cefaclor for Oral Suspension, Karbinal™ ER, Flexichamber™ , Poly-Vi-Flor® and Tri-Vi-Flor™ as well as the corresponding commercial infrastructure consisting of the right to offer employment to Cerecor’s sales force and the assignment of supporting commercial contracts. Aytu provided consideration of cash and preferred stock totaling $17 million ($4.5 million in cash and $12.5 million in Aytu preferred stock) and assumed certain of the Company’s liabilities, including the Company’s payment obligations payable to Deerfield CSF, LLC of approximately $15 million and certain other liabilities in excess of approximately $11 million primarily related to contingent consideration, Medicaid rebates and sales returns. In addition, Aytu assumed future contractual obligations under existing license agreements associated with the Divested Assets. The transaction closed on November 1, 2019. Armistice, a significant stockholder of the Company, is also a significant stockholder of Aytu.

Upon closing of the transaction, Cerecor terminated all sales force personnel, which included both those that Aytu offered employment, as well as any remaining sales force personnel.  Cerecor expects to incur severance charges and legal costs in the fourth quarter as a result of the transaction. Additionally, Cerecor retained all rights to  Millipred®. As part of a transition services agreement the Company entered into with Aytu, Aytu will manage the commercial operations of Millipred® until the Company establishes an independent commercial infrastructure for the product.

On November 1, 2019, in conjunction with the closing of the Aytu transaction, the Company entered into a Guarantee in favor of Deerfield CSF. The Guarantee guarantees the payment by Aytu of the assumed liabilities to Deerfield, which includes the debt obligation and the contingent consideration related to future potential royalties on Avadel's pediatric products. Additionally, on November 1, 2019, the Company entered into a Contribution Agreement with Armistice and Avadel, which governs contribution rights and obligations of the Company, Armistice and Avadel with respect to amounts that are paid by Armistice and Avadel to Deerfield CSF under certain guarantees made by Armistice and Avadel to Deerfield CSF. The liabilities to Deerfield, which include the debt obligation (consisting of the balloon payment and the remaining interest payments) and the undiscounted contingent consideration related to future potential royalties on Avadel's pediatric products, were $25.7 million as of the closing date on November 1, 2019.

The Company is in-process of determining the financial effect of the Aytu transaction, however, the Company preliminarily estimates it will recognize a gain related to the sale upon closing the transaction during the fourth quarter of 2019.

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

Overview

Cerecor Inc. (the “Company” or “Cerecor”) is a biopharmaceutical company focused on becoming a leader in the development and commercialization of treatments for orphan diseases and neurological disorders. The Company's orphan disease pipeline is led by CERC-801, CERC-802 and CERC-803. All three compounds are therapies for inborn errors of metabolism, specifically disorders known as Congenital Disorders of Glycosylation ("CDGs") by means of substrate replacement therapy. The U.S. Food and Drug Administration ("FDA") has granted Rare Pediatric Disease Designation ("RPDD") and Orphan Drug Designation ("ODD") to all three CERC-800 compounds, thus qualifying the Company to receive a Priority Review Voucher ("PRV") upon approval of a new drug application ("NDA"). The PRV may be sold or transferred an unlimited number of times. The Company plans to leverage the 505(b)(2) NDA pathway for all three compounds to accelerate their development and approval. Additionally, CERC-801 and CERC-802 were granted Fast Track Designation ("FTD") from the FDA which helps facilitate and expedite development of each compound. The Company is also in the process of developing one other preclinical orphan disease compound, CERC-913, for the treatment of mitochondrial DNA Depletion Syndrome. The Company's neurology pipeline is led by CERC-301, a Glutamate NR2B selective, NMDA Receptor antagonist, which Cerecor is currently developing as a novel treatment for orthostatic hypotension ("OH"). The Company is also developing CERC-406, a CNS-targeted COMT inhibitor for Parkinson's Disease. The Company also currently has one marketed product, Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions and indications.

Recent Developments

Sale of Pediatric Portfolio and Related Commercial Infrastructure to Aytu BioScience

On October 10, 2019, the Company entered into, and subsequently closed on, an asset purchase agreement (the "Aytu Purchase Agreement") with Aytu BioScience, Inc. (“Aytu”) to sell the Company’s rights, title and interest in, assets relating to its Pediatric Portfolio, namely Aciphex® Sprinkle™, Cefaclor for Oral Suspension, Karbinal™ ER, Flexichamber™, Poly-Vi-Flor® and Tri-Vi-Flor™ (the "Divested Assets" or "Pediatric Portfolio"), as well as the corresponding commercial infrastructure consisting of the right to offer employment to Cerecor’s sales force and the assignment of supporting commercial contracts (the “Aytu transaction”).  Aytu provided consideration of cash and preferred stock totaling $17 million ($4.5 million in cash and $12.5 million in Aytu preferred stock) and assumed certain of the Company’s liabilities, including the Company’s payment obligations payable to Deerfield CSF, LLC ("Deerfield") of approximately $15 million and certain other liabilities in excess of approximately $11 million. In addition, Aytu assumed future contractual obligations under existing license agreements associated with the Divested Assets.  The transaction closed on November 1, 2019.

Upon closing of the transaction, Cerecor terminated all sales force personnel, which included both those that Aytu offered employment, as well as any remaining sales force personnel.  Cerecor expects to incur severance charges and legal costs in the fourth quarter as a result of the transaction.  James Harrell, Cerecor’s former Executive Vice President of Marketing and Investor Relations, was promoted to Chief Commercial Officer upon close of the Aytu transaction. Additionally, Cerecor retained all rights to  Millipred®. As part of a transition services agreement the Company entered into with Aytu, Aytu will manage the commercial operations of Millipred® until the Company establishes an independent commercial infrastructure for the product.

The Company believes the consideration received as part of the Aytu transaction, paired with the extinguishment of the debt obligation and future obligations under the license agreements associated with the Pediatric Portfolio, will help the Company fund its portfolio of pipeline assets focusing on long-term value drivers, which include the near-term development of our CERC-800 series of assets and the advancement and expansion of the CERC-301 program.

Recent Financing

During the third quarter of 2019, the Company entered into a securities purchase agreement with Armistice, pursuant to which the Company sold 1,200,000 shares of the Company’s common stock for a purchase price of $3.132 per share. Net proceeds of this securities purchase agreement were approximately $3.7 million.

Research and Development Update

Orphan Pipeline Update

In July 2019, the Company announced that the FDA granted FTD for CERC-802, an ultra-pure, oral formulation of D-mannose currently in development for the treatment of Mannose-Phosphate Isomerase Deficiency, also known as MPI-CDG or CDG-1b. FTD is granted to drugs being developed for the treatment of serious or life-threatening diseases or conditions where there is an unmet medical need. The purpose of the FTD provision is to help facilitate and expedite development of drugs to treat serious and life-threatening conditions where an unmet medical need exists. Sponsors of drugs that receive FTD have the opportunity for more frequent interactions with the FDA review team throughout the development program. These can include meetings to discuss study design, data required to support approval, or other aspects of the clinical program. Additionally, products that have been granted FTD may be eligible for priority review of a NDA and the FDA may consider reviewing portions of an NDA before the sponsor submits the complete application (known as a rolling review).

In October 2019, the Company completed dosing healthy volunteers in a Phase 1 Safety Study of CERC-802. The single-center, US-based safety, tolerability and pharmacokinetic study was an open-label, randomized, single-dose, 4-way crossover study in 16 healthy adult volunteers. Pharmacokinetic ("PK") data is expected in early 2020

All three CERC-800 programs have been granted RPDD and ODD by the FDA and CERC-801 and CERC-802 have received FTD by the FDA. There are numerous benefits associated with receipt of ODD, which include seven-year marketing exclusivity (upon approval) in the United States, tax credits (up to 25% of clinical development costs) and waiver of Prescription Drug User Fee Act application fees (filing fees). RPDD provides eligibility for receipt of a PRV upon approval of an NDA. The PRV, which may be sold and ownership may be transferred an unlimited amount of times, can be used to obtain priority review for a subsequent new drug application or biologics license application. Cerecor has previously held pre-IND meetings with the FDA and plans to leverage data from the CDG FIRST Trial, existing clinical and nonclinical data from published literature and sponsor-initiated studies to accelerate development and time to approval of all three compounds under the 505(b)(2) pathway.

Neurological Pipeline Update

In July 2019, the Company announced final positive results from its completed Phase 1 study of CERC-301 for the treatment of Neurogenic Orthostatic Hypotension ("nOH") in Parkinson's disease patients. The results demonstrated that CERC-301 produces a rapid, robust and sustained improvement in systolic blood pressure ("SBP") upon standing in Parkinson's patients suffering from nOH in all doses studied. As part of the study, a single 20 mg dose of CERC-301, which was the highest dose tested, achieved clinically meaningful improvements over baseline and placebo with a maximum improvement of 29.1 mmHg upon standing throughout the 6-hour study period. The Company believes this data may support a single daily dose and has the potential to be used in a broader OH patient population.

In October 2019, the Company enrolled its first patient in a Phase 1 Proof-of-Concept Trial investigating the safety, tolerability and effects on blood pressure in patients with orthostatic hypotension associated with diabetes ("DOH"). This study is a randomized, double-blind, placebo-controlled, two-way cross-over trial over two 24-hour in-clinic visits. At each visit, subjects will receive a single 20 mg dose of CERC-301 or placebo then undergo a series of orthostatic challenge tests over the 24 hour in-clinic period. Patients will also complete an OH symptomatic assessment following each orthostatic challenge. Safety, tolerability and pharmacokinetic (“PK”) data will also be collected. As part of the routine laboratory tests, particular interest will be paid to the patient’s plasma glucose levels over the course of the study.

The following chart summarizes upcoming research & development milestones over the next 12 to 18 months:

Program	Target Indication	Upcoming Milestone
Metabolic Disorders	CERC-801*	PGM1-CDG	FDA Meeting Request YE19 Targeted NDA Submission 2021
	CERC-802*	MPI-CDG	FDA Meeting Request 1H20 Targeted NDA Submission 2021
	CERC-803*	SLC35C1-CDG	IND Filing 2020 Targeted NDA Submission 2022
Neurology Disorders	CERC-301	Orthostatic Hypotension	Initiate Proof-of-Concept in Additional Indication(s) YE19 Initiate Phase II 2020
	CERC-406	Parkinson's Disease	Targeting IND Filing 2020

*505(b)(2) Pathway

Our Strategy

Our strategy for increasing shareholder value includes:

•	Advancing our pipeline of compounds through development and to regulatory approval;

•	Acquiring or licensing rights to targeted, complimentary differentiated preclinical and clinical stage pipeline assets;

•	Developing go-to-market strategy in preparation to quickly and effectively market, launch, and distribute each of our assets that receive marketing approval; and

•	Opportunistically out-licensing rights to indications or geographies.

Product Pipeline Assets

The following table summarizes key information about our product candidates and further detail regarding each product candidate follows:

On August 8, 2019, the Company entered into an assignment of license agreement (the “Assignment Agreement”) with ES Therapeutics, LLC (“ES Therapeutics”), a wholly-owned subsidiary of Armistice, a significant stockholder of the Company. Pursuant to the Assignment Agreement, the Company assigned and transferred its rights, title, interest, and obligations with respect to CERC-611 to ES Therapeutics. The Company initially licensed the compound from Eli Lilly Company ("Lilly") in September 2016. Under the Assignment Agreement, Armistice paid the Company an upfront payment of $0.1 million. The Company recognized the payment as license and other revenue for the three and nine months ended September 30, 2019. The Assignment Agreement also provides for: (a) a $7.5 million milestone payment to the Company upon cumulative net sales of licensed products reaching $750.0 million; and (b) a $12.5 million milestone payment to the Company upon cumulative net sales of licensed products reaching $1.3 billion. The Assignment Agreement also releases the Company of obligations related to CERC-611, including the $1.3 million contingent payment to Lilly upon the first subject dosage of CERC-611 in a multiple ascending dose study, which was recorded as a license obligation on the balance sheet as of June 30, 2019. The decrease of this license obligation to $0 as of September 30, 2019 resulted in an offset of research and development expense of $1.3 million for the three and nine months ended September 30, 2019. The Assignment Agreement also releases the Company from additional potential future payments due to Lilly upon achievement of certain development and commercialization milestones, including the first commercial sale, and milestone payments and royalty on net sales upon commercialization of the compound.

Results of Operations

Expectations of Results of Operations related to Aytu Transaction

In connection with the Aytu transaction, which was entered into and subsequently closed in the fourth quarter of 2019, the Company expects significant reductions in subsequent periods to the following: net product revenue, cost of product sales, sales and marketing expense, amortization expense and interest expense. However, the results of operations for the three and nine months ended September 30, 2019, as discussed below, do not factor in such expectations because the transaction was entered into and subsequently closed in the fourth quarter of 2019.

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our revenue for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018

	(in thousands)
Product revenue, net	$5,513	$4,075
License and other revenue	100	—
	$5,613	$4,075

Product Revenue, net

Net product revenue increased $1.4 million for the three months ended September 30, 2019 as compared to the same period in 2018. The increase was due to a more favorable product mix and unit growth during the current period.

License and Other Revenue

In August 2019, the Company assigned and transferred its rights, title, interest, and obligations with respect to CERC-611 to ES Therapeutics in exchange for initial gross proceeds of $0.1 million, which was recognized as license and other revenue for the three months ended September 30, 2019. Under the Assigned Agreement, the Company is also eligible for the following potential milestone payments: (a) a $7.5 million milestone payment to the Company upon cumulative net sales of licensed products reaching $750.0 million; and (b) a $12.5 million milestone payment to the Company upon cumulative net sales of licensed products reaching $1.3 billion. There was no license and other revenue for the three months ended September 30, 2018.

Cost of Product Sales

Cost of product sales was $1.4 million for the three months ended September 30, 2019, as compared to $3.1 million for the three months ended September 30, 2018, which represents a $1.7 million decrease. For the three months ended September 30, 2018, the Company recognized $1.7 million in cost of product sales related to the post-acquisition minimum obligations pursuant to the Lachlan Agreement, net of indemnity receivable. Prior to the third quarter of 2018, the Company had not recognized any post-acquisition minimum obligations related to the Lachlan Agreement because the Company previously believed a market change had occurred thus not contractually requiring the Company to pay such minimum obligations. In October 2018, the Company received an interim ruling related to the market change dispute in which it interpreted to mean that a market change had not occurred and therefore the minimum purchase obligation and minimum royalty provisions of the contract were active and due for any prior periods as well as going forward for any future periods. Accordingly, during the three months ended September 30, 2018, the Company recognized $1.7 million in cost of product sales related to the post-acquisition minimum obligations. During the second quarter of 2019, the Company entered into a settlement agreement that fully released all current and future liabilities related to the Lachlan Agreement. Accordingly, no cost of products sales was recognized for the three months ended September 30, 2019 related to the minimum obligations pursuant to the Lachlan Agreement, thus driving the $1.7 million decrease from the same period in 2018.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018

	(in thousands)
Preclinical expenses	$140	$120
Clinical expenses	718	473
CMC expenses	1,360	18
Internal expenses not allocated to programs:
Salaries, benefits and related costs	581	324
Stock-based compensation expense	176	31
Other	(1,232)	82
	$1,743	$1,048

Research and development expenses increased $0.7 million for the three months ended September 30, 2019 compared to the same period in 2018. The overall increase is driven by an increase in research and development activities during the current year as the Company continues to develop its pipeline assets. Chemistry, Manufacturing, and Controls ("CMC") expenses increased $1.3 million for the three months ended September 30, 2019 compared to the same period in 2018 due to additional spending on manufacturing to support clinical development. Clinical expenses increased $0.2 million primarily due to increased activities related to CERC-801, CERC-802, and CERC-803, which were acquired as part of the Ichorion Acquisition in September 2018. Salaries, benefits and related costs increased by $0.3 million compared to the same period in 2018 due to an increase in headcount and salary-related costs needed to maintain and grow our research and development activities as we continue to invest in our pipeline. Additionally, stock-based compensation increased by $0.1 million due to an increase in stock option grants in 2019 driven by an increased headcount, as well as the additional expense related to the annual stock option award that was granted on April 1, 2019.

These increases were partially offset by a $1.3 million reversal of research and development expense previously recorded in the prior year related to the Company's assignment of its license agreement with respect to CERC-611 to ES Therapeutics in the third quarter of 2019. Pursuant to the Assignment Agreement, the Company assigned and transferred its rights, interest and obligations related to the compound, thus releasing the Company's contingent payment of $1.3 million to Lilly upon the first subject dosage of CERC-611 in a multiple ascending dose study, which was previously recorded as a license obligation on the balance sheet as of June 30, 2019. The decrease of the license obligation to $0 as of September 30, 2019 resulted in an offset of research and development expense for the three months ended September 30, 2019.

Acquired In-Process Research and Development Expenses

As part of the asset acquisition of Ichorion in the third quarter of 2018, the Company acquired $18.7 million of in-process research and development ("IPR&D") for three preclinical therapies for inherited metabolic disorders known as CDGs (CERC-801, CERC-802 and CERC-803). The fair value of the IPR&D was immediately recognized as acquired in-process research and development expense as the IPR&D asset has no other alternate use due to the stage of development. There was no acquired in-process research and development expense for the three months ended September 30, 2018.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018

	(in thousands)
Salaries, benefits and related costs	$852	$1,139
Legal, consulting and other professional expenses	1,197	(203)
Stock-based compensation expense	474	843
Other	156	105
	$2,679	$1,884

General and administrative expenses were $2.7 million for the three months ended September 30, 2019, which is an increase of $0.8 million compared to the three months ended September 30, 2018. The overall increase was driven by a $1.4 million increase in legal, consulting, and other professional expenses, partially offset by a $0.7 million decrease in stock-based compensation and salaries, benefits and related costs.

For the three months ended September 30, 2018, the Company recognized a $1.0 million reversal of legal expenses due to a purchase price allocation measurement period adjustment identified for TRx acquisition during the third quarter of 2018. As this was specific to purchase price allocation, no such reversal was recognized for the three months ended September 30, 2019, thus driving $1.0 million of the increase in legal, consulting and other professional expense as compared to the same period in 2018. Additionally, for the three months ended September 30, 2019, there was a $0.4 million increase in legal costs related to business development activities during the quarter. Stock-based compensation for the three months ended September 30, 2019 decreased $0.4 million as compared to the same period in 2018 mainly due to $0.3 million of expense recognized for three months ended September 30, 2018 attributable to modifications of awards related to a separated executive during the third quarter of 2018. Finally, salaries, benefits and related costs decreased $0.3 million mainly due to severance benefits paid to a separated executive in the third quarter of 2018, which was not repeated in the third quarter of 2019.

Sales and Marketing Expenses

The following table summarizes our sales and marketing expenses for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018

	(in thousands)
Salaries, benefits and related costs	$1,629	$1,456
Logistics, insurance and other commercial operations expenses	370	338
Stock-based compensation expense	169	70
Advertising and marketing expense	423	415
Other	39	32
	$2,630	$2,311

Sales and marketing expenses increased $0.3 million for the three months ended September 30, 2019 as compared to the same period in 2018. Salaries, benefits and related costs increased $0.2 million as a result of increasing sales and sales support personnel needed to maintain and grow our commercial sales activities in connection with the acquisition of TRx and Avadel's pediatric products. Specifically, during the third quarter of 2018, the Company initiated an expansion of the sales force, which was largely completed in the first quarter of 2019. Stock-based compensation expense increased $0.1 million due to an increase in stock option grants during second half of 2018 driven by the sales force expansion as well as the additional expense related to the annual stock option award that was granted on April 1, 2019.

Amortization Expense

The following table summarizes our amortization expense for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018

	(in thousands)
Amortization of intangible assets	$1,037	$1,065

Amortization expense relates to the acquisition of intangible assets as part of the acquisition of TRx in November 2017 and Avadel's pediatric products in February 2018.

Change in Fair Value of Contingent Consideration

The following table summarizes our change in fair value of contingent consideration for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018

	(in thousands)
Change in fair value of contingent consideration	$(197)	$85

The Company recognized a gain on the change in fair value of contingent consideration of $0.2 million for the three months ended September 30, 2019 as compared to a loss of $0.1 million for the same period in 2018. The contingent consideration is related to the potential for future payment of consideration that is contingent upon the achievement of operation and commercial milestones and royalty payments on future product sales as part of the Company's acquisition of Avadel's pediatric products. The fair value of contingent consideration was determined at the acquisition date. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is remeasured at the current fair value with changes recorded in operating expenses in the condensed consolidated statement of operations. The $0.2 million gain recognized for the three months ended September 30, 2019 was related to the decrease in the fair value of contingent consideration related to the future potential royalties on Avadel's pediatric products.

Other Expense, Net

The following table summarizes our other expense, net for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018

	(in thousands)
Change in fair value of warrant liability and unit purchase option liability	$35	$(3)
Other expense, net	(15)	—
Interest expense, net	(206)	(235)
	$(186)	$(238)

Income Tax Expense

The following table summarizes our income tax expense for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018

	(in thousands)
Income tax expense	$116	$52

The provision for income taxes was $0.1 million for three months ended September 30, 2019 and includes estimated cash taxes and deferred taxes related to the amortization of tax deductible goodwill. Additionally, discrete to the three months ended September 30, 2019, the income tax expense includes interest and penalties on the outstanding taxes payable to the IRS and various state authorities. The provision for income taxes was $0.1 million for the three months ended September 30, 2018 and was composed of state income tax for one of the Company's wholly owned subsidiaries.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our revenue for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018

	(in thousands)
Product revenue, net	$15,374	$13,046
License and other revenue	100	—
Sales force revenue	—	297
	$15,474	$13,343

Product Revenue, Net

Net product revenue increased $2.3 million for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase was due to favorable product mix and unit growth driven by the sales force expansion as well as due to a full year of sales of products that were acquired during the first quarter of 2018.

License and Other Revenue

In August 2019, the Company assigned and transferred its rights, title, interest, and obligations with respect to CERC-611 to ES Therapeutics in exchange for initial gross proceeds of $0.1 million, which was recognized as license and other revenue for the three months ended September 30, 2019. Under the Assignment Agreement, we are also eligible for the following potential milestone payments: (a) a $7.5 million milestone payment to the Company upon cumulative net sales of licensed products reaching $750.0 million; and (b) a $12.5 million milestone payment to the Company upon cumulative net sales of licensed products reaching $1.3 billion. There was no license and other revenue for the nine months ended September 30, 2018.

Sales Force Revenue

As part of the acquisition of TRx in November 2017, the Company acquired a sales and marketing agreement with PAI under which the Company received a monthly marketing fee to promote, market and sell certain products on behalf of PAI. The Company was also entitled to a share of PAI's profits. For the nine months ended September 30, 2018, sales force revenue was $0.3 million. The PAI contract was canceled during the second quarter of 2018 and therefore there is no sales force revenue for the nine months ended September 30, 2019.

Cost of Product Sales

Cost of product sales was $3.2 million for the nine months ended September 30, 2019, as compared to $5.4 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2018, the Company recognized $1.7 million in cost of product sales related to post-acquisition minimum obligations pursuant to the Lachlan Agreement net of indemnity receivable. Prior to the third quarter of 2018, the Company had not recognized any post-acquisition minimum obligations related to the Lachlan Agreement because the Company previously believed a market change had occurred thus not contractually requiring the Company to pay such minimum obligations. In October 2018, the Company received an interim ruling related to the market change dispute in which it interpreted to mean that a market change had not occurred and therefore the minimum purchase obligation and minimum royalty provisions of the contract are active and due for any prior periods as well as going forward for any future periods. Accordingly, for the nine months ended September 30, 2018, the Company recognized $1.7 million in cost of product sales related to the post-acquisition minimum obligations. During the second quarter of 2019, the Company entered into a Settlement Agreement which fully released all current and future liabilities related to the Lachlan Agreement, resulting in a net reversal of $1.6 million to cost of products sales for the nine months ended September 30, 2019.

The decrease is partially offset by increased cost of product sales recognized for sales of our pediatric products driven by increased sales for the nine months ended September 30, 2019. The decrease was further partially offset by the write down of Flexichamber inventory as of June 30, 2019 to $0 (related to the impairment of the Flexichamber intangible asset recognized during the second quarter of 2019), which resulted in a $0.2 million charge to cost of product sales for the nine months ended September 30, 2019.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018

	(in thousands)
Preclinical expenses	$1,686	$1,403
Clinical expenses	3,999	1,122
CMC expenses	2,551	157
Internal expenses not allocated to programs:
Salaries, benefits and related costs	1,489	809
Stock-based compensation expense	354	64
Other	(1,222)	225
	$8,857	$3,780

Research and development expenses increased $5.1 million for the nine months ended September 30, 2019 compared to the same period in 2018. The overall increase is driven by an increase in research and development activities during the current year as the Company continues to develop its pipeline assets. Clinical expenses increased $2.9 million primarily due to increased activities related to the CERC-301 clinical study in nOH during the first half of 2019 and activities related to CERC-801, CERC-802, and CERC-803, which were acquired as part of the Ichorion Acquisition in September 2018. CMC expenses increased $2.4 million for the nine months ended September 30, 2019 compared to the same period in 2018 due to additional spending on manufacturing to support clinical development. Salaries, benefits and related costs increased by $0.7 million compared to the same period in 2018 due to an increase in headcount and salary-related costs needed to maintain and grow our research and development activities as we continue to invest in our pipeline. Additionally, stock-based compensation increased by $0.3 million due to an increase in stock option grants in 2019 driven by an increased headcount, as well as the additional expense related to the annual stock option award that was granted on April 1, 2019.

These increases were partially offset by a $1.3 million reversal of research and development expense related to the Company's assignment of its license agreement with respect to CERC-611 to ES Therapeutics in the third quarter of 2019. Pursuant to the Assignment Agreement, the Company assigned and transferred its rights, interest and obligations related to the compound, thus releasing the Company's contingent payment of $1.3 million to Lilly upon the first subject dosage of CERC-611 in a multiple ascending dose study, which was previously recorded as a license obligation on the balance sheet as of June 30, 2019. The decrease of the license obligation to $0 as of September 30, 2019 resulted in an offset of research and development expense for the nine months ended September 30, 2019.

Acquired In-Process Research and Development Expenses

As part of the asset acquisition of Ichorion in the third quarter of 2018, the Company acquired $18.7 million of IPR&D for three preclinical therapies for inherited metabolic disorders known as CDGs (CERC-801, CERC-802 and CERC-803). The fair value of the IPR&D was immediately recognized as acquired IPR&D expense as the IPR&D asset has no other alternate use due to the stage of development. There was no acquired IPR&D expense for the nine months ended September 30, 2019.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018

	(in thousands)
Salaries, benefits and related costs	$3,308	$2,614
Legal, consulting and other professional expenses	2,858	3,324
Stock-based compensation expense	1,139	1,600
Other	473	296
	$7,778	$7,834

General and administrative expenses decreased $0.1 million for the nine months ended September 30, 2019 compared to the same period in 2018. The overall minimal decrease compared to the prior year was driven by a $0.5 million decrease in legal, consulting and other professional fees and a $0.5 million decrease in stock-based compensation, largely offset by a $0.7 million increase in salaries, benefits and related costs and a $0.2 million increase in other general and administrative expenses.

Legal, consulting and other professional expenses decreased $0.5 million, which was driven by a substantial decrease in consulting fees in the current year. The consulting fees incurred in the prior year were related to the integration of the acquisitions of TRx and Avadel's pediatric products. The Company has since increased corporate headcount and therefore utilizes less consulting services to meet accounting and reporting requirements. Further, stock-based compensation expense decreased $0.5 million for the nine months ended September 30, 2019 as compared to the same period in 2018 mainly due to the recognition of $0.3 million of stock-based compensation expense related to the modification of a separated executive's awards for the nine months ended September 30, 2018, and due to the current year reversal of the full expense recognized of $0.5 million related to the former CEO's unvested market-based options that were forfeited during the second quarter of 2019, partially offset by expense recognized for stock options granted to executives in the period and the Company's annual stock option award. The decreases to general and administrative expenses were largely offset by a $0.7 million increase in salaries, benefits and related costs due to an increase in headcount and salary-related costs. Additionally, other expenses increased $0.2 million primarily due to increased licenses and fees in the current year and an increase in expenses related to the Company's new corporate headquarters.

Sales and Marketing Expenses

The following table summarizes our sales and marketing expenses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018

	(in thousands)
Salaries, benefits and related costs	$5,269	$4,086
Logistics, insurance and other commercial operations expenses	1,053	847
Stock-based compensation expense	449	133
Advertising and marketing expense	1,726	728
Other	179	95
	$8,676	$5,889

Sales and marketing expenses increased $2.8 million for the nine months ended September 30, 2019 as compared to the same period in 2018. Salaries, benefits and related costs increased $1.2 million as a result of increasing sales and sales support personnel needed to maintain and grow our commercial sales activities in connection with the acquisition of TRx and Avadel's pediatric products. Specifically, during the third quarter of 2018, the Company initiated an expansion of the sales force, which was largely completed in the first quarter of 2019. Stock-based compensation expense increased $0.3 million due to an increase in stock option grants during the second half of 2018 driven by the sales force expansion as well as the additional expense related to the annual stock option award that was granted on April 1, 2019. Advertising and marketing expenses increased $1.0 million due to an increased focus on advertising and marketing initiatives during the current year to support the portfolio of pediatric drugs and to support the go-to-market strategy of the CERC-800s.

Amortization Expense

The following table summarizes our amortization expense for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018

	(in thousands)
Amortization of intangible assets	$3,195	$3,316

Amortization expense relates to the acquisition of intangible assets as part of the acquisition of TRx in November 2017 and Avadel's pediatric products in February 2018.

Impairment of Intangible Assets

The following table summarizes our expense related to impairment of intangible assets for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018

	(in thousands)
Impairment of intangible assets	$1,449	$1,862

The Company recorded expense related to impairment of intangible assets of $1.4 million for the nine months ended September 30, 2019 due to the impairment of the Flexichamber intangible asset. During the second quarter of 2019, the Company made a strategic decision to cease sales force promotion of Flexichamber. As a result of this decision paired with significant deviations from forecasted sales, management identified an impairment indicator for Flexichamber during the second quarter of 2019. Accordingly, the Company performed a test for recoverability and concluded that the sum of its estimated future undiscounted cash flows was less than its carrying value. Management then measured the impairment loss by calculating the excess of the carrying amount of Flexichamber over its fair value. Management determined that due to the absence of future material cash flows that the fair value was $0 and therefore the impairment loss equated Flexichamber's carrying amount on June 30, 2019 of $1.4 million.

The Company recorded impairment of intangible asset expense of $1.9 million for the nine months ended September 30, 2018 due to the impairment of the PAI sales and marketing agreement intangible asset upon termination of the corresponding agreement.

Change in Fair Value of Contingent Consideration

The following table summarizes our change in fair value of contingent consideration for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018

	(in thousands)
Change in fair value of contingent consideration	$(1,009)	$361

The Company recognized a gain on the change in fair value of contingent consideration of $1.0 million for the nine months ended September 30, 2019 as compared to a loss of $0.4 million for the same period in 2018. The contingent consideration is related to the potential for future payment of consideration that is contingent upon the achievement of operation and commercial milestones and royalty payments on future product sales as part of the Company's acquisitions of Avadel's pediatric products and TRx. The fair value of contingent consideration was determined at the acquisition date. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is remeasured at the current fair value with changes recorded in operating expenses in the condensed consolidated statement of operations.

The gain recognized in the current period is largely related to the Company entering into the Lachlan Settlement Agreement during the second quarter of 2019 which released the Company from the potential contingent payments related to the TRx acquisition, thus reducing the fair value down to $0 as of June 30, 2019. This represented a gain on the change of fair value of contingent consideration of $1.3 million for the nine months ended September 30, 2019.

Other Expense, Net

The following table summarizes our other income (expense) for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018

	(in thousands)
Change in fair value of warrant liability and unit purchase option liability	$7	$(22)
Other (expense) income, net	(24)	19
Interest expense, net	(614)	(578)
	$(631)	$(581)

Income Tax Expense

	Nine Months Ended September 30,
	2019	2018

	(in thousands)
Income tax expense	$348	$92

The provision for income taxes was $0.3 million for the nine months ended September 30, 2019 and includes estimated cash taxes and deferred taxes related to the amortization of tax deductible goodwill. Additionally, discrete to the nine months ended September 30, 2019, the income tax expense includes interest and penalties on the outstanding taxes payable to the IRS and various state authorities. The provision for income taxes was $0.1 million for the nine months ended September 30, 2018 and was composed of state income tax for one of the Company's wholly owned subsidiaries.

Liquidity and Capital Resources

In order to meet its cash flow needs, the Company applies a disciplined decision-making methodology as it evaluates the optimal allocation of the Company's resources between investing in the Company's development portfolio and acquisitions or in-licensing of new assets. For the nine months ended September 30, 2019, Cerecor generated a net loss of $17.7 million and negative cash flow from operations of $17.5 million.  As of September 30, 2019, Cerecor had an accumulated deficit of $115.9 million and a balance of $5.3 million in cash and cash equivalents.

During the first quarter of 2019, the Company closed an underwritten public offering of common stock for 1,818,182 shares of common stock of the Company, at a price to the public of $5.50 per share ("public price"). Armistice Capital Master Fund Ltd. ("Armistice"), our largest stockholder, participated in the offering by purchasing 363,637 shares of common stock of the Company from the underwriter at the public price. Cerecor director Steven J. Boyd is Armistice's Chief Investment Officer. The net proceeds of the offering were approximately $9.0 million. During the third quarter of 2019, the Company entered into a securities purchase agreement with Armistice, pursuant to which the Company sold 1,200,000 shares of the Company’s common stock for a purchase price of $3.132 per share. Net proceeds of the private placement were approximately $3.7 million. During the fourth quarter of 2019, the Company entered into, and subsequently closed on, the Aytu Purchase Agreement to sell the Company's rights, title and interest in, assets relating to its Pediatric Portfolio and related commercial infrastructure for a combination of cash and preferred stock totaling $17 million ($4.5 million in cash and $12.5 million in Aytu preferred stock) and assumption of certain of the Company's liabilities including the Company’s payment obligations payable to Deerfield and certain other liabilities in excess of $15 million.

The Company plans to use its current cash on hand inclusive of the the $4.5 million cash collected in the fourth quarter of 2019 from the sale of the Pediatric Portfolio and related commercial infrastructure and the anticipated cash flows from the Company's product sales of Millipred to offset costs related to its neurology programs, orphan disease programs, business development, and costs associated with its organizational infrastructure. Cerecor expects to continue to incur significant expenses and operating losses for the immediate future as it continues to invest in the Company's pipeline assets. Our ability to achieve and maintain profitability in the future is dependent on, among other things, the development, regulatory approval, and commercialization of our pipeline assets, the potential sale of any PRVs we receive and revenue from from Millipred product sales, all being adequate to support our cost structure and pipeline asset development.

The Company believes it will require additional financing to continue to execute its clinical development strategy and fund future operations. The Company plans to meet its capital requirements through operating cash flows from product sales of Millipred and some combination of PRV sales, equity or debt financings, collaborations, out-licensing arrangements, strategic alliances, federal and private grants, marketing, distribution or licensing arrangements or the sale of current or future assets. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible or suspend or curtail planned programs. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates.

Our plan to aggressively develop our pipeline will require substantial cash in excess of what the Company expects our cash from the current commercial operations to generate.  However, the Company expects that our existing cash and cash equivalents, together with anticipated revenue, will enable us to fund our operating expenses, capital expenditure requirements, and other non-operating cash payments through at least November 2020.

Uses of Liquidity

The Company uses cash and the anticipated positive net cash flows from the Company's product sales of Millipred to fund research and development expenses related to its neurology and pediatric rare disease pipelines, business development and costs associated with its organizational infrastructure.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(17,454)	$(1,152)
Investing activities	(262)	1,365
Financing activities	12,424	4,237
Net (decrease) increase in cash and cash equivalents	$(5,292)	$4,450

Net cash used in operating activities

Net cash used in operating activities was $17.5 million for the nine months ended September 30, 2019 and consisted primarily of a net loss of $17.7 million, which was driven by increased research and development activities as the Company continues to fund its pipeline of development assets and also by increased sales and marketing expenses incurred to support commercial sales activities. The net loss was partially offset by non-cash depreciation and amortization of $3.3 million, non-cash impairment of intangible assets of $1.4 million related to the impairment of Flexichamber and non-cash stock-based compensation expense of $1.9 million. Changes in working capital included a decrease in other receivables of $5.3 million, an increase in accounts receivable of $1.8 million, a decrease in accrued expenses and other liabilities of $6.6 million, a decrease in license obligations of $1.3 million and a decrease in income taxes payable of $1.0 million. The $5.3 million decrease in other receivables was driven by the Lachlan Settlement that was entered into during the period that, among other terms, released the former TRx owners of their requirement to indemnify the Company for pre-acquisition Ulesfia losses. The decrease in accrued expenses and other liabilities was also driven by the Lachlan Settlement that also released the Company of all current and future liabilities including minimum purchase obligations and royalties related to the Lachlan Agreement.

Net cash used in operating activities was $1.2 million for the nine months ended September 30, 2018 and consisted primarily of a net loss of $34.5 million, offset by non-cash acquired IPR&D of $18.7 million, non-cash depreciation and amortization of $3.3 million, non-cash impairment of intangible assets of $1.9 million, non-cash stock-based compensation expense of $1.8 million and changes in working capital, primarily, an increase in accrued expenses of $6.2 million and a decrease in escrowed cash receivable of $3.8 million offset by an increase in other receivable of $3.1 million.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2019 and consisted primarily of the purchase of property and equipment in connection with the Company's new corporate headquarters.

Net cash provided by investing activities was $1.4 million for the nine months ended September 30, 2018 and consisted primarily of cash received as part of the Ichorion Asset Acquisition.

Net cash provided by financing activities

Net cash provided by financing activities was $12.4 million for the nine months ended September 30, 2019 and consisted primarily of net proceeds of approximately $9.0 million from the underwritten public offering of common stock for 1,818,182 shares of common stock of the Company, at a price to the public of $5.50 per share, which the Company closed on during the first quarter of 2019. The Company also received $3.7 million from a private placement of equity securities with Armistice during the third quarter of 2019. Additionally, for the nine months ended September 30, 2019, the Company received $0.3 million of proceeds from exercise of stock options and warrants and $0.1 million of proceeds from sales of common stock under the employee stock purchase plan. The increase was partially offset by $0.6 million of payments of contingent consideration related to the Avadel acquisition.

Net cash provided by financing activities was $4.2 million for the nine months ended September 30, 2018 and consisted primarily of net proceeds of $3.9 million from a private placement of equity securities with Armistice and $0.5 million of proceeds from option and warrant exercises, partially offset by $0.1 million payment of contingent consideration.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently party to any material legal proceedings and we are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors.

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings, in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our warrants and common stock would likely decline.

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

•	delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites;

•	deviations from the trial protocol by clinical trial sites and investigators, or failing to conduct the trial in accordance with regulatory requirements;

•	failure of our third parties, such as CROs, to satisfy their contractual duties or meet expected deadlines;

•	failure to enter into agreements with third parties to obtain the results of clinical trials;

•	delays in the importation and manufacture of clinical supply;

•	delays in the testing, validation and delivery of the clinical supply of the product candidates to the clinical sites;

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

Identifying and qualifying subjects to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit appropriate subjects to participate in testing our product candidates, as well as completion of required follow‑up periods. If subjects are unwilling to participate in our trials because of negative publicity from adverse events in the biotechnology industry or for other reasons, including competitive clinical trials for similar subject populations, the timeline for recruiting subjects, conducting trials and obtaining marketing approval of potential products may be delayed.

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

The time required to obtain approval to market new drugs by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval. Moreover, the filing of an NDA for products that have not been granted ODD requires a payment of a significant PDUFA NDA application fee upon submission. Any subsequent clinical data submissions to the NDA (i.e. for new indications) are also assessed an NDA application fee. The filing of an NDA for our product candidates may be delayed due to our lack of financial resources to pay such user fee.

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•
the FDA or comparable foreign regulatory authorities may disagree on the design or implementation of our clinical trials, including the methodology used in our trial, our chosen endpoints, our statistical analysis, or our proposed product indication. For instance, the FDA may find that the designs that we are utilizing in our planned clinical trial do not support an adequate and well‑controlled study. The FDA also might not agree with the various disease scales and evaluation tools that we may use in our clinical trials to assess the efficacy of our product candidates. Further, the FDA might not agree with our endpoints and/

or indications selected for our development programs;

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

The FDA grants product sponsors certain periods of regulatory exclusivity, during which the agency might not approve, and in certain instances, might not accept, certain marketing applications for competing drugs. For example, product sponsors may be eligible for five years of exclusivity from the date of approval of a new chemical entity, seven years of exclusivity for drugs that are designated to be orphan drugs, and/or a six‑month period of exclusivity added to any existing exclusivity period or patent life for the submission of FDA requested pediatric data. While we intend to apply for all periods of market exclusivity that we may be eligible for, there is no guarantee that we will receive all such periods of market exclusivity. Additionally, under certain circumstances, the FDA may revoke the period of market exclusivity. Thus, there is no guarantee that we will be able to maintain a period of market exclusivity, even if granted. Moreover, we have not sought to obtain ODD for any of our product candidates, which the FDA must first grant to be eligible for orphan drug exclusivity, but may if we determine that we may be eligible. In the case of orphan designation, other benefits, such as tax credits and exemption from user fees may be available. If we are not able to obtain or maintain ODD or any period of market exclusivity to which we may be entitled, we will be materially harmed, as we will potentially be subject to greater market competition and may lose the benefits associated with programs.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their marketing approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials (a "Clinical Hold") and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other comparable foreign regulatory authority. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

Should our clinical studies of our product candidates reveal undesirable side effects, we could suspend or terminate our trials or the FDA or comparable foreign regulatory authorities as well as IRBs could order us to suspend or cease clinical trials. The FDA or comparable regulatory authorities could also deny approval of our product candidates for any or all targeted indications or only for a limited indication or patient population or could require label warnings, contraindications or precautions, including black box warnings, post‑market studies, testing and surveillance programs or other conditions including distribution restrictions or other risk management mechanisms under a costly risk evaluation and mitigation strategy (“REMS”). Drug‑related side effects could affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Even if we were able to commercialize our products focused on orphan diseases, product sales of these products might not justify the cost of development.

Because of the small patient population for a orphan disease, if pricing is not approved or accepted in the market at an appropriate level for an approved therapeutic product with ODD, such drug may not generate enough revenue to offset costs of development, manufacturing, marketing, and commercialization despite any benefits received from the ODD, such as market exclusivity, assistance in clinical trial design, or a reduction in user fees or tax credits related to development expense. Furthermore, our estimates regarding potential market size for any rare indication may be materially different from what we discover to exist at the time we commence commercialization, if any, for a therapeutic product, which could result in significant changes in our business plan and have a material adverse effect on our business, financial condition, results of operations, and prospects.

Once commercialized, some of our products may face significant competition from non-prescription competition and consumer substitution, and our operating results will suffer if we fail to compete effectively.

We may be subject to non-prescription competition and consumer substitution for certain of our pipeline assets. For example, the three preclinical therapies in our orphan disease pipeline, CERC-801, CERC-802 and CERC-803, are ultra-pure formulations of D-galactose, D-mannose and L-fucose, respectively. These formulations are naturally occurring substances contained in various foods, including dairy products and fruit. Additionally, these formulations, particularly D-mannose, are also marketed by others as non-prescription dietary supplements. Once approved by the FDA and commercially available, we cannot be sure physicians will view the pharmaceutical grade purity and tested safety of CERC-801, CERC-802 or CERC-803 as having a superior therapeutic profile to the naturally occurring formulations and dietary supplements. In addition, to the extent the net price of CERC-801, CERC-802 or CERC-803, after insurance and offered discounts, is significantly higher than the prices of commercially available formulations marketed by other companies as dietary supplements (through that lack of coverage by insurers or otherwise), physicians and pharmacists may recommend these commercial alternatives instead of writing or filling prescriptions for CERC-801, CERC-802 or CERC-803, or patients may elect on their own to take commercially available supplements. Either of these outcomes may adversely impact our results of operations by limiting how we price our product and limiting the revenue we receive from the sale of CERC-801, CERC-802 and CERC-803 due to reduced market acceptance.

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

Our current revenue depends on one product; so if we do not successfully commercialize it, our revenue might not grow, which could affect our stock price.

Following the sale of our Pediatric Portfolio, we currently have rights to only one commercial pharmaceutical product, Millipred. We do not expect Millipred to generate significant revenue and profits, but we currently rely on it for all our commercial revenue. Our ability to increase revenue in the future will depend on commercializing it successfully, as well as developing and commercializing our current pipeline of product candidates. Any failure to do so could require us to raise additional financing, and could negatively impact our stock price.

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

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries under their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

•
the federal Health Insurance Portability and Accountability Act and its related regulations ("HIPAA") impose criminal liability for, among other actions, knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, or knowingly and willfully making false statements relating to healthcare matters;

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

We may be subject to laws and regulations governing the privacy and security of personal information, including regulations pertaining to health information. The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing focus on privacy and data security issues that may affect our business. In the U.S., there are numerous federal and state privacy and data security laws and regulations that govern the collection, use, disclosure, and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions. For example, violations of HIPAA may result in civil fines of up to $57,051 per violation and a maximum civil penalty of $1,711,533in a calendar year for violations of the same requirement, as well as criminal penalties. Recently, the U.S. Department of Health and Human Services Office for Civil Rights, which enforces HIPAA, appears to have increased its enforcement activities. Additionally, state attorneys general may bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents. Privacy and data security has become an area of emphasis for some state legislatures. For example, California recently enacted and amended the California Consumer Protection Act (“CCPA”), which could present implementation challenges and risk of enforcement. There may be additional amendments to the CCPA, and regulations promulgated pursuant to the CCPA may alter how the law applies; therefore, the extent to and manner in which the CCPA would apply to our operations is unclear. In addition to the risk associated with enforcement, compliance with these evolving laws, rules, and regulations regarding the privacy, security and protection of personal information could result in higher compliance and technology costs for us and present challenges for our business model.

There are numerous federal and state laws that generally require notice to affected individuals, regulators, and sometimes the media or credit reporting agencies in the event of a data breach impacting personal information. For example, at the federal level, HIPAA Breach Notification Rule mandates notification of breaches affecting protected health information to affected individuals and regulators under conditions set forth in the Rule. Covered Entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days of discovery of the breach by a Covered Entity or its agents. Notification must also be made to Department of Health and Human Services and, in certain circumstances involving large breaches, to the media. Business Associates must report breaches of unsecured protected health information to Covered Entities within 60 days of discovery of the breach by the Business Associate or its agents. All states, the District of Columbia, Guam, Puerto Rico, and the Virgin Islands have enacted data breach notification laws. These laws may impose notification obligations in addition to, or inconsistent with, the HIPAA Breach Notification Rule when a data breach implicates protected health information. In that event that we fail to detect or timely report a data breach we may be subject to significant penalties under federal and state law. In the event that we report a data breach as required by federal or state law, federal or state regulators may initiate an investigation into, and/or litigation related to, our privacy or data security practices. Private plaintiffs may also initiate costly class-action litigation following a data breach.

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

To the extent that our activities are or become subject to the GDPR, we may need to devote significant effort and resources to complying with those legal regimes. Any failure to comply with the rules arising from the GDPR could lead to government enforcement actions and significant penalties against us and adversely impact our operating results. Under GDPR, for example, fines of €20.0 million or 4% of annual global turnover may be imposed for violations.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, manufacturers, consultants or vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, (2) manufacturing standards, (3) federal and state healthcare fraud and abuse laws and regulations or (4) laws that require the true, complete and accurate reporting of financial information or data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self‑dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. The improper use of information obtained in the course of clinical trials could also result in significant legal sanctions and serious harm to our reputation. In addition, federal procurement laws and regulations impose substantial penalties for misconduct in connection with government contracts and require contractors to maintain a code of business conduct and ethics. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity might not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including regulatory enforcement action, the imposition of significant criminal and civil fines, penalties, or other sanctions, including imprisonment, exclusion from participation in federal healthcare programs, and deferred prosecution and corporate integrity agreements.

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

We do not currently have a robust sales or marketing infrastructure. To develop our internal sales, distribution and marketing capabilities for new product candidates, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that any new product candidates will be approved. For product candidates for which we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

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

Furthermore, any collaborations that we enter into might not be successful. The success of our development collaborations will depend heavily on the efforts and activities of our collaborators. Furthermore, any collaborations that we enter into might not be successful. The success of our development collaborations will depend heavily on the efforts and activities of our collaborators. Our relationship with any future collaborations may pose several risks, including the following:

•	collaborators have significant discretion in determining the amount and timing of the efforts and resources that they will apply to these collaborations;

•	collaborators might not perform their obligations as expected;

•	the nonclinical studies and clinical trials conducted as part of these collaborations might not be successful;

•
collaborators might not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on nonclinical study or clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

•
collaborators may delay nonclinical studies and clinical trials, provide insufficient funding for nonclinical studies and clinical trials, stop a nonclinical study or clinical trial or abandon a product candidate, repeat or conduct new nonclinical studies or clinical trials or require a new formulation of a product candidate for nonclinical studies or clinical trials;

•
we might not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our stockholders about the status of such product candidates;

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

•
a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval might not commit sufficient resources to the marketing and distribution of any such product candidate;

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

•
collaborators might not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

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

Reliance on third‑party manufacturers subjects us to risks that would not affect us if we manufactured the product candidates ourselves, including:

•	reliance on the third parties for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreements by the third parties because of factors beyond our control;

•	the possible misappropriation of our proprietary information, including trade secrets and know-how;

•	the possibility of termination or nonrenewal of the agreements by the third parties because of our breach of the manufacturing agreement or based on their own business priorities;

•	the disruption and costs associated with changing suppliers, including additional regulatory filings;

•	failure to satisfy their contractual duties or obligations;

•	inability to meet our product specifications and quality requirements consistently;

•	delay or inability to procure or expand sufficient manufacturing capacity;

•	manufacturing and/or product quality issues related to manufacturing development and scale-up;

•	costs and validation of new equipment and facilities required for scale-up;

•	failure to comply with applicable laws, regulations, and standards, including cGMP and similar foreign standards;

•	deficient or improper record-keeping;

•	contractual restrictions on our ability to engage additional or alternative manufacturers;

•	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

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

We will continue to depend on Aytu to provide us with certain services to manage the operations of Millipred.

In connection with the sale of our Pediatric Portfolio to Aytu, we retained the rights to Millipred and entered into a Transition Services Agreement with Aytu. Pursuant to the Transition Services Agreement, Aytu is responsible for managing the commercial operations of Millipred, including providing accounting reporting services and managing the third-party logistics provider. We exercise no control over the activities of Aytu, other than the contractual rights we have pursuant to our Transition Services Agreement. If Aytu were to fail to fulfill all of its obligations under the Transition Service Agreement, the Company could suffer operational difficulties or significant losses. If Aytu ceases to provide services pursuant to the Transition Services Agreement, we might not be able to reestablish our commercial infrastructure to replace these services in a timely manner, if at all, which would materially adversely affect our financial position.

The revenue generated by sales of Millipred will be received by Aytu and subsequently transferred to us, and any delay or default in payment by Aytu to us of these revenues could adversely affect our cash flows, financial condition, and results of operations. Pursuant to the Transition Services Agreement, Aytu is responsible for managing the commercial operations of Millipred and is obligated to transfer the revenue generated by sales of Millipred to us on a timely basis. Adverse economic conditions or financial difficulties of Aytu could impair its ability to remit such payment or could cause Aytu to delay such payments. Furthermore, if Aytu were unable to meet its obligations, it could consider restructuring under the bankruptcy laws, which might make it difficult for us to collect all or a significant portion of the revenues generated by Millipred. Our inability to collect our revenues generated by Millipred from Aytu could adversely affect our cash flows, financial condition, and results of operations.

Risks Related to Intellectual Property

If we are unable to obtain or maintain intellectual property rights, or if the scope of patent protection is not sufficiently broad, competitors could develop and commercialize products similar or identical to ours, and we might not be able to compete effectively in our market.

Our success depends in significant part on our and our licensors’, licensees’ or collaborators’ ability to establish, maintain and protect patents and other intellectual property rights and operate without infringing the intellectual property rights of others. We have filed numerous patent applications both in the United States and in foreign jurisdictions to obtain patent rights to inventions we have discovered. We have also licensed from third parties’ rights to patent portfolios.

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

Our commercial success depends upon our ability, and the ability of our licensors and collaborators, to develop, manufacture, market and sell our product candidates and use our and our licensors’ or collaborators’ proprietary technologies without infringing the proprietary rights of third parties. If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose the ability to continue the development and commercialization of our product candidates or face other penalties under these agreements. We have entered into exclusive license agreements with Merck & Co., Inc. and its affiliates (“Merck”) pursuant to which Merck has granted us rights to the compounds used in CERC-301 and the COMTi platform, including CERC‑406. If we fail to comply with the obligations under these agreements, including payment terms, Merck and Lilly may have the right to terminate any of these agreements, in which event we might not be able to develop, market or sell the relevant product candidate. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which might not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

At September 30, 2019, we had $5.3 million in cash and cash equivalents and $17.3 million in current liabilities. Accordingly, we might not currently have sufficient funds to finance our continuing operations beyond the short term or to further advance any of our product candidates.

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

•
the cost of developing our sales, marketing and distribution capabilities to accommodate any of our product candidates for which we receive marketing approval and that we determine to commercialize ourselves or in collaboration with our partners.

Our role as a guarantor of Certain Obligations assigned to Aytu exposes us to risk of loss or illiquidity.

In connection with the sale of our pediatric portfolio to Aytu, Aytu assumed our financial obligations to Deerfield CSF, LLC (“Deerfield”), which include a $15 million loan due in January 2021 and royalty payments of 15% of net sales through February 2026 (the “Deerfield Obligation”). We also assigned payment obligations (“TRIS Obligations”) to Aytu under a supply and distribution agreement with TRIS Pharma (the "Karbinal Agreement"). As a part of these assignments, we also became a guarantor to the Deerfield Obligation and the TRIS Obligation. If Aytu defaults under the terms of the agreement with Deerfield or TRIS, we could be liable as a guarantor for unpaid amounts of the Deerfield Obligation and the TRIS Obligation. We currently do not have cash on hand to permit us to pay the entire amount that could become due under the Deerfield Obligation, and any amount we would be required to pay under the Karbinal Agreement would limit the amount of cash available for development of our clinical pipeline. If we were to become required to pay the Deerfield Obligation, such obligation could significantly impair our ability to continue as a going concern and our ability to continue operations. Even if we were to have sufficient liquidity to pay the TRIS Obligation, or obtain funding to meet the Deerfield Obligation, we might not be able to recover the cost of such a payment and may therefore be exposed to significant losses, which would materially and adversely affect our results of operations.

We have incurred significant net losses in most periods since our inception and we might continue to incur net losses in the future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate an adequate effect or acceptable safety profile, gain marketing approval and become commercially viable. Historically, we financed our operations primarily through private placements of our common and convertible preferred stock and convertible debt. We incurred net loss of $4.0 million for the three months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $115.9 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development program and from general and administrative costs associated with our operations.

We expect to continue to incur losses in the future and we might never achieve profitability on an annual basis. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our future profitability will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

The Company had a significant amount of gross net operating losses (“NOLs”) for federal and state purposes that will begin to expire in 2031.

Unused losses for the current tax year and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused losses generated after December 31, 2017, under new tax legislation signed into law on December 22, 2017, known as the Tax Cuts and Jobs Act of 2017, or the Tax Act, will not expire and may be carried forward indefinitely but will be only deductible to the extent of 80% of current year taxable income in any given year. In addition, both our current and our future unused losses may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”). Sections 382 and 383 of the IRC subject the future utilization of NOLs and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event of certain ownership changes. In general, an “ownership change” is defined as a greater than 50% change (by value) in equity ownership over a three-year period).

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

Since inception, we have acquired or in‑licensed product candidates, most recently product candidates we acquired from Ichorion. As a part of the Ichorion acquisition, we issued approximately 5,798,735 shares of our common stock, and payment of certain development milestones of up to an additional $15,000,000, payable either in shares of our common stock or in cash. From time to time we may consider additional in‑licensing of products and other strategic transactions, such as acquisitions of companies, asset purchases and out‑licensing of product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including strategic partnerships, collaborations, joint ventures, business combinations and investments. Any such transaction may require us to incur non‑recurring or other charges, may increase our near and long‑term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

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

Our common stock is currently listed on the NASDAQ Capital Market (“NASDAQ”). In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

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

Although our common shares are listed on the NASDAQ we cannot assure you that an active trading market for our common shares will continue to develop or be sustained, particularly because one investor, Armistice, now holds a significant amount of our outstanding stock. If an active market for our common shares is not sustained it may impair your ability to sell your warrants or shares of our common stock at the time you wish to sell them or at a price that you consider reasonable, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability enter into strategic collaborations or acquire companies or products by using our by using our common shares as consideration.

The market price of our stock is volatile, and you could lose all or part of your investment.

The market price of our shares of our common stock has been highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. From our initial public offering in October 2015 through September 30, 2019, the per share trading price of our common stock has been as high as $7.65 and as low as $0.34. As a result of this volatility, you might not be able to sell your shares of our common stock at a favorable price. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors that could negatively affect or result in fluctuations in the market price of shares of our common stock include:

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

In addition, the stock market in general, and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of shares of common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a material adverse impact on the market price of our shares of common stock. When the market price of a stock is volatile, security holders often institute class action litigation against the company that issued the stock. If we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are authorized to grant equity awards, including stock grants and stock options, to our employees, directors and consultants. As of September 30, 2019, there were 1,963,869 shares available for future issuance under the Second Amended and Restated 2016 Equity Incentive Plan (“the 2016 Amended Plan”). During the term of the 2016 Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. On January 1, 2019, on the terms of the 2016 Amended Plan an additional 1,632,167 shares were made available for issuance for a total of 2,234,824 shares available for issuance. In addition, as of September 30, 2019, there were 1,148,085 shares available for future issuance under the 2016 Employee Stock Purchase Plan (the “ESPP”). On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP shall automatically increase by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, and (ii) 500,000 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. Future issuances, as well as the possibility of future issuances, under our 2016 Plan or 2016 ESPP or other equity incentive plans could cause the market price of our common stock to decrease.

Armistice has significant influence over our company, and its interests may be different from or conflict with those of our other stockholders.

Armistice beneficially owns approximately 63% of our outstanding common stock. As a consequence, Armistice continues to be able to exert a significant degree of influence over our management, affairs, and matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of Armistice might not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

Armistice makes investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Armistice may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities might not be available to us. The interests of the Armistice may supersede ours, causing Armistice or their affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions on the part of Armistice and inaction on our part could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Armistice controls a seat on our board of directors. Since Armistice could invest in entities that directly or indirectly compete with us, when conflicts arise between the interests of Armistice and the interests of our stockholders, this director might not be disinterested.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our securities less attractive to investors and adversely affect the market price of our securities.

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

•
the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation; and

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

Our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC which may make it more difficult for investors and securities analysts to evaluate our company. Even after we no longer qualify as an "emerging growth company," we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities, and the securities prices may be more volatile and may decline.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision does not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act or the Exchange Act. Accordingly, our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees.

If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”) which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under the DGCL, a corporation might not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any provision of our amended and restated certificate of incorporation or second amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our securities.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

10.1#	Cerecor Inc. Second Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2019).

10.2
Securities Purchase Agreement, dated September 4, 2019, between Cerecor Inc. and the investor(s) named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2019).

10.3
Registration Rights Agreement, dated September 4, 2019, between Cerecor Inc. and the investor(s) named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 9, 2019).

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

Cerecor Inc.

Date: November 14, 2019	/s/ Joseph M. Miller
Joseph M. Miller
Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal executive officer, principal financial officer and principal accounting officer)