Form 10-Q
period 2020-03-31
Cerecor Inc.
filed 2020-05-07
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10‑Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2020
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
As of May 4, 2020, the registrant had 59,606,018 shares of common stock outstanding.

CERECOR INC.

FORM 10-Q

For the Quarter Ended March 31, 2020

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,659,384	$3,609,438
Accounts receivable, net	2,194,983	1,001,645
Other receivables	2,063,981	4,240,572
Inventory, net	16,276	21,334
Prepaid expenses and other current assets	777,442	706,968
Restricted cash, current portion	64,643	17,535
Investment in Aytu	14,708,768	7,628,947
Current assets of discontinued operations	—	497,577
Total current assets	25,485,477	17,724,016
Property and equipment, net	1,416,832	1,447,663
Intangible assets, net	2,695,675	2,426,258
Goodwill	14,409,088	14,409,088
Restricted cash, net of current portion	112,549	101,945
Total assets	$44,119,621	$36,108,970
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,725,998	$2,077,524
Accrued expenses and other current liabilities	6,194,205	5,640,252
Income taxes payable	—	551,671
Current liabilities of discontinued operations	6,409,668	3,891,012
Total current liabilities	15,329,871	12,160,459
Royalty obligation	2,000,000	—
Deferred tax liability, net	106,701	85,981
Other long-term liabilities	1,094,307	1,111,965
Long-term liabilities of discontinued operations	—	1,755,000
Total liabilities	18,530,879	15,113,405
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at March 31, 2020 and December 31, 2019; 59,560,252 and 44,384,222 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	59,560	44,384
Preferred stock—$0.001 par value; 5,000,000 shares authorized at March 31, 2020 and December 31, 2019; 1,257,143 and 2,857,143 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,257	2,857
Additional paid-in capital	160,935,648	135,238,941
Accumulated deficit	(135,407,723)	(114,290,617)
Total stockholders’ equity	25,588,742	20,995,565
Total liabilities and stockholders’ equity	$44,119,621	$36,108,970

See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Product revenue, net	$2,753,865	$2,576,369
Total revenues, net	2,753,865	2,576,369

Operating expenses:
Cost of product sales	66,558	752,548
Research and development	4,767,750	3,401,189
Acquired in-process research and development	25,549,344	—
General and administrative	2,675,613	2,675,610
Sales and marketing	676,527	396,276
Amortization expense	430,583	334,748
Change in fair value of contingent consideration	—	20,940
Total operating expenses	34,166,375	7,581,311
Loss from continuing operations	(31,412,510)	(5,004,942)
Other income (expense):
Change in fair value of Investment in Aytu	7,079,821	—
Change in fair value of warrant liability and unit purchase option liability	11,280	(47,577)
Other expense, net	—	(9,400)
Interest income, net	9,790	30,217
Total other income (expense), net from continuing operations	7,100,891	(26,760)
Loss from continuing operations before taxes	(24,311,619)	(5,031,702)
Income tax (benefit) expense	(2,156,855)	130,672
Loss from continuing operations	$(22,154,764)	$(5,162,374)
Income (loss) from discontinued operations, net of tax	1,037,658	(2,291,674)
Net loss	$(21,117,106)	$(7,454,048)

Net (loss) income per share of common stock, basic and diluted:
Continuing operations	$(0.36)	$(0.09)
Discontinued operations	0.02	(0.04)
Net loss per share of common stock, basic and diluted	$(0.34)	$(0.13)

Net (loss) income per share of preferred stock, basic and diluted:
Continuing operations	$(1.78)	$(0.46)
Discontinued operations	0.08	(0.21)
Net loss per share of preferred stock, basic and diluted	$(1.70)	$(0.67)

See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(21,117,106)	$(7,454,048)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	453,016	1,098,478
Stock-based compensation	1,116,323	596,693
Acquired in-process research and development, including transaction costs	25,549,344	—
Deferred taxes	20,720	5,941
Amortization of inventory fair value associated with acquisition of TRx and Avadel's pediatric products	—	22,603
Change in fair value of Investment in Aytu	(7,079,821)	—
Change in fair value of warrant liability and unit purchase option liability	(11,280)	47,577
Change in value of Guarantee	(1,755,000)	—
Change in fair value of contingent consideration	—	180,402
Other	—	21,412
Changes in assets and liabilities:
Accounts receivable, net	(695,761)	439,159
Other receivables	(1,962,812)	(62,014)
Inventory, net	5,058	41,195
Prepaid expenses and other assets	22,676	281,051
Accounts payable	250,970	(196,671)
Income taxes payable	(551,671)	(217,608)
Accrued expenses and other liabilities	(141,873)	2,074,278
Lease liability, net	157,143	—
Net cash used in operating activities	(5,740,074)	(3,121,552)
Investing activities
Net cash paid in merger with Aevi	(1,250,650)	—
Purchase of property and equipment	—	(165,969)
Net cash used in investing activities	(1,250,650)	(165,969)
Financing activities
Proceeds from exercise of stock options and warrants	74,207	94,177
Proceeds from registered direct offering, net	5,136,184	—
Proceeds from sale of shares pursuant to common stock private placement, net	3,887,991	—
Proceeds from underwritten public offering, net	—	8,975,960
Payment of contingent consideration	—	(228,678)
Payment of long-term debt	—	(24,342)
Net cash provided by financing activities	9,098,382	8,817,117
Increase in cash, cash equivalents and restricted cash	2,107,658	5,529,596
Cash, cash equivalents, and restricted cash at beginning of period	3,728,918	10,746,756
Cash, cash equivalents, and restricted cash at end of period	$5,836,576	$16,276,352
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$262,500
Cash paid for taxes	$316,000	$378,025
Supplemental disclosures of non-cash activities
Issuance of common stock in Aevi Merger	$15,495,578	$—
Leased asset obtained in exchange for new operating lease liability	$—	$743,025

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	March 31,
	2020	2019

Cash and cash equivalents	$5,659,384	$16,121,388
Restricted cash, current	64,643	77,846
Restricted cash, non-current	112,549	77,118
Total cash, cash equivalents and restricted cash	$5,836,576	$16,276,352

See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common stock		Preferred Stock		Additional paid‑in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Three Months Ended March 31, 2019
Balance, December 31, 2018	40,804,189	$40,804	2,857,143	$2,857	$119,082,157	$(98,218,070)	$20,907,748
Issuance of shares of common stock in underwritten public offering, net of offering costs	1,818,182	1,818		—	8,974,142	—	8,975,960
Exercise of stock options and warrants	31,288	31		—	94,146	—	94,177
Stock-based compensation		—		—	596,693	—	596,693
Restricted Stock Units vested during period	100,000	101		—	(101)	—	—
Net loss		—		—	—	(7,454,048)	(7,454,048)
Balance, March 31, 2019	42,753,659	$42,754	2,857,143	$2,857	$128,747,037	$(105,672,118)	$23,120,530

Three Months Ended March 31, 2020
Balance, December 31, 2019	44,384,222	$44,384	2,857,143	$2,857	$135,238,941	$(114,290,617)	$20,995,565
Conversion of preferred stock to common stock	8,000,000	8,000	(1,600,000)	(1,600)	(6,400)	—	—
Issuance of shares related to Aevi Merger	3,893,361	3,894		—	15,491,684	—	15,495,578
Issuance of shares pursuant to registered direct offering, net of offering costs	1,306,282	1,306		—	5,134,878	—	5,136,184
Issuance of shares pursuant to common stock private placement, net of offering costs	1,951,219	1,951		—	3,886,040	—	3,887,991
Exercise of stock options and warrants	25,168	25		—	74,182	—	74,207
Stock-based compensation		—		—	1,116,323	—	1,116,323
Net loss		—		—	—	(21,117,106)	(21,117,106)
Balance, March 31, 2020	59,560,252	$59,560	1,257,143	$1,257	$160,935,648	$(135,407,723)	$25,588,742

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

The Company continues to explore strategic alternatives for its sole commercialized product, Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions. The Company has been in discussions with Simon Pedder, a member of its Board of Directors, about potentially transferring its non-core neurology pipeline assets, CERC-301 and CERC-406, to a new company to be formed by Dr. Pedder, although it has not agreed to binding terms, and any such transaction might not happen until the third quarter of 2020, if at all.

On February 3, 2020, the Company consummated its two-step merger (the "Merger") with Aevi Genomic Medicine, Inc. ("Aevi") in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the "Merger Agreement") dated December 5, 2019. The Merger consideration included stock valued at approximately $15.5 million, resulting in the issuance of approximately 3.9 million shares of Cerecor common stock to Aevi stockholders, forgiveness of a $4.1 million loan that Cerecor loaned Aevi in December 2019 (the "Aevi Loan"), and contingent value rights ("CVRs") for up to an additional $6.5 million in subsequent payments based on development milestones. As part of the Merger, Cerecor acquired CERC-002, CERC-006 and CERC-007, expanding Cerecor's pipeline to six clinical stage assets being developed for rare pediatric and orphan diseases. Effective upon the consummation of the Merger, Cerecor entered into an employment agreement with Aevi CEO Mike Cola for him to serve as Cerecor's Chief Executive Officer and an employment agreement with Aevi CSO Dr. Garry Neil for him to serve as Cerecor's Chief Medical Officer, and appointed Mike Cola and Dr. Sol Barer to the Company's Board of Directors. Dr. Neil was promoted to Cerecor's Chief Scientific Officer in March 2020. See Note 6 for more information.

During the fourth quarter of 2019, the Company entered into, and closed on, an asset purchase agreement (the "Aytu Purchase Agreement") with Aytu BioScience, Inc. (“Aytu”) to sell the Company’s rights, title and interest in, assets relating to its pediatric portfolio, namely Aciphex® Sprinkle™, Cefaclor for Oral Suspension, Karbinal™ ER, Flexichamber™, Poly-Vi-Flor® and Tri-Vi-Flor™ (the "Pediatric Portfolio"), as well as the corresponding commercial infrastructure consisting of the right to offer employment to Cerecor’s sales force and the assignment of supporting commercial contracts (the "Aytu Divestiture"). Aytu paid consideration of $4.5 million in cash and approximately 9.8 million shares of Aytu convertible preferred stock (the "Investment"), and assumed certain of the Company’s liabilities, including the Company’s payment obligations payable to Deerfield CSF, LLC of $15.1 million and other liabilities of $11.0 million. The Company recognized a gain of $8.0 million upon the closing of the Aytu Divestiture for the year ended December 31, 2019. As a result of the sale of the Pediatric Portfolio, the Pediatric Portfolio met all conditions required in order to be classified as discontinued operations. Therefore, operating results from the Pediatric Portfolio are reported within income (loss) from discontinued operations, net of tax for all periods presented. In addition, assets and liabilities related to the Pediatric Portfolio are reported as assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. See Note 3 for more information regarding the Aytu Divestiture and its accounting treatment, including the nature of the Company's involvement subsequent to the divestiture.

Cerecor was incorporated in 2011, commenced operations in the second quarter of 2011 and completed an initial public offering in October 2015.

Liquidity

In February 2020, the Company closed on a registered direct offering with institutional investors of 1,306,282 shares of the Company's common stock at a purchase price of $3.98 per share. The Company's largest stockholder, Armistice Capital, LLC ("Armistice"), whose Chief Investment Officer Steve Boyd is a Cerecor director, participated in the offering by purchasing 1,256,282 shares of common stock from the Company. The net proceeds of the offering were approximately $5.0 million. In March 2020, the Company entered into a securities purchase agreement with Armistice pursuant to which the Company sold 1,951,219 shares of the Company’s common stock for a purchase price of $2.05 per share, which represents the closing stock price the day prior to entering into the agreement. Net proceeds of the private placement were approximately $3.9 million. Additionally, in April 2020, the Company converted its shares of Aytu preferred stock that were acquired in the fourth quarter of 2019 and subsequently sold that common stock, which generated net proceeds of approximately $12.8 million.

In order to meet its cash flow needs, the Company applies a disciplined decision-making methodology as it evaluates the optimal allocation of the Company's resources between investing in the Company's existing pipeline assets and acquisitions or in-licensing of new assets. For the three months ended March 31, 2020, Cerecor generated a net loss of $21.1 million and negative cash flow from operations of $5.7 million. As of March 31, 2020, Cerecor had an accumulated deficit of $135.4 million and a balance of $5.7 million in cash and cash equivalents.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, the Company expects to incur additional losses in the future in connection with research and development activities and will require additional financing to fund its operations and to continue to execute its strategy. The Company plans to use its current cash on hand, which includes the cash generated from the sale of Aytu common shares in April 2020, the anticipated cash flows from the Company's profits from Millipred product sales and/or the potential proceeds from a possible out-license or sale of Millipred to a third party to offset costs related to its pipeline assets, business development, and costs associated with its organizational infrastructure; however, Cerecor expects to continue to incur significant expenses and operating losses for the immediate future as it continues to invest in the Company's pipeline assets. The Company’s ability to continue as a going concern through 2020 is dependent upon the Company’s ability to raise additional equity and/or debt capital, sell assets and obtain government funding; however, there can be no assurance that it will be able to do so nor that such activities will generate sufficient amounts on terms acceptable to the Company.

Over the long term, the Company's ultimate ability to achieve and maintain profitability will be dependent on, among other things, the development, regulatory approval, and commercialization of its pipeline assets, and the potential sale of any PRVs it receives, in order to support its cost structure and pipeline asset development.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate these conditions, the Company monetized its investment in Aytu generating net proceeds of $12.8 million in April 2020 and is evaluating the potential out-licensing or sale of Millipred, its non-core neurology pipeline assets and/or some combination of rights to future PRV sales, equity or debt financings, collaborations, other out-licensing arrangements, strategic alliances, federal and private grants, marketing, other distribution or licensing arrangements, or the sale of current or future assets. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible or suspend or curtail planned programs. Due to the uncertainty regarding future financings and/or other potential options to raise additional funds, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The condensed consolidated balance sheet at December 31, 2019 has been derived from audited financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). Certain prior period amounts have been reclassified to conform to the current year presentation, as described below.

The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the December 31, 2019 audited consolidated financial statements.

Significant Accounting Policies

During the three months ended March 31, 2020, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 11, 2020, except for the recently adopted accounting standards described below.

Recently Adopted Accounting Pronouncements

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

Upon adoption of the new standard on January 1, 2020, the Company began recognizing an allowance using a forward-looking approach to estimate the expected credit loss related to financial assets. The Company began monitoring the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. Over 95% of sales were generated from three major industry wholesalers for the three months ended March 31, 2020. Additionally, pursuant to the new standard, at each reporting period, the Company adjusts the Guarantee liability through earnings based on expected credit losses in accordance with Topic 326. The Company evaluated the impact of the adoption of this standard on its financial statements, concluding there was no significant impact on the Company's results of operations, financial position, cash flows or disclosures.

Fair Value Measurements

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." This new standard modifies certain disclosure requirements on fair value measurements. This new standard became effective for the Company on January 1, 2020. The Company evaluated the impact of the adoption of this new standard on its financial statements, concluding there was no significant impact.

Income Tax Simplification

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740)(ASU 2019-12)", which provides final guidance that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation that is applicable to the Company, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences among other changes. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects early adoption must adopt all the amendments in the same period. The Company elected to early adopt the ASU 2019-12 as of January 1, 2020. Management concluded that the adoption of the new standard did not have a material impact to income taxes reported on the financial statements for the three months ended March 31, 2020.

3. Aytu Divestiture

Overview of Sale of Pediatric Portfolio and Related Commercial Infrastructure to Aytu BioScience

On October 10, 2019, the Company entered into the Aytu Purchase Agreement to sell the Company’s rights, title and interest in, assets relating to its Pediatric Portfolio, namely Aciphex® Sprinkle™ , Cefaclor for Oral Suspension, Karbinal™ ER, Flexichamber™ , Poly-Vi-Flor® and Tri-Vi-Flor™ as well as the corresponding commercial infrastructure consisting of the right to offer employment to Cerecor’s sales force and the assignment of supporting commercial contracts. The Aytu Divestiture closed on November 1, 2019. Aytu paid consideration of $4.5 million in cash and approximately 9.8 million shares of Aytu convertible preferred stock, and assumed certain of the Company’s liabilities, including the Company’s payment obligations payable to Deerfield CSF, LLC of $15.1 million and certain other liabilities of $11.0 million primarily related to contingent consideration, Medicaid rebates and sales returns. In addition, Aytu assumed future contractual obligations under existing license agreements associated with the Pediatric Portfolio. Armistice, a significant stockholder of the Company and Armistice's Chief Investment Officer, Steve Boyd, serves on each company's board of directors.

Upon closing the Aytu Divestiture, Cerecor terminated all of its sales force personnel, which included those offered employment by Aytu, as well as any remaining sales force personnel. Additionally, Cerecor retained all rights to Millipred®. Pursuant to a transition services agreement entered into between Aytu and Cerecor, Aytu is managing Millipred® commercial operations for a monthly fee of $12,000 for up to 18 months or until the Company establishes an independent commercial infrastructure for the product.

Deerfield Guarantee

On November 1, 2019, in conjunction with the closing of the Aytu Divestiture, the Company entered into a Guarantee in favor of Deerfield CSF, LLC ("Deerfield"), which guarantees the payment by Aytu of the assumed liabilities to Deerfield, which includes the debt obligation ("Fixed Payment Guarantee") and the contingent consideration related to future potential royalties on Avadel's pediatric products ("Deferred Payment Guarantee"), collectively referred to as the "Guarantee". Additionally, on November 1, 2019, the Company entered into a Contribution Agreement with Armistice and Avadel that governs contribution rights and obligations of the Company, Armistice and Avadel with respect to amounts that are paid by Armistice and Avadel to Deerfield under certain guarantees made by Armistice and Avadel to Deerfield.

The debt obligation assumed by Aytu consists of fixed monthly payments to Deerfield of $0.1 million until January 2021 and an additional balloon payment of $15.0 million to Deerfield on January 31, 2021. Therefore, Cerecor's Fixed Payment Guarantee will end on January 31, 2021, upon the $15.0 million balloon payment being made to Deerfield. The contingent consideration assumed by Aytu consists of quarterly deferred payments equal to 15% of net sales of certain Pediatric Portfolio paid in arrears each quarter until the earlier of (i) February 5, 2026, or (ii) when $12.5 million in aggregate deferred payments have been paid to Deerfield. Of the contingent consideration, $3.2 million was paid to Deerfield prior to the Aytu Divestiture and therefore as of November 1, 2019, Aytu was responsible for the remaining $9.3 million. Aytu is required to pay an amount equal to at least $0.1 million per month except the monthly Deferred Payment due on January 31, 2020 will be at least $0.2 million. Cerecor's Deferred Payment Guarantee will end upon the earlier of (i) February 5, 2026, or (ii) upon $12.5 million in aggregate deferred payments has been paid to Deerfield. Cerecor is required to make payment under the Guarantee upon demand by Deerfield, which Deerfield can demand at any time if all or any part of the fixed payments and/or deferred payments are not paid by Aytu when due or upon breach of a covenant. As of March 31, 2020, the maximum potential amount of future payments under the Guarantee was $24.5 million, consisting of $15.9 million for the Fixed Payment Guarantee and $8.6 million for the Deferred Payment Guarantee.

The fair value of the Guarantee, which relates to the Company's obligation to make future payments if Aytu defaults, was determined at the time of the divestiture as the difference between (i) the estimated fair value of the debt and contingent payments, respectively, using Cerecor's estimated cost of debt and (ii) the estimated fair value of the debt and contingent payments, respectively, using Aytu's estimated cost of debt. Subsequent to the close of the Aytu Divestiture, at each reporting period, the value of the Guarantee is determined based on the expected credit loss of the Guarantee with changes recorded in income (loss) from discontinued operations, net of tax within the consolidated statements of operations. As of March 31, 2020, Aytu's credit rating significantly improved as a result of recent developments to Aytu's business, including but not limited to, recent financings and expansion of its revenue products that substantially enhanced Aytu's cash position and its ability to meet its financial commitments. Based on these facts, management concluded that the expected credit loss of the Guarantee was de minimis as of March 31, 2020 and thus a $1.8 million gain on the change in value was recognized in income from discontinued operations, net of tax within the accompanying condensed consolidated statement of operations for the three months ended March 31, 2020.

Discontinued Operations

As a result of the sale of the Pediatric Portfolio, the operating results from the Pediatric Portfolio are reported as loss from discontinued operations, net of tax in the accompanying condensed consolidated statements of operations. Accordingly, the accompanying condensed consolidated financial statements for the three months ended March 31, 2020 and 2019 reflect the operations and related assets and liabilities of the Pediatric Portfolio as a discontinued operation.

The following tables summarizes the assets and liabilities of the discontinued operations as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31,
	(unaudited)	2019
Assets
Current assets:
Accounts receivable, net	$—	$497,577
Total current assets of discontinued operations	—	497,577

Liabilities
Current liabilities:
Accounts payable	—	387,975
Accrued expenses and other current liabilities	6,409,668	3,503,037
Total current liabilities of discontinued operations	6,409,668	3,891,012
Other long-term liabilities	—	1,755,000
Total long-term liabilities of discontinued operations	—	1,755,000

Subsequent to the closing of the Aytu Divestiture on November 1, 2019, Cerecor retains continuing involvement with the divested Pediatric Portfolio mainly surrounding collection of accounts receivable associated with sales of Pediatric Portfolio, future sales returns made after November 1, 2019 relating to sales of the Pediatric Portfolio prior to the close date of the Aytu Divestiture and the Deerfield Guarantee (discussed in detail above).

Pursuant to the Aytu Purchase Agreement, Aytu assumed sales returns of the Pediatric Portfolio made after the closing date of November 1, 2019 and primarily relating to sales prior to November 1, 2019 only to the extent such post-Closing sales returns exceed $2.0 million and are less than $2.8 million (in other words, Aytu will only assume $0.8 million of such returns). Therefore, Cerecor is liable for future sales returns of the Pediatric Portfolio sold prior to November 1, 2019 in excess of the $0.8 million assumed by Aytu. As of March 31, 2020, the Company estimated its sales return reserve from discontinued operations to be $2.4 million, which is included above in accrued expenses and other current liabilities from discontinued operations. Changes in the Company's estimate of sales returns related to the Pediatric Portfolio is included within discontinued operations on the statement of operations and is shown within product sales, net in the table summarizing the results of discontinued operations below. In future periods, as additional information becomes available to the Company, the Company expects to recognize expense (or a benefit) related to actual sales returns of the Pediatric Portfolio in excess (or less than) the returns reserve recorded as of November 1, 2019, which will be recognized within discontinued operations. The Company expects this involvement to continue until sales returns are no longer accepted on sales of the Pediatric Portfolio made prior to November 1, 2019, which, in line with the products' return policies, returns on these products may be accepted through 2023. Additionally, Cerecor and Aytu are in process of transitioning the collection of accounts receivables associated with post-divestiture sales of the divested Pediatric Portfolio from Cerecor to Aytu. Cash received by Cerecor related to post-divestiture sales is remitted to Aytu on a quarterly basis until the accounts receivable collection process is fully transitioned to Aytu. As of March 31, 2020, Cerecor accrued a $3.9 million liability within accrued expenses and other current liabilities related to cash it will remit to Aytu related to post-divestiture sales. The Company expects this involvement to continue until the second quarter of 2020.

The following table summarizes the results of discontinued operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Product revenue, net	$(717,342)	$2,835,074

Operating expenses:
Cost of product sales	—	1,195,344
General and administrative	—	41,374
Sales and marketing	—	2,712,626
Amortization expense	—	744,099
Change in fair value of contingent consideration	—	159,462
Total operating expenses	—	4,852,905
Other income (expense):
Change in value of Guarantee	1,755,000	—
Interest expense, net	—	(238,158)
Total other income (expense)	1,755,000	(238,158)
Income (loss) from discontinued operations before tax	1,037,658	(2,255,989)
Income tax expense	—	35,685
Income (loss) from discontinued operations, net of tax	$1,037,658	$(2,291,674)

The significant non-cash operating items from the discontinued operations for the three months ended March 31, 2020 and 2019 are contained below. There were no non-cash investing items from the discontinued operations for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Operating activities
Amortization	$—	$744,099
Stock-based compensation, excluding amount included within gain on sale of Pediatric Portfolio	—	49,364
Change in fair value of contingent consideration liability	—	159,462
Change in value of Guarantee	(1,755,000)	—

4. Revenue from Contracts with Customers

The Company generates substantially all of its revenue from sales of prescription drugs to its customers. Revenue from sales of prescription drugs was $2.8 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively.

As is typical in the pharmaceutical industry, the Company sells its prescription drugs in the United States primarily through wholesale distributors and a specialty contracted pharmacy. Wholesale distributors account for substantially all of the Company’s net product revenues and trade receivables. In addition, the Company earns revenue from sales of its prescription drugs directly to retail pharmacies. For the three months ended March 31, 2020, the Company’s three largest customers accounted for approximately 39%, 32%, and 27% of the Company's total net product revenues from sale of prescription drugs from continuing operations.

5. Net Loss Per Share

The Company computes earnings per share ("EPS") using the two-class method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings. The Company has two classes of stock outstanding, common stock and preferred stock. The preferred stock was issued in December 2018, upon Armistice exercising warrants to acquire an aggregate of 2,857,143 shares of the Series B Convertible Preferred Stock ("convertible preferred stock"). The convertible preferred stock has the same rights and preferences as the Company’s common stock, other than being non-voting, and is convertible into shares of common stock on a 1-for-5 ratio. During the first quarter of 2020, Armistice converted 1.6 million shares of Series B Convertible Preferred Stock into 8.0 million shares of Cerecor's common stock. Under the two-class method, the convertible preferred stock is considered a separate class of stock for EPS purposes and therefore basic and diluted EPS is provided below for both common stock and preferred stock.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock and preferred stock for the three months ended March 31, 2020 and 2019, which includes both classes of participating securities:

	Three Months Ended
	March 31, 2020
	Common stock		Preferred stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Numerator:
Allocation of undistributed net (loss) income	$(19,204,480)	$899,476	$(2,950,284)	$138,182
Denominator:
Weighted average shares	53,934,760	53,934,760	1,657,143	1,657,143
Basic and diluted net (loss) income per share	$(0.36)	$0.02	$(1.78)	$0.08

	Three Months Ended
	March 31, 2019
	Common stock		Preferred stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Numerator:
Allocation of undistributed net loss	$(3,835,249)	$(1,702,538)	$(1,327,125)	$(589,136)
Denominator:
Weighted average shares	41,284,168	41,284,168	2,857,143	2,857,143
Basic and diluted net loss per share	$(0.09)	$(0.04)	$(0.46)	$(0.21)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the three months ended March 31, 2020 and 2019, as they could have been anti-dilutive:

	Three Months Ended
	March 31,
	2020	2019
Stock options	7,712,680	4,345,305
Warrants on common stock	4,024,708	4,024,708
Restricted Stock Units	267,500	345,000
Underwriters' unit purchase option	40,000	40,000

6. Asset Acquisition

Aevi Merger

On February 3, 2020, the Company consummated its two-step merger with Aevi, in accordance with the terms of the Merger Agreement dated December 5, 2019, by and between Cerecor, Genie Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Cerecor (“Merger Sub”), Second Genie Merger Sub, LLC (“Second Merger Sub”), a Delaware limited liability company and wholly owned subsidiary of Cerecor, and Aevi. On February 3, 2020, Merger Sub merged with and into Aevi, with Aevi as the surviving corporation, and as part of the same transaction, Aevi then merged with and into Second Merger Sub, with Second Merger Sub as the surviving entity. The surviving entity from the second merger was renamed Aevi Genomic Medicine, LLC and is disregarded as an entity separate from Cerecor for U.S. federal income tax purposes. Cerecor retained its public reporting and current NASDAQ listing status. Effective upon the consummation of the Merger, Cerecor entered into an employment agreement with Aevi CEO Mike Cola for him to serve as Cerecor's Chief Executive Officer and an employment agreement with Aevi CSO Dr. Garry Neil for him to serve as Cerecor's Chief Medical Officer, and appointed Mike Cola and Dr. Sol Barer to the Company's Board of Directors. Dr. Neil was promoted to Cerecor's Chief Scientific Officer in March 2020. Additionally, the Company extended employment agreements to seven other individuals who were previously employed by Aevi.

The Merger consideration included stock valued at approximately $15.5 million, resulting in the issuance of approximately 3.9 million shares of Cerecor common stock to Aevi stockholders, forgiveness of a $4.1 million loan that Cerecor loaned Aevi in December 2019 contingent value rights for up to an additional $6.5 million in subsequent payments based on certain development milestones, payable in either shares of the Company's common stock or in cash at the election of the Company, and transaction costs of $1.5 million.

The fair value of the common stock transferred at closing was approximately $15.5 million using the Company's closing stock price on February 3, 2020. The assets acquired consisted primarily of $24.0 million of acquired in-process research and development ("IPR&D"), $0.3 million of cash and $0.7 million of assembled workforce. The Company assumed net liabilities of $5.1 million. The Company recorded this transaction as an asset purchase as opposed to a business combination as management concluded that substantially all the value received was related to one group of similar identifiable assets which was the IPR&D for two early phase therapies for rare and orphan diseases (CERC-006 and CERC-007). The Company considered these assets similar due to similarities in the risks of development, stage of development, regulatory pathway, patient populations and economics of commercialization. The fair value of the IPR&D was immediately recognized as acquired in-process research and development expense in the Company's consolidated statement of operations because the IPR&D asset has no alternate use due to the stage of development. The $1.5 million of transaction costs incurred were recorded to acquired IPR&D expense. The assembled workforce asset was recorded to intangible assets and will be amortized over an estimated useful life of two years.

The contingent consideration of up to an additional $6.5 million relates to two future development milestones. The first milestone is the enrollment of a patient in a Phase II study related to CERC-002, CERC-006 or CERC-007 prior to February 3, 2022. If this milestone is met, the Company is required to make a milestone payment of $2.0 million. The second milestone is the receipt of a NDA approval for either CERC-006 or CERC-007 from the FDA on or prior to February 3, 2025. If this milestone is met, the Company is required to make a milestone payment of $4.5 million. All milestones are payable in either shares of the Company's common stock or cash, at the election of the Company. The contingent consideration related to the development milestones will be recognized if and when such milestones are probable and can be reasonably estimated. As of the consummation of the Merger on February 3, 2020 and as of March 31, 2020, no contingent consideration related to the development milestone has been recognized. The Company will continue to monitor the development milestones at each reporting period.

7. Fair Value Measurements

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2020
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$4,436,860	$—	$—
Investment in Aytu	$—	$14,708,768	$—
Liabilities
Warrant liability**	$—	$—	$760
Unit purchase option liability**	$—	$—	$2,014

	December 31, 2019
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$2,240,230	$—	$—
Investment in Aytu	$—	$7,628,947	$—
Liabilities
Warrant liability**	$—	$—	$3,460
Unit purchase option liability**	$—	$—	$10,594
*Investments in money market funds are reflected in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
**Warrant liability and UPO liability are reflected in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

As of March 31, 2020 and December 31, 2019, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities, warrant liability, and the underwriters' unit purchase option liability. The carrying amounts reported in the accompanying condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their respective fair values because of the short-term nature of these accounts.

Level 2 Valuation

As part of the consideration for the Aytu Divestiture, Aytu issued to Cerecor 9,805,845 shares of Aytu Series G Convertible Preferred Stock (the "Aytu Series G Preferred Stock" or "Aytu Preferred Stock"). Subsequent to the initial measurement, at each reporting period, the Investment in Aytu is remeasured at the current fair value with the change in fair value recorded to other income, net in the accompanying statements of operations. As of March 31, 2020, the Investment in Aytu was $14.7 million, representing a change in fair value of $7.1 million from December 31, 2019.

In light of changing market conditions and conversations with Aytu’s management beginning in the first quarter of 2020, on April 10, 2020, Cerecor was permitted to convert the Aytu Preferred Stock into 9,805,845 shares of Aytu’s common stock (the “Aytu Common Shares”), and subsequently sold all of the Aytu Common Shares in a series of transactions in April, pursuant to an effective registration statement, which generated net proceeds of approximately $12.8 million.

Level 3 Valuation

The tables presented below are a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability, UPO liability and contingent consideration for the three months ended March 31, 2020 and 2019:

	Warrant	Unit purchase	Contingent
	liability	option liability	consideration	Total
Balance at December 31, 2019	$3,460	$10,594	$—	$14,054
Change in fair value	(2,700)	(8,580)	—	(11,280)
Balance at March 31, 2020	$760	$2,014	$—	$2,774

	Warrant	Unit purchase	Contingent
	liability	option liability	consideration	Total
Balance at December 31, 2018	$2,950	$7,216	$1,256,210	$1,266,376
Change in fair value	14,800	32,777	20,940	68,517
Balance at March 31, 2019	$17,750	$39,993	$1,277,150	$1,334,893

In 2014, the Company issued warrants to purchase 625,208 shares of convertible preferred stock. Upon the closing of the Company's initial public offering ("IPO") in October 2015 these warrants became warrants to purchase 22,328 shares of common stock, in accordance with their terms. The warrants expire in October 2020. The warrants represent a freestanding financial instrument that is indexed to an obligation, which the Company refers to as the warrant liability. The warrant liability is marked-to-market each reporting period with the change in fair value recorded to other income, net in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of March 31, 2020, include (i) volatility of 87.8%, (ii) risk free interest rate of 0.15%, (iii) strike price of $8.40, (iv) fair value of common stock of $2.48, and (v) expected life of 0.6 years.

The underwriters’ UPO was issued to the underwriters of the Company's IPO in 2015 and provides the underwriters the option to purchase up to a total of 40,000 units. The units underlying the UPO will be, immediately upon exercise, separated into shares of common stock, underwriters’ Class A warrants and underwriters’ Class B warrants (such warrants together referred to as the Underwriters’ Warrants). The Underwriters’ Warrants were warrants to purchase shares of common stock. The Class B warrants expired in April 2017 and the Class A warrants expired in October 2018, while the UPO expires in October 2020. The Company classifies the UPO as a liability, as it is a freestanding marked-to-market derivative instrument that is precluded from being classified in stockholders’ equity. The UPO liability is marked-to-market each reporting period with the change in fair value recorded to other income, net in the accompanying statements of operations until the UPO is exercised, expires or other facts and circumstances lead the UPO to be reclassified to stockholders’ equity. The fair value of the UPO liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the simulation model for valuing the UPO as of March 31, 2020, include (i) volatility of 87.8%, (ii) risk free interest rate of 0.15% , (iii) unit strike price of $7.47, (iv) fair value of underlying equity of $2.48, and (v) expected life of 0.6 years.

The Company's historical business acquisition of TRx involved the potential for future payment of consideration that is contingent upon the achievement of operational and commercial milestones. The fair value of contingent consideration was determined at the acquisition date utilizing unobservable inputs such as the estimated amount and timing of projected cash flows, the probability of success

(achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period, the contingent consideration liabilities were remeasured at the current fair value with changes recorded in the consolidated statement of operations.

The consideration for the TRx acquisition included certain potential contingent payments. First, pursuant to the TRx Purchase Agreement, the Company would have been required to pay $3.0 million to the sellers if the gross profit related to TRx products equaled or exceeded $12.6 million in 2018. The Company did not achieve this contingent event in 2018 and therefore no value was assigned to the contingent payout as of December 31, 2018. Additionally, the Company was required to pay the following: (1) $2.0 million upon the transfer of the Ulesfia NDA to the Company ("NDA Transfer Milestone"), and (2) $2.0 million upon FDA approval of a new dosage of Ulesfia ("FDA Approval Milestone"). However, as part of the settlement the Company entered into during the second quarter of 2019 with Lachlan Pharmaceuticals, an Irish company controlled by the previous owners of TRx, the Company gave up its right to sell Ulesfia, except for a limited amount of inventory on hand until that inventory is sold or expired. As a result, the Settlement released the Company from the potential contingent payments related to the NDA Transfer Milestone and FDA Approval Milestone and therefore no value was assigned to the two milestones as of March 31,2020. The estimated fair value of the NDA Transfer Milestone and NDA Approval Milestone was $1.3 million as of March 31, 2019 (prior to entering into the settlement during the second quarter of 2019).

Effective upon the consummation of the Aevi Merger on February 3, 2020, Cerecor entered into an employment agreement with Aevi CEO Mike Cola for him to serve as Cerecor's Chief Executive Officer and an employment agreement with Aevi CSO Dr. Garry Neil for him to serve as Cerecor's Chief Medical Officer. Additionally, the Company extended employment agreements to seven other individuals who were previously employed by Aevi. As a result, the Company recognized an assembled workforce intangible asset of $0.7 million which is a Level 3 non-recurring fair value measurement. The Company utilized the replacement cost method to estimate the fair value of the assembled workforce, which considers the costs Cerecor would have incurred to replace a comparable workforce to the workforce acquired from Aevi. Such costs include, but are not limited to, recruiting costs, training costs and cost of lost productivity. The replacement costs were estimated based on a percentage of each employee's salary. The assembled workforce intangible asset will be amortized over a useful life of two years.

No other changes in valuation techniques or inputs occurred during the three months ended March 31, 2020 and 2019. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2020 and 2019.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2020 and December 31, 2019 consisted of the following:

	As of
	March 31, 2020	December 31, 2019
Research and development expenses	$1,873,361	$920,901
Compensation and benefits	1,413,014	1,591,964
General and administrative	1,035,454	120,056
Sales and marketing	207,950	360,016
Sales returns and allowances	1,361,410	2,284,175
Medicaid rebates	95,410	118,271
Other	207,606	244,869
Total accrued expenses and other current liabilities	$6,194,205	$5,640,252

During the first quarter of 2020, the Company and an executive entered into a Separation Agreement (the "Separation Agreement") in which the executive resigned his employment at the Company, effective June 30, 2020 (the "Termination Date"). Following the Termination Date and subject to the executive entering into a release at that time, the executive will receive continued payments of his base salary for a total of nine months, which resulted in an accrual of $0.3 million recognized in accrued expenses and other current liabilities on the Company's accompanying condensed consolidated balance sheet as of March 31, 2020 and is shown within the compensation and benefits line above. Additionally, the executive's unvested stock options as of his Termination Date will immediately vest and be exercisable until 90 days following the Termination Date and his outstanding Restricted Stock Units will immediately vest.

9. Capital Structure

According to the Company's amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock, common stock and preferred stock. At March 31, 2020, the total number of shares of capital stock the Company was authorized to issue was 205,000,000 of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

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

Convertible Preferred Stock

December 2018 Armistice Private Placement

On December 27, 2018, the Company entered into a series of transactions as part of a private placement with its largest stockholder, Armistice, whose Chief Investment Officer, Steve Boyd, is a Cerecor director, in order to generate cash to continue to develop its pipeline assets and for general corporate purposes. The transactions are considered one transaction for accounting purposes. As part of the transaction, the Company exchanged common stock warrants issued on April 27, 2017 to Armistice for the purchase up to 14,285,714 shares of the Company’s common stock at an exercise price of $0.40 per share (the "original warrants") for like-kind warrants to purchase up to 2,857,143 shares of the Company's newly designated Series B Convertible Preferred Stock with an exercise price of $2.00 per share (the "exchanged warrants"). Armistice immediately exercised the exchanged warrants and acquired an aggregate of 2,857,143 shares of the convertible preferred stock. Net proceeds of the transaction were approximately $5.7 million for the year ended December 31, 2018. In order to provide Armistice an incentive to exercise the exchanged warrants, the Company also entered into a securities purchase agreement with Armistice in December 2018 pursuant to which the Company issued warrants for 4,000,000 shares of common stock of the Company with a term of 5.5 years and an exercise price of $12.50 per share (the "incentive warrants").

During the first quarter of 2020, Armistice converted 1,600,000 shares of Series B Convertible Preferred Stock (of its 2,857,143 million shares of convertible preferred stock) into 8,000,000 shares of Cerecor's common stock.

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

Common Stock

March 2020 Financing

On March 17, 2020, the Company entered into a securities purchase agreement with Armistice pursuant to which the Company sold 1,951,219 shares of the Company’s common stock for a purchase price of $2.05 per share, which represents the closing stock price the day prior to entering into the agreement. Net proceeds of the private placement were approximately $3.9 million.

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

Aevi Merger

On February 3, 2020, under the terms of the Aevi Merger noted above in Note 6, the Company issued 3.9 million shares of common stock.

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

March 2019 Common Stock Offering

On March 8, 2019, the Company closed on an underwritten public offering of common stock for 1,818,182 shares of common stock of the Company, at a price to the public of $5.50 per share. Armistice participated in the offering by purchasing 363,637 shares of common stock of the Company from the underwriter at the public price. The net proceeds were approximately $9.0 million.

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

At March 31, 2020, the following common stock warrants were outstanding:

Number of shares	Exercise price	Expiration
underlying warrants	per share	date
22,328*	$8.40	October 2020
2,380*	$8.68	May 2022
4,000,000	$12.50	June 2024
4,024,708

*Accounted for as a liability instrument (see Note 7)

10. Stock-Based Compensation

2016 Equity Incentive Plan

On April 5, 2016, the Company’s board of directors adopted the 2016 Equity Incentive Plan (the “2016 Plan”) as the successor to the 2015 Omnibus Plan (the “2015 Plan”). The 2016 Plan was approved by the Company’s stockholders and became effective on May 18, 2016 (the “2016 Plan Effective Date”). Upon the 2016 Plan Effective Date, the 2016 Plan reserved and authorized up to 600,000 additional shares of common stock for issuance, as well as 464,476 unallocated shares remaining available for grant of new awards under the 2015 Plan. An Amended and Restated 2016 Equity Incentive Plan (the "2016 Amended Plan") was approved by the Company's stockholders in May 2018, which increased the share reserve by an additional 1.4 million shares. A Second Amended and Restated 2016 Equity Incentive Plan (the "2016 Second Amended Plan") was approved by the Company's stockholders in August 2019 which increased the share reserve by an additional 850,000 shares. During the term of the 2016 Second Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. As of March 31, 2020, there were 3,425,288 shares available for future issuance under the 2016 Second Amended Plan.

Option grants expire after ten years. Employee options typically vest over three or four years. Options granted to directors typically vest over one or three years. Directors may elect to receive stock options in lieu of board compensation, which vest immediately. For stock options granted to employees and non-employee directors, the estimated grant date fair market value of the Company’s stock-based awards is amortized ratably over the individuals’ service periods, which is the period in which the awards vest. Stock-based compensation expense includes expense related to stock options, restricted stock units and employee stock purchase plan shares. The amount of stock-based compensation expense recognized for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Research and development	$381,769	$57,376
General and administrative	679,600	469,125
Sales and marketing	54,954	20,828
Total stock-based compensation, continuing operations	1,116,323	547,329
Total stock-based compensation, discontinued operations	—	49,364
Total stock-based compensation	$1,116,323	$596,693

Stock options with service-based vesting conditions

The Company has granted awards that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. A summary of option activity for the three months ended March 31, 2020 is as follows:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Balance at December 31, 2019	4,180,606	$4.80	$2.67	7.9
Granted	3,550,583	$3.97	$2.51
Exercised	(25,168)	$2.95	$1.90
Forfeited	(125,000)	$5.28	$2.85
Expired	(168,341)	$6.16	$3.35
Balance at March 31, 2020	7,412,680	$4.37	$2.58	8.5
Exercisable at March 31, 2020	2,104,285	$4.43	$2.50	5.9

In February 2020, the Company granted options to purchase 2.4 million shares of common stock as inducement option grants, pursuant to NASDAQ Listing Rule 5635(c)(4), to certain executives who joined the Company in connection with the Aevi Merger. Additionally, on February 3, 2020, the Company granted 0.5 million options with service-based vesting conditions at an exercise price of $3.98 per share to a non-employee board member, who was appointed to Cerecor's Board of Directors upon the consummation of the Aevi Merger. Finally, on February 3, 2020, the Company granted approximately 0.5 million options with service-based vesting conditions at an exercise price of $3.98 per share to other employees who joined the Company in connection with the Aevi Merger. Additionally, in March 2020, our Chief Executive Officer entered into an amended employment agreement in which his base salary in cash was reduced from an annual rate of $450,000 to an annual rate of $35,568 (the "Reduction"). In consideration for the Reduction, the Company will grant stock options, which vest immediately, to be approved by the independent Compensation Committee at regularly scheduled Compensation Committee meetings, for the purchase of a number of shares of the Company’s common stock with a total value (based on the Black-Scholes valuation methodology) based on a pro rata total annual value of $414,432 since the last Compensation Committee meeting.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. As of March 31, 2020, the aggregate intrinsic value of options outstanding and currently exercisable was $0.6 million and $0.5 million, respectively. There were 69,046 options that vested during the three months ended March 31, 2020 with a weighted average exercise price of $3.34 per share. The total grant date fair value of shares which vested during the three months ended March 31, 2020 was $0.1 million.

The Company recognized stock-based compensation expense of $0.8 million related to stock options with service-based vesting conditions for the three months ended March 31, 2020. At March 31, 2020, there was $11.6 million of total unrecognized compensation cost related to unvested service-based vesting condition awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.3 years.
Stock options with market-based vesting conditions

The Company has granted awards that contain market-based vesting conditions. The following table summarizes the Company's market-based option activity for the three months ended March 31, 2020:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1)
Balance at December 31, 2019	300,000	$4.98	9.4
Granted	—
Balance at March 31, 2020	300,000	$4.98	9.2	$—
Exercisable at March 31, 2020	—
(1) The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal period. Options with a market value less than its exercise value are not included in the intrinsic value amount.

The Company recognized stock-based compensation expense of $0.1 million related to stock options with market-based based vesting conditions for the three months ended March 31, 2020. At March 31, 2020, there was $0.7 million of total unrecognized compensation cost related to unvested market-based vesting conditions awards. This compensation cost is expected to be recognized over a weighted-average period of 1.7 years. Subsequent to the first quarter of 2020, the outstanding market based options were forfeited due to the resignation of an executive.

Stock-based compensation assumptions

The following table shows the assumptions used to compute stock-based compensation expense for stock options granted to employees and members of the board of directors under the Black-Scholes valuation model for the three months ended March 31, 2020:

Service-based options
Expected dividend yield	—%
Expected volatility	69.9% - 71.5%
Expected life (in years)	5.0 - 6.25
Risk-free interest rate	0.37 - 1.48%

Restricted Stock Units

The Company has granted restricted stock units ("RSU") to certain employees. The Company measures the fair value of the restricted awards using the stock price on the date of the grant. The restricted shares typically vest annually over a four-year period beginning on the first anniversary of the award. The following table summarizes the Company's RSU activity for the three months ended March 31, 2020:

	RSUs Outstanding
	Number of shares	Weighted average grant date fair value
Unvested RSUs at December 31, 2019	267,500	$4.92
Granted	—
Unvested RSUs at March 31, 2020	267,500

The Company recognized stock-based compensation expense of $0.2 million related to RSUs for the three months ended March 31, 2020. At March 31, 2020, there was $1.0 million of total unrecognized compensation cost related to the RSU grants. This compensation cost is expected to be recognized over a weighted-average period of 1.8 years.

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

Upon the ESPP Effective Date, the Company reserved and authorized up to 500,000 shares of common stock for issuance under the ESPP. On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP shall automatically increase by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, and (ii) 500,000 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. The number of shares increased by 443,842 on January 1, 2020. As of March 31, 2020, 1,562,724 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Stock Purchase Plans, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $36,160 for the three months ended March 31, 2020.

Subsequent Equity Grants

On April 9, 2020, the Company granted 1.1 million options with service-based vesting conditions at an exercise price of $2.57 per share to its employees as part of its annual stock option award. One-quarter of the shares awarded will vest on the first anniversary of the grant date and the remaining three-quarters of the shares will vest in equal monthly installments over the following 36 months. Subsequent to April 9, 2020, 0.4 million of the 1.1 million options granted were forfeited as a result of an executive's resignation.

11. Income Taxes

The Company recognized an income tax benefit of $2.2 million for the three months ended March 31, 2020 and income tax expense of $0.1 million for the three months ended March 31, 2019. The expense recognized for the three months ended March 31, 2019 was a result of interest on an unpaid tax liability related to the 2017 tax year and state taxes.   The discrete benefit recognized for the three months ended March 31, 2020 was a result of a current year tax law change and the ability of the Company to now carry back certain losses.  On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act").  The CARES Act provided both stimulus measures and a number of business tax provisions.  The tax provisions included temporary changes regarding the utilization and five year carry back of losses generated in 2018, 2019 and 2020, temporary changes regarding interest deductions, technical corrections from prior tax legislation related to qualified improvement property, and various other measures.  As of March 31, 2020, the Company intended to file (and subsequently filed in April 2020) a refund claim with the Internal Revenue Service related to its 2017 tax liability by carrying back losses not previously claimed.  Accordingly, the Company has recognized a discrete tax benefit of $2.2 million for the three months ended March 31, 2020.
12. Leases

The Company occupies two leased properties as of March 31, 2020. The first leased property serves as the Company's corporate headquarters located in Rockville, Maryland ("Headquarters' Lease"). See below for more information regarding the Headquarters' Lease.

Upon consummation of the Aevi Merger on February 3, 2020, the Company also occupied leased administrative office space in Wayne, Pennsylvania, which expired on April 30, 2020. The monthly rent payment for this lease was $12,050.

Corporate Headquarters' Lease

The annual base rent for the Headquarters' Lease is $161,671, subject to annual 2.5% increases over the term of the lease. The lease provides for a rent abatement for a period of 12 months following the Company's date of occupancy. The lease has an initial term of 10 years from the date the Company makes its first annual fixed rent payment, which occurred in January 2020. The Company has the option to extend the lease two times, each for a period of five years, and may terminate the lease as of the sixth anniversary of the first annual fixed rent payment, upon the payment of a termination fee. As of the lease commencement date, it was not reasonably certain that the Company will exercise the renewal periods or early terminate the lease and therefore the end date of the lease for accounting purposes is January 31, 2030. The remaining term of the lease at March 31, 2020 was 9.8 years.

Supplemental balance sheet information related to the lease is as follows:

	As of
	March 31, 2020	December 31, 2019
Property and equipment, net	$710,230	$718,626
Other current liabilities	$166,403	$155,815
Other long-term liabilities	$1,094,307	$1,111,965

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

The components of lease expense for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease cost*	$54,508	$54,506
*Includes short-term leases, which are immaterial.

The following table shows a maturity analysis of the operating lease liability as of March 31, 2020:

Undiscounted Cash Flows
April 1, 2020 through December 31, 2020	$124,285
2021	169,510
2022	173,748
2023	178,092
2024	182,544
2025	187,108
Thereafter	813,638
Total lease payments	$1,828,925
Less implied interest	$(568,215)
Total	$1,260,710

13. Commitments and Contingencies

Litigation

Litigation - General

The Company may become party to various contractual disputes, litigation, and potential claims arising in the ordinary course of business. The Company currently does not believe that the resolution of such matters will have a material adverse effect on its financial position or results of operations except as otherwise disclosed in this report.

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

However, on December 19, 2019, Cerecor received a letter from an attorney on behalf of the former TRx owners dated December 18, 2019 that enclosed a draft complaint seeking relief against Cerecor and one of the members of its board of directors. The letter further threatened that if an immediate discussion regarding a settlement did not occur, that the lawsuit would be filed on December 24, 2019. However, as of the date of this filing, no lawsuit has been filed, and the parties have agreed to a pre-lawsuit mediation tentatively set for June 2020. The proposed complaint indicates that the former TRx owners would seek the following relief: (a) $3.0 million on the grounds that commercially reasonable efforts to sell the acquired TRx products would have resulted in the gross profit earn-out target being reached; (b) that the $3.0 million amount be trebled as a result of Cerecor's alleged improper conduct; (c) $9.2 million as a result of alleged losses resulting from the alleged improper treatment of the former TRx owners as affiliates; and (d) the removal of any restrictions on the former TRx owners shares of common stock in Cerecor. Cerecor disputes that the former TRx owners are entitled to the relief sought and intends to vigorously defend against any lawsuit filed on behalf of the former TRx owners. A loss in this matter is possible in a range of $0 to $18.2 million. As a loss in this matter is not considered probable, there has been no accrual recorded as of March 31, 2020.

Karbinal Royalty Make-Whole Provision

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

Millipred License and Supply Agreement

The Company has a License and Supply Agreement for Millipred with Watson Laboratories, Inc., which is now part of Teva Pharmaceutical Industries Ltd. ("Teva"). Pursuant to the License and Supply Agreement, the Company is required to make license payments of $75,000 in February and August of each year through April 2021, and purchases inventory on an ad-hoc basis. The License and Supply Agreement expires on April 1, 2021, however if neither party terminates the agreement prior to April 1, 2021, then the agreement will automatically renew for successive one-year periods. Effective upon the consummation of the Merger, Cerecor appointed Dr. Sol Barer to the Company's Board of Directors. Dr. Barer also serves as Teva's Chairman of the Board.

Possible future milestone proceeds for out-licensed compounds

CERC-611 License Assignment

On August 8, 2019, the Company entered into an assignment of license agreement (the “Assignment Agreement”) with ES Therapeutics, LLC (“ES Therapeutics”), a wholly-owned subsidiary of Armistice, a significant stockholder of the Company. Pursuant to the Assignment Agreement, the Company assigned and transferred its rights, title, interest, and obligations with respect to CERC-611 to ES Therapeutics. The Company initially licensed the compound from Eli Lilly Company ("Lilly") in September 2016. Under the Assignment Agreement, Armistice paid the Company an upfront payment of $0.1 million. The Company recognized the payment as license and other revenue for the year ended December 31, 2019. The Assignment Agreement also provides for: (a) a $7.5 million milestone payment to the Company upon cumulative net sales of licensed products reaching $750.0 million; and (b) a $12.5 million milestone payment to the Company upon cumulative net sales of licensed products reaching $1.3 billion. The Assignment Agreement also released the Company of obligations related to CERC-611, including the $1.3 million contingent payment to Lilly upon the first subject dosage of CERC-611 in a multiple ascending dose study. The Assignment Agreement also releases the Company from additional potential future payments due to Lilly upon achievement of certain development and commercialization milestones, including the first commercial sale, and milestone payments and royalty on net sales upon commercialization of the compound.

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

Possible future milestone payments

OSI Products Royalty Agreement

As discussed in detail in Note 6, on February 3, 2020, the Company consummated a Merger with Aevi. Effective upon the consummation of the Merger, Cerecor entered into an employment agreement with Mike Cola for him to serve as Cerecor's Chief Executive Officer and with Dr. Garry Neil for him to serve as Cerecor's Chief Medical Officer.

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

Cerecor assumed this Royalty Agreement upon closing of the Merger with Aevi and it is recorded within royalty obligation within the Company's accompanying condensed consolidated balance sheet as of March 31, 2020. Because there is a significant related party relationship between the Company and the Investors, the Company treated its obligation to make royalty payments under the Royalty Agreement as an implicit obligation to repay the funds advanced by the Investors. As the Company makes royalty payments in accordance with the Royalty Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

Aevi Merger possible future milestone payments

As detailed in Note 6, on February 3, 2020, the Company consummated its merger with Aevi, thus acquiring three early stage compounds for rare and orphan diseases (CERC-002, CERC-006 and CERC-007) and one other preclinical orphan disease compound, CERC-005. Consideration for the transaction included approximately 3.9 million shares of Cerecor common stock to Aevi stockholders, forgiveness of a $4.1 million loan that Cerecor loaned Aevi in December 2019, and certain contingent development milestones worth up to an additional $6.5 million.

The contingent consideration of up to an additional $6.5 million relates to two future development milestones. The first milestone is the enrollment of a patient in a Phase II study related to CERC-002, CERC-006 or CERC-007 prior to February 3, 2022. If this milestone is met, the Company is required to make a milestone payment of $2.0 million. The second milestone is the receipt of a NDA approval for either CERC-006 or CERC-007 from the FDA on or prior to February 3, 2025. If this milestone is met, the Company is required to make a milestone payment of $4.5 million. All milestones are payable in either shares of the Company's common stock or cash, at the election of the Company.

The contingent consideration related to the development milestones will be recognized if and when such milestones are probable and can be reasonably estimated. As of the consummation of the Merger on February 3, 2020 and as of March 31, 2020, no contingent consideration related to the development milestone has been recognized. The Company will continue to monitor the development milestones at each reporting period.

Ichorion Asset Acquisition possible future milestone payments

On September 24, 2018, the Company acquired Ichorion Therapeutics, Inc. (the "Ichorion Acquisition") thus acquiring three compounds for inherited metabolic disorders known as CDGs (CERC-801, CERC-802 and CERC-803) and one other preclinical orphan disease compound, CERC-913, for the treatment of mitochondrial DNA Depletion Syndrome. Consideration for the transaction included approximately 5.8 million shares of the Company’s common stock (adjusted for estimated working capital) and certain contingent development milestones worth up to an additional $15.0 million. The Company recorded this transaction as an asset acquisition.

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

The contingent consideration related to the development milestones will be recognized if and when such milestones are probable and can be reasonably estimated. As of March 31, 2020, no contingent consideration related to the development milestone has been recognized. The Company will continue to monitor the development milestones at each reporting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “might,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or other similar words (including their use in the negative), or by discussions of future matters such as the development of product candidates or products, technology enhancements, possible changes in legislation, and other statements that are not historical. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II – Item 1A, “Risk Factors,” as well as in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 11, 2020, and in our other filings with the SEC. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2019 appearing in our Annual Report on Form 10-K filed with the SEC on March 11, 2020.

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

The Company continues to explore strategic alternatives for its sole commercialized product, Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions. The Company has been in discussions with Simon Pedder, a member of its Board of Directors, about potentially transferring its non-core neurology pipeline assets, CERC-301 and CERC-406, to a new company to be formed by Dr. Pedder, although it has not agreed to binding terms, and any such transaction might not happen until the third quarter of 2020, if at all.

Recent Developments

Aevi Merger

On February 3, 2020, the Company consummated its two-step merger (the "Merger") with Aevi Genomic Medicine, Inc. ("Aevi") in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the "Merger Agreement") dated December 5, 2019. The Merger consideration included stock valued at approximately $15.5 million, resulting in the issuance of approximately 3.9 million shares of Cerecor common stock to Aevi stockholders, forgiveness of a $4.1 million loan that Cerecor loaned Aevi in December 2019 (the "Aevi Loan"), and contingent value rights ("CVRs") for up to an additional $6.5 million in subsequent payments based on certain development milestones. As part of the Merger, Cerecor acquired CERC-002, CERC-006 and CERC-007, expanding Cerecor's pipeline to six clinical stage assets being developed for rare pediatric and orphan diseases. Effective upon the consummation of the Merger, Cerecor entered into an employment agreement with Aevi CEO Mike Cola for him to serve as Cerecor's Chief Executive Officer and an employment agreement with Aevi CSO Dr. Garry Neil for him to serve as Cerecor's Chief Medical Officer, and appointed Mike Cola and Dr. Sol Barer to the Company's Board of Directors. See Note 6 of the accompanying condensed consolidated financial statements for more information.

New Leadership Appointments

In April 2020, the Company appointed Dr. Sol J. Barer to the Chairman of the Board and Dr. Suzanne Bruhn and Mr. Joseph Miller to the Board.  In March 2020, the Company promoted Dr. Garry Neil to Chief Scientific Officer and Dr. Jeffrey Wilkins to Chief Medical Officer.  The Company believes the additions to the Board of Directors and Officer promotions will provide valuable insights and guidance as the Company continues to transform into a leader in development and commercialization of treatments for rare pediatric orphan diseases.

In April 2020, Dr. Simon Pedder resigned as the Company's Executive Chairman, however he remains on the Board of Directors.  In March 2020, Dr. Pericles Calias, Ph.D. resigned as Chief Scientific Officer, however will remain an employee of the Company until June 30, 2020.  Finally, in April 2020, Mr. Miller resigned in his role as Chief Financial Officer, but, as discussed above, joined the Company's Board of Directors and Mr. Christopher Sullivan was named the Company's Interim Chief Financial Officer.

Sale of Aytu Shares

In April 2020, the Company converted its shares of Aytu Preferred Stock into approximately 9.8 million shares of common and sold that common stock for net proceeds of approximately $12.8 million.

Recent Financings

On March 17, 2020, the Company entered into a securities purchase agreement with Armistice Capital, LLC ("Armistice"), whose Chief Investment Officer Steve Boyd is a Cerecor director, pursuant to which the Company sold 1,951,219 shares of the Company’s common stock for a purchase price of $2.05 per share, which represents the closing stock price the day prior to entering into the agreement. Net proceeds of the private placement were approximately $3.9 million.

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

Research and Development Update

In March 2020, the Company announced that it will explore the role of an inflammatory cytokine, LIGHT, in patients with COVID-19 induced Acute Respiratory Distress to determine if CERC-002, anti-LIGHT monoclonal antibody, can treat patients infected by COVID-19 who develop acute respiratory distress syndrome ("ARDS") or acute lung injury ("ALI"). The Company subsequently initiated a biomarker study to evaluate the role of LIGHT in the development of ARDS and ALI in hospitalized COVID-19 patients.

In March 2020, the Company paused its Phase 1b open-label, multi-center, dose-escalation proof-of-concept study for CERC-002 for the treatment of Pediatric-onset Crohn's Disease due to a moratorium placed on endoscopy as a result of COVID-19. The Company plans to resume the trial when the moratorium on endoscopy is lifted.

The following chart summarizes key information about our emerging clinical-stage rare disease pipeline and anticipated research & development milestones:

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

Results of Operations

During the fourth quarter of 2019, the Company sold its rights, titles and interest in, assets relating to its Pediatric Portfolio as well as the corresponding commercial infrastructure consisting of the right to offer employment to Cerecor’s sales force and the assignment of supporting commercial contracts, retaining as our only commercial product, Millipred, an oral prednisolone indicated across a wide variety of inflammatory conditions. As a result of the Aytu Divestiture, the Pediatric Portfolio met all conditions required in order to be classified as discontinued operations. Accordingly, unless otherwise noted, the following section focuses on results of operations from continuing operations only for all periods discussed.

Comparison of the Three Months Ended March 31, 2020 and 2019

Product Revenue, net

Net product revenue was $2.8 million for the three months ended March 31, 2020, which was relatively consistent with the net product revenue for the three months ended March 31, 2019 of $2.6 million.

Cost of Product Sales

Cost of product sales were $0.1 million for the three months ended March 31, 2020, as compared to $0.8 million for the three months ended March 31, 2019. The decrease in cost of product sales was mainly driven by a shift in product mix. Most notably, cost of product sales for the three months ended March 31, 2019 was primarily comprised of minimum royalty obligations related to the Ulesfia product, which is no longer sold by the Company as a result of a settlement agreement the Company entered into during the second quarter of 2019.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Preclinical expenses	$1,245	$879
Clinical expenses	596	1,590
CMC expenses	1,166	435
Internal expenses not allocated to programs:
Salaries, benefits and related costs	1,313	435
Stock-based compensation expense	382	57
Other	66	5
	$4,768	$3,401

Research and development expenses increased $1.4 million for the three months ended March 31, 2020 compared to the same period in 2019. The overall increase is driven by an increase in research and development activities in the current year as the Company expanded its pipeline assets as a result of the Aevi Merger and continued to develop its existing pipeline assets during the quarter. Specifically, as part of the Aevi Merger, which closed in the first quarter of 2020, Cerecor acquired CERC-002, CERC-006 and CERC-007, expanding Cerecor's pipeline to six clinical stage assets.

Chemistry, Manufacturing, and Controls ("CMC") expenses increased $0.7 million for the three months ended March 31, 2020 compared to the same period in 2019 due to additional spending on manufacturing to support clinical development as a result of the additional assets acquired as part of the Aevi Merger. Preclinical expenses increased $0.4 million primarily due to additional spending related to the Aevi Merger. These increases were partially offset by a $1.0 million decrease in clinical expenses driven by minimal spend on clinical development of CERC-301 as the Company began exploring strategic alternatives for the asset during 2019.

Salaries, benefits and related costs increased by $0.9 million compared to the same period in 2019 mainly due to an increase in headcount as a result of the Aevi Merger and salary-related costs needed to grow our research and development activities as we continue to invest in our expanded pipeline. Additionally, the Company recognized $0.3 million of severance within salaries, benefits and related costs for the three months ended March 31, 2020 related a separation agreement entered into with a research and development executive during the first quarter of 2020. There was no severance for the three months ended March 31, 2019. Stock-based compensation increased by $0.3 million mainly due to an increase in stock option grants as a result of the increased headcount as a result of the Aevi Merger.

Acquired In-Process Research and Development Expenses

On February 3, 2020, the Company consummated its merger with Aevi, which was recorded as an asset acquisition in the first quarter of 2020. As a result, the Company acquired $25.5 million of in-process research and development ("IPR&D") for two clinical stage pipeline assets for rare and orphan diseases (CERC-006 and CERC-007). The fair value of the IPR&D was immediately recognized as acquired in-process research and development expense as the IPR&D asset has no other alternate use due to the stage of development. There was no acquired in-process research and development expense for the three months ended March 31, 2019.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Salaries, benefits and related costs	$1,012	$1,230
Legal, consulting and other professional expenses	784	887
Stock-based compensation expense	706	469
Other	174	90
	$2,676	$2,676

General and administrative expenses were $2.7 million for the three months ended March 31, 2020, which is consistent with the general and administrative expenses for the three months ended March 31, 2019. Salaries, benefits and related costs decreased by $0.2 million as a result of the Company covering the tax burden of the first year's vesting of an executive's restricted stock units which vested in the first quarter of 2019. Such expense was not repeated for the three months ended March 31, 2020. This decrease was mainly offset by a $0.2 million increase in stock-based compensation expense, which was driven by an increase in stock option grants in the current quarter as a result of options granted on April 1, 2019 as part of the Company's previous year's annual grant and as a result of the increased headcount as a result of the Aevi Merger which was consummated during the first quarter of 2020.

Sales and Marketing Expenses

The following table summarizes our sales and marketing expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Salaries, benefits and related costs	$134	$185
Stock-based compensation expense	55	21
Advertising and marketing expense	481	190
Other	7	—
	$677	$396

Sales and marketing expenses of continuing operations consist of expenses related to advertising and marketing initiatives to support the go-to-market strategy of our pipeline assets and the respective salaries and stock-based compensation to support such initiatives. The overall $0.3 million increase for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily driven by a $0.3 million increase in advertising and marketing expense related to market research in preparation to quickly and effectively market, launch, and distribute each of our pipeline assets, if any, that receive marketing approval in the future.

Amortization Expense

The following table summarizes our amortization expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Amortization of intangible assets	$431	$335

Amortization expense of the continuing operations relates to the amortization of the Company's acquired Millipred product marketing rights, and amortization of the assembled workforces acquired as part of the Ichorion Acquisition and Aevi Merger. As a result of the asset acquisition accounting related to the Aevi Merger recognized in the first quarter of 2020, the Company recorded an assembled workforce intangible asset of $0.7 million, which was assigned a two-year useful life. Therefore, the $0.1 million increase to amortization expense for the three months ended March 31, 2020 as compared to the prior period was primarily driven by the recognition of two months of amortization expense of the assembled workforce acquired as part of the Aevi Merger.

Other Income (Expense), Net

The following table summarizes our other income (expense), net for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Change in fair value of Investment in Aytu	$7,080	$—
Change in fair value of warrant liability and unit purchase option liability	11	(48)
Other expense, net	—	(9)
Interest income, net	10	30
	$7,101	$(27)

Other income, net increased $7.1 million for the three months ended March 31, 2020 as compared to the prior period. This increase was primarily driven by the $7.1 million gain on change in the fair value of the Company's Investment in Aytu. As consideration of the Aytu Divestiture on November 1, 2019, the Company received 9,805,845 shares of Aytu Series G Preferred Stock. Subsequent to the initial measurement, at each reporting period, the Investment in Aytu is remeasured at the current fair value with the change in fair value recorded to other income, net in the accompanying statements of operations. As of March 31, 2020, the Investment of Aytu was $14.7 million, representing a change in fair value of $7.1 million from December 31, 2019.

Income Tax (Benefit) Expense

The following table summarizes our income tax expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Income tax (benefit) expense	$(2,157)	$131

The Company recognized income tax benefit of $2.2 million for the three months ended March 31, 2020 and income tax expense of $0.1 million for the three months ended March 31, 2019. The expense recognized for the three months ended March 31, 2019 was a result of interest on an unpaid tax liability related to the 2017 tax year and state taxes. The discrete benefit recognized for the three months ended March 31, 2020 benefit was a result of a current year tax law change and the ability of the Company to now carry back certain losses.  On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act").  The CARES Act provided both stimulus measures and a number of business tax provisions.  The tax provisions included temporary changes regarding the utilization and five year carry back of losses generated in 2018, 2019 and 2020, temporary changes regarding interest deductions, technical corrections from prior tax legislation related to qualified improvement property, and various other measures.  As of March 31, 2020, the Company intended to file (and subsequently filed in April 2020) a refund claim with the Internal Revenue Service (the "IRS") related to its 2017 tax liability by carrying back losses not previously claimed and thus recognized a tax benefit of $2.2 million for the three months ended March 31, 2020.

Liquidity and Capital Resources

In February 2020, the Company closed on a registered direct offering with institutional investors of 1,306,282 shares of the Company's common stock at a purchase price of $3.98 per share. The Company's largest stockholder, Armistice Capital, LLC ("Armistice"), whose Chief Investment Officer Steve Boyd is a Cerecor director, participated in the offering by purchasing 1,256,282 shares of common stock from the Company. The net proceeds of the offering were approximately $5.0 million. In March 2020, the Company entered into a securities purchase agreement with Armistice pursuant to which the Company sold 1,951,219 shares of the Company’s common stock for a purchase price of $2.05 per share, which represents the closing stock price the day prior to entering into the agreement. Net proceeds of the private placement were approximately $3.9 million. Additionally, in April 2020, the Company converted its shares of Aytu preferred stock that were acquired in the fourth quarter of 2019 and subsequently sold that common stock, which generated net proceeds of approximately $12.8 million.

In order to meet its cash flow needs, the Company applies a disciplined decision-making methodology as it evaluates the optimal allocation of the Company's resources between investing in the Company's existing pipeline assets and acquisitions or in-licensing of new assets. For the three months ended March 31, 2020, Cerecor generated a net loss of $21.1 million and negative cash flow from operations of $5.7 million. As of March 31, 2020, Cerecor had an accumulated deficit of $135.4 million and a balance of $5.7 million in cash and cash equivalents.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, the Company expects to incur additional losses in the future in connection with research and development activities and will require additional financing to fund its operations and to continue to execute its strategy. The Company plans to use its current cash on hand, which includes the cash generated from the sale of Aytu common shares in April 2020, the anticipated cash flows from the Company's profits from Millipred product sales and/or the potential proceeds from a possible out-license or sale of Millipred to a third party to offset costs related to its pipeline assets, business development, and costs associated with its organizational infrastructure; however, Cerecor expects to continue to incur significant expenses and operating losses for the immediate future as it continues to invest in the Company's pipeline assets. The Company’s ability to continue as a going concern through 2020 is dependent upon the Company’s ability to raise additional equity and/or debt capital, sell assets and obtain government funding; however, there can be no assurance that it will be able to do so nor that such activities will generate sufficient amounts on terms acceptable to the Company.

Over the long term, the Company's ultimate ability to achieve and maintain profitability will be dependent on, among other things, the development, regulatory approval, and commercialization of its pipeline assets, and the potential sale of any PRVs it receives, in order to support its cost structure and pipeline asset development.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate these conditions, the Company monetized its investment in Aytu generating net proceeds of $12.8 million in April 2020 and is evaluating the potential out-licensing or sale of Millipred, its non-core neurology pipeline assets and/or some combination of rights to future PRV sales, equity or debt financings, collaborations, other out-licensing arrangements, strategic alliances, federal and private grants, marketing, other distribution or licensing arrangements, or the sale of current or future assets. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible or suspend or curtail planned programs. Due to the uncertainty regarding future financings and/or other potential options to raise additional funds, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Uses of Liquidity

The Company uses cash to fund research and development expenses related to its rare pediatric and orphan disease pipeline, business development and costs associated with its organizational infrastructure.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,740)	$(3,122)
Investing activities	(1,251)	(166)
Financing activities	9,098	8,817
Net increase in cash and cash equivalents	$2,107	$5,529

Net cash used in operating activities

Net cash used in operating activities was $5.7 million for the three months ended March 31, 2020, consisting primarily of a net loss of $21.1 million, which was driven by increased research and development activities as the Company continued to fund its pipeline of development assets, and non-cash adjustments to reconcile net loss to net cash used in operating activities including a $7.1 million gain related to the change in fair value of the Investment in Aytu and a $1.8 million gain related to the change in value of the Guarantee. This decrease was offset by the following non-cash adjustments: non-cash acquired IPR&D expense of $25.5 million and non-cash stock-based compensation of $1.1 million. Additionally, changes in net assets, increased by a net $2.9 million, mainly driven by a $2.0 million increase in other receivables. Other receivables increased mainly due to a $2.2 million income tax receivable.

Net cash used in operating activities was $3.1 million for the three months ended March 31, 2019 and consisted primarily of a net loss of $7.5 million, offset by depreciation and amortization of $1.1 million, non-cash stock-based compensation expense of $0.6 million, and changes in working capital, primarily, an increase in accrued expenses of $2.0 million, largely related to the contractual minimum obligations. The net loss for the three months ended March 31, 2019 was driven by increased research and development activities incurred as the Company continued to fund its pipeline of development assets and also by increased sales and marketing expenses incurred to support commercial sales activities.

Net cash used in investing activities

Net cash used in investing activities was $1.3 million for the three months ended March 31, 2020 and consisted primarily of transaction costs incurred as part of the Aevi Merger, partially offset by the cash acquired as part of the merger.

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2020 and consisted primarily of the purchase of property and equipment in connection with the Company occupying its corporate headquarters during the first quarter of 2019.

Net cash provided by financing activities

Net cash provided by financing activities was $9.1 million for the three months ended March 31, 2020 and consisted primarily of net proceeds of $5.1 million from a registered direct offering with certain institutional investors, which included Armistice, that closed in February 2020 for the sale of 1,306,282 shares of common stock of the Company, at a price of $3.98 per share. The Company also received $3.9 million from a private placement of equity securities with Armistice during March 2020.

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

Critical Accounting Policies, Estimates, and Assumptions

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the financial statements in conformity with GAAP, the Company makes estimates and assumptions that have an impact on assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, revenue recognition, cost of product sales, stock-based compensation, fair value measurements (including those relating to the Guarantee and Investment in Aytu), cash flows used in management's going concern assessment, income taxes, goodwill, and other intangible assets and clinical trial accruals. The Company believes, given current facts and circumstances, our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 11, 2020 except for the recently adopted accounting standards described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the three months ended March 31, 2020

Off‑Balance Sheet Arrangements

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

        On December 19, 2019, Cerecor, through its law firm, received a letter from an attorney on behalf of the former TRx owners dated December 18, 2019, which enclosed a draft complaint seeking relief against Cerecor and one of the members of its board of directors. The letter further threatened that if an immediate discussion regarding a settlement did not occur, that the lawsuit would be filed on December 24, 2019. However, as of the date of this filing, no lawsuit has been filed, and the parties have agreed to a pre-lawsuit mediation tentatively set for June 2020. The proposed complaint indicates that the former TRx owners would seek the following relief: (a) $3,000,000 on the grounds that commercially reasonable efforts to sell the acquired TRx products would have resulted in the gross profit earn-out target being reached; (b) that the $3,000,000 amount be trebled as a result of Cerecor's alleged improper conduct; (c) $9,200,000 as a result of alleged losses resulting from the alleged improper treatment of the former TRx owners as affiliates; and (d) the removal of any restrictions on the former TRx owners' shares of common stock in Cerecor. Cerecor disputes that the former TRx owners are entitled to the relief sought and intends to vigorously defend against any lawsuit filed on behalf of the former TRx owners.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 11, 2020 , which could materially affect our business, financial condition, or future results. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K. The risks described in our Annual Report on Form 10-K and below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock.

A pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or elsewhere, our business may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of March 2020, has spread to over 100 countries, including the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Employers (including us) are also required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely. In addition, on March 11, 2020, the President of the United States issued a proclamation to restrict travel to the United States from foreign nationals who have recently been in certain European countries. We are still assessing the effect on our business, from the spread of COVID-19 and the actions implemented by the governments of the United States and elsewhere across the globe.

The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver supplies to us on a timely basis. Such events may result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.  As of the date of this Quarterly Report on Form 10-Q, we do not know the extent to which COVID-19 will impact our business.  These impacts will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

With respect to the COVID-19 outbreak specifically, such outbreak could also potentially affect the business of the FDA, or other health authorities, which could result in delays in meetings related to planned clinical trials and ultimately of reviews and approvals of our product candidates. The spread of COVID-19 may also slow potential enrollment of clinical trials and reduce the number of eligible patients for future clinical trials. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 outbreak impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

The recent outbreak of COVID-19 may materially and adversely affect our clinical trial operations and our financial results.

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and several European countries where we expected to initiate enrollment for future clinical trials. The extent to which COVID-19 may impact our clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat for COVID-19. The continued spread of COVID-19 globally could adversely impact our clinical trial operations in the United States and in Europe, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. In addition, if the FDA elects to delay face-to-face meetings for an extended period of time, we may have to delay the initiation of any additional clinical trials for which we require additional approval from the FDA, or, if we are seeking to commercialize our product candidates, such delay could force us to delay commercialization. Any decision by the FDA to delay meeting with us in light of COVID-19 could have a material adverse effect on our scheduled clinical trials or on our efforts to obtain commercialization approval, which could increase our operating expenses and have a material adverse effect on our financial results.

Moreover, COVID-19 may also affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out such enrollments and trials. Any negative impact COVID-19 has to patient enrollment or treatment could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

10.1
Contingent Value Rights Agreement, effective February 3, 2020, by and between Cerecor Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2020).

10.2#
Employment Agreement, effective February 3, 2020, by and between Cerecor Inc. and Michael F. Cola (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 3, 2020).

10.3#	Employment Agreement, effective February 3, 2020, by and between Cerecor Inc. and Garry A. Neil (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 3, 2020).

10.4	Form of Securities Purchase Agreement, dated February 3, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2020).

10.5#+	Amendment to Employment Agreement, effective March 11, 2020, by and between Cerecor Inc. and Michael F. Cola.

10.6
Securities Purchase Agreement, dated March 17, 2020, between Cerecor Inc. and the investor(s) named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 18, 2020).

10.7
Registration Rights Agreement, dated March 17, 2020, between Cerecor Inc. and the investor(s) named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 18, 2020).

10.8#	Separation Agreement, dated March 25, 2020, by and between Cerecor Inc. and Pericles Calias (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 27, 2020).

10.9*
Sponsored Research Agreement, dated as of November 12, 2014, between Medgenics Medical Israel Ltd. and The Children’s Hospital of Philadelphia (previously filed as Exhibit 10.28 to Aevi’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.10
Amendment #1 to Sponsored Research Agreement, dated December 18, 2015, by and between Medgenics Medical Israel Ltd. and the Children’s Hospital of Philadelphia (previously filed as Exhibit 10.1 to Aevi’s Current Report on Form 8-K filed December 22, 2015 and incorporated herein by reference).

10.11*
License Agreement, dated as of November 12, 2014, between Medgenics Medical Israel Ltd. and The Children’s Hospital of Philadelphia (previously filed as Exhibit 10.29 to Aevi’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.12*
License Agreement, dated as of September 9, 2015, between neuroFix, LLC and The Children’s Hospital of Philadelphia (previously filed as Exhibit 10.2 to Aevi’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.13*
Clinical Development and Option Agreement, by and between Medgenics, Inc. and Kyowa Hakko Kirin Co., Ltd., dated June 6, 2016 (previously filed as Exhibit 10.1 to Aevi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference).

10.14*
Amendment No. 1 to License Agreement, dated as of February 14, 2017, by and between The Children’s Hospital of Philadelphia and Medgenics Medical Israel Ltd. (previously filed as Exhibit 10.1 to Aevi’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.15
Amendment No. 2 to Sponsored Research Agreement, dated as of February 16, 2017, by and between The Children’s Hospital of Philadelphia and Medgenics Medical Israel, Ltd. (previously filed as Exhibit 10.2 to Aevi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).

10.16
Amendment No. 1 to License Agreement, dated March 29, 2019, by and between neuroFix LLC and the Children’s Hospital of Philadelphia (previously filed as Exhibit 10.3 to Aevi’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference).

10.17
Amendment No. 2 to License Agreement, dated March 29, 2019, by and between Medgenics Medical Israel Ltd. and the Children’s Hospital of Philadelphia. (previously filed as Exhibit 10.4 to Aevi’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference).

10.18
Amendment No. 3 to Sponsored Research Agreement, dated March 29, 2019, by and between Medgenics Medical Israel Ltd. and the Children’s Hospital of Philadelphia (previously filed as Exhibit 10.5 to Aevi’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference).

10.19
Letter Agreement, dated March 29, 2019, by and between the Company and the Children’s Hospital of Philadelphia (previously filed as Exhibit 10.6 to Aevi’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference).

10.20*
Exclusive License Agreement, dated as of July 15, 2019, by and between Aevi Genomic Medicine, Inc. and OSI Pharmaceuticals, LLC (previously filed as Exhibit 10.1 to Aevi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

10.21
Amendment No. 3 to License Agreement, dated as of August 12, 2019, by and between Medgenics Medical Israel Ltd. and The Children's Hospital of Philadelphia (previously filed as Exhibit 10.3 to Aevi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

10.22
Amendment No. 4 to Sponsored Research Agreement, dated as of August 12, 2019, by and between Medgenics Medical Israel Ltd. and The Children's Hospital of Philadelphia (previously filed as Exhibit 10.4 to Aevi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

10.23*
Option and License Agreement, dated as of August 6, 2019, by and between Aevi Genomic Medicine, Inc. and MedImmune Limited (previously filed as Exhibit 10.1 to Aevi’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference).

10.24*
Royalty Agreement, dated as of July 19, 2019, between and among Aevi Genomic Medicine, Inc., Michael F. Cola Joseph J. Grano, Jr., Kathleen Jane Grano, Joseph C. Grano, The Grano Children’s Trust, Joseph C. Grano, trustee and LeoGroup Private Investment Access, LLC on behalf of Garry A. Neil (previously filed as Exhibit 10.2 to Aevi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

# Management contract or compensatory agreement.
*   Portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission.
+ Filed herewith.
† This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerecor Inc.

Date: May 7, 2020	/s/ Christopher Sullivan
Christopher Sullivan
Interim Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer and principal accounting officer)