Form 10-Q
period 2020-06-30
Cerecor Inc.
filed 2020-08-06
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 001-37590
CERECOR INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	45-0705648 (I.R.S. Employer Identification No.)
540 Gaither Road, Suite 400 Rockville, Maryland 20850 (Address of principal executive offices)	(410) 522-8707 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	CERC	Nasdaq Capital Market
        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☑
        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
        As of August 4, 2020, the registrant had 74,900,047 shares of common stock outstanding.

CERECOR INC.

FORM 10-Q

For the Quarter Ended June 30, 2020

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,390,553	$3,609,438
Accounts receivable, net	2,031,682	1,001,645
Other receivables	1,953,036	4,240,572
Inventory, net	12,196	21,334
Prepaid expenses and other current assets	823,900	706,968
Restricted cash, current portion	33,449	17,535
Investment in Aytu	—	7,628,947
Current assets of discontinued operations	—	497,577
Total current assets	50,244,816	17,724,016
Property and equipment, net	1,740,610	1,447,663
Intangible assets, net	2,292,175	2,426,258
Goodwill	14,409,088	14,409,088
Restricted cash, net of current portion	180,336	101,945
Deferred tax asset, net	337,797	—
Total assets	$69,204,822	$36,108,970
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,557,702	$2,077,524
Accrued expenses and other current liabilities	6,487,658	5,640,252
Income taxes payable	—	551,671
Current liabilities of discontinued operations	5,549,751	3,891,012
Total current liabilities	14,595,111	12,160,459
Royalty obligation	2,000,000	—
Deferred tax liability, net	—	85,981
Other long-term liabilities	2,031,560	1,111,965
Long-term liabilities of discontinued operations	—	1,755,000
Total liabilities	18,626,671	15,113,405
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at June 30, 2020 and December 31, 2019; 74,900,047 and 44,384,222 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	74,899	44,384
Preferred stock—$0.001 par value; 5,000,000 shares authorized at June 30, 2020 and December 31, 2019; 1,257,143 and 2,857,143 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,257	2,857
Additional paid-in capital	199,191,022	135,238,941
Accumulated deficit	(148,689,027)	(114,290,617)
Total stockholders’ equity	50,578,151	20,995,565
Total liabilities and stockholders’ equity	$69,204,822	$36,108,970

See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Product revenue, net	$1,337,764	$1,391,942	$4,091,628	$3,968,310
Total revenues, net	1,337,764	1,391,942	4,091,628	3,968,310

Operating expenses:
Cost of product sales	77,580	(1,496,677)	144,139	(744,128)
Research and development	5,916,869	3,712,596	10,684,619	7,113,785
Acquired in-process research and development	—	—	25,549,344	—
General and administrative	6,101,475	2,340,634	8,777,088	5,016,243
Sales and marketing	653,265	325,861	1,329,790	722,137
Amortization expense	403,500	334,747	834,083	669,495
Change in fair value of contingent consideration	—	(1,277,150)	—	(1,256,210)
Total operating expenses	13,152,689	3,940,011	47,319,063	11,521,322
Loss from continuing operations	(11,814,925)	(2,548,069)	(43,227,435)	(7,553,012)
Other income (expense):
Change in fair value of Investment in Aytu	(1,872,031)	—	5,207,789	—
Change in fair value of warrant liability and unit purchase option liability	2,647	18,910	13,928	(28,668)
Other income (expense), net	395,800	—	395,800	(9,400)
Interest income, net	8,711	38,412	18,501	68,632
Total other (expense) income, net from continuing operations	(1,464,873)	57,322	5,636,018	30,564
Loss from continuing operations before taxes	(13,279,798)	(2,490,747)	(37,591,417)	(7,522,448)
Income tax (benefit) expense	(453,957)	53,446	(2,610,812)	184,119
Loss from continuing operations	$(12,825,841)	$(2,544,193)	$(34,980,605)	$(7,706,567)
(Loss) income from discontinued operations, net of tax	(455,463)	(3,678,906)	582,195	(5,970,580)
Net loss	$(13,281,304)	$(6,223,099)	$(34,398,410)	$(13,677,147)

Net (loss) income per share of common stock, basic and diluted:
Continuing operations	$(0.18)	$(0.05)	$(0.53)	$(0.14)
Discontinued operations	(0.01)	(0.06)	0.01	(0.10)
Net loss per share of common stock, basic and diluted	$(0.19)	$(0.11)	$(0.52)	$(0.24)

Net (loss) income per share of preferred stock, basic and diluted:
Continuing operations	$(0.93)	$(0.23)	$(2.66)	$(0.68)
Discontinued operations	(0.03)	(0.32)	0.04	(0.53)
Net loss per share of preferred stock, basic and diluted	$(0.96)	$(0.55)	$(2.62)	$(1.21)

See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(34,398,410)	$(13,677,147)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	878,949	2,203,423
Impairment of intangible assets	—	1,449,121
Stock-based compensation	3,901,897	1,123,402
Acquired in-process research and development	25,549,344	—
Deferred taxes	(423,778)	18,870
Amortization of inventory fair value associated with acquisition of TRx and Avadel's pediatric products	—	40,240
Change in fair value of Investment in Aytu	(5,207,789)	—
Change in fair value of warrant liability and unit purchase option liability	(13,928)	28,668
Change in value of Guarantee	(1,755,000)	—
Change in fair value of contingent consideration	—	(811,948)
Changes in assets and liabilities:
Accounts receivable, net	(532,460)	297,267
Other receivables	(1,851,867)	5,326,000
Inventory, net	9,138	452,931
Prepaid expenses and other assets	(23,782)	664,454
Accounts payable	82,674	(666)
Income taxes payable	288,329	(639,784)
Accrued expenses and other liabilities	(815,014)	(6,313,686)
Lease liability, net	17,510	—
Net cash used in operating activities	(14,294,187)	(9,838,855)
Investing activities
Proceeds from sale of Investment in Aytu, net	12,836,736	—
Net cash paid in merger with Aevi	(1,250,650)	—
Purchase of property and equipment	—	(256,926)
Net cash provided by (used in) investing activities	11,586,086	(256,926)
Financing activities
Proceeds from underwritten public offering, net	35,427,963	8,975,960
Proceeds from registered direct offering, net	5,136,184	—
Proceeds from sale of shares pursuant to common stock private placement, net	3,887,991	—
Proceeds from exercise of stock options and warrants	92,342	256,816
Proceeds from shares purchased through employee stock purchase plan	132,910	127,537
Restricted Stock Units withheld for taxes	(93,869)	(18,057)
Payment of contingent consideration	—	(379,255)
Payment of long-term debt	—	(48,684)
Net cash provided by financing activities	44,583,521	8,914,317
Increase (decrease) in cash, cash equivalents and restricted cash	41,875,420	(1,181,464)
Cash, cash equivalents, and restricted cash at beginning of period	3,728,918	10,746,756
Cash, cash equivalents, and restricted cash at end of period	$45,604,338	$9,565,292
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$525,000
Cash paid for taxes	$316,000	$852,025
Supplemental disclosures of non-cash activities
Issuance of common stock in Aevi Merger	$15,495,578	$—
Leased asset obtained in exchange for new operating lease liability	$376,448	$743,025
        The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	June 30,
	2020	2019

Cash and cash equivalents	$45,390,553	$9,386,865
Restricted cash, current	33,449	26,265
Restricted cash, non-current	180,336	152,162
Total cash, cash equivalents and restricted cash	$45,604,338	$9,565,292
See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common stock		Preferred Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Three Months Ended June 30, 2020
Balance, March 31, 2020	59,560,252	$59,560	1,257,143	$1,257	$160,935,648	$(135,407,723)	$25,588,742
Issuance of shares of common stock in underwritten public offering, net of offering costs	15,180,000	15,180		—	35,412,783	—	35,427,963
Exercise of stock options and warrants	25,071	25		—	18,110	—	18,135
Restricted Stock Units vested during period	111,667	111		—	(111)	—	—
Restricted Stock Units withheld for taxes	(35,279)	(35)		—	(93,834)	—	(93,869)
Shares purchased through employee stock purchase plan	58,336	58		—	132,852	—	132,910
Stock-based compensation		—		—	2,785,574	—	2,785,574
Net loss		—		—	—	(13,281,304)	(13,281,304)
Balance, June 30, 2020	74,900,047	$74,899	1,257,143	$1,257	$199,191,022	$(148,689,027)	$50,578,151

	Common stock		Preferred Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Six Months Ended June 30, 2020
Balance, December 31, 2019	44,384,222	$44,384	2,857,143	$2,857	$135,238,941	$(114,290,617)	$20,995,565
Conversion of preferred stock to common stock	8,000,000	8,000	(1,600,000)	(1,600)	(6,400)	—	—
Issuance of shares related to Aevi Merger	3,893,361	3,894		—	15,491,684	—	15,495,578
Issuance of shares pursuant to registered direct offering, net of offering costs	1,306,282	1,306		—	5,134,878	—	5,136,184
Issuance of shares pursuant to common stock private placement, net of offering costs	1,951,219	1,951		—	3,886,040	—	3,887,991
Issuance of shares of common stock in underwritten public offering, net of offering costs	15,180,000	15,180		—	35,412,783	—	35,427,963
Exercise of stock options and warrants	50,239	50		—	92,292	—	92,342
Restricted Stock Units vested during period	111,667	111		—	(111)	—	—
Restricted Stock Units withheld for taxes	(35,279)	(35)		—	(93,834)	—	(93,869)
Shares purchased through employee stock purchase plan	58,336	58		—	132,852	—	132,910
Stock-based compensation		—		—	3,901,897	—	3,901,897
Net loss		—		—	—	(34,398,410)	(34,398,410)
Balance, June 30, 2020	74,900,047	$74,899	1,257,143	$1,257	$199,191,022	$(148,689,027)	$50,578,151

	Common stock		Preferred Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Three Months Ended June 30, 2019
Balance, March 31, 2019	42,753,659	$42,754	2,857,143	$2,857	$128,747,037	$(105,672,118)	$23,120,530
Exercise of stock options and warrants	43,125	43		—	162,596	—	162,639
Restricted Stock Units vested during period	61,250	61		—	(61)	—	—
Restricted Stock Units withheld for taxes	(3,723)	(4)		—	(18,053)	—	(18,057)
Shares purchased through employee stock purchase plan	43,940	44		—	127,493	—	127,537
Stock-based compensation		—		—	526,709	—	526,709
Net loss		—		—	—	(6,223,099)	(6,223,099)
Balance, June 30, 2019	42,898,251	$42,898	2,857,143	$2,857	$129,545,721	$(111,895,217)	$17,696,259

	Common stock		Preferred Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Six Months Ended June 30, 2019
Balance, December 31, 2018	40,804,189	$40,804	$2,857,143	$2,857	$119,082,157	$(98,218,070)	$20,907,748
Issuance of shares of common stock in underwritten public offering, net of offering costs	1,818,182	1,818		—	8,974,142	—	8,975,960
Exercise of stock options and warrants	74,413	74		—	256,742	—	256,816
Restricted Stock Units vested during period	161,250	162		—	(162)	—	—
Restricted Stock Units withheld for taxes	(3,723)	(4)		—	(18,053)	—	(18,057)
Shares purchased through employee stock purchase plan	43,940	44		—	127,493	—	127,537
Stock-based compensation		—		—	1,123,402	—	1,123,402
Net loss		—		—	—	(13,677,147)	(13,677,147)
Balance, June 30, 2019	42,898,251	$42,898	$2,857,143	$2,857	$129,545,721	$(111,895,217)	$17,696,259

See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

        Cerecor Inc. (the "Company" or "Cerecor") is a biopharmaceutical company focused on becoming a leader in development and commercialization of treatments for rare pediatric and orphan diseases. The Company is advancing an emerging clinical-stage pipeline of innovative therapies that address unmet patient needs within rare pediatric and orphan diseases. The Company's pediatric rare disease pipeline includes CERC-801, CERC-802 and CERC-803 ("CERC-800 compounds"), which are therapies for inherited metabolic disorders known as Congenital Disorders of Glycosylation ("CDGs"). The U.S. Food and Drug Administration ("FDA") granted Rare Pediatric Disease Designation ("RPDD") and Orphan Drug Designation ("ODD") to all three CERC-800 compounds, thus potentially qualifying the Company to receive a Priority Review Voucher ("PRV") upon approval of each new drug application ("NDA"). The Company is also developing CERC-002, CERC-006 and CERC-007. CERC-002 is an anti-LIGHT (Lymphotoxin-like, exhibits Inducible expression, and competes with HSV Glycoprotein D for HVEM, a receptor expressed by T lymphocytes) monoclonal antibody being developed for the treatment of COVID-19 acute respiratory distress syndrome ("ARDS") and Pediatric-onset Crohn's Disease. CERC-006 is a dual mTOR inhibitor being developed for the treatment of complex Lymphatic Malformations and has been granted ODD and RPDD by the FDA, thus potentially qualifying the Company to receive a PRV upon approval of an NDA. CERC-007 is an anti-IL-18 monoclonal antibody being developed for the treatment of autoimmune inflammatory diseases such as Adult Onset Stills Disease ("AOSD") and Multiple Myeloma.

        The Company continues to explore strategic alternatives for its commercialized product, Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions. The Company has been in discussions with Simon Pedder, a former member of its Board of Directors, about potentially transferring its non-core neurology pipeline assets, CERC-301 and CERC-406, to a new company formed by Dr. Pedder, although it has not agreed to binding terms, and any such transaction might not happen until the second half of 2020, if at all.

On June 11, 2020, the Company closed on an underwritten public offering of 15,180,000 shares of its common stock (inclusive of 1,980,000 shares that were sold pursuant to the underwriter’s full exercise of its option to purchase additional shares of Cerecor’s common stock) for net proceeds of approximately $35.4 million.

On February 3, 2020, the Company consummated its two-step merger (the "Merger") with Aevi Genomic Medicine, Inc. ("Aevi") in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the "Merger Agreement") dated December 5, 2019. The Merger consideration included stock valued at approximately $15.5 million, resulting in the issuance of approximately 3.9 million shares of Cerecor common stock to Aevi stockholders, forgiveness of a $4.1 million loan that Cerecor loaned Aevi in December 2019 (the "Aevi Loan"), and contingent value rights ("CVRs") for up to an additional $6.5 million in subsequent payments based on development milestones. As part of the Merger, Cerecor acquired the rights to CERC-002, CERC-006 and CERC-007, expanding Cerecor's pipeline to six clinical stage assets being developed for rare pediatric and orphan diseases. Effective upon the consummation of the Merger, Cerecor entered into an employment agreement with Aevi Chief Executive Officer Mike Cola for him to serve as Cerecor's Chief Executive Officer and an employment agreement with Aevi Chief Scientific Officer Dr. Garry Neil for him to serve as Cerecor's Chief Medical Officer, and appointed Mike Cola and Dr. Sol Barer to the Company's Board of Directors. Dr. Neil was promoted to Cerecor's Chief Scientific Officer in March 2020. See Note 6 for more information.

        During the fourth quarter of 2019, the Company entered into, and closed, an asset purchase agreement (the "Aytu Purchase Agreement") with Aytu BioScience, Inc. (“Aytu”) to sell the Company’s rights, title and interest in, assets relating to its pediatric portfolio, namely Aciphex® Sprinkle™, Cefaclor for Oral Suspension, Karbinal™ ER, Flexichamber™, Poly-Vi-Flor® and Tri-Vi-Flor™ (the "Pediatric Portfolio"), as well as the corresponding commercial infrastructure consisting of the right to offer employment to Cerecor’s sales force and the assignment of supporting commercial contracts (the "Aytu Divestiture"). Aytu paid consideration of $4.5 million in cash and approximately 9.8 million shares of Aytu convertible preferred stock (the "Investment"), and assumed certain of the Company’s liabilities, including the Company’s payment obligations payable to Deerfield CSF, LLC of $15.1 million and other liabilities of $11.0 million. The Company recognized a gain of $8.0 million upon the closing of the Aytu Divestiture for the year ended December 31, 2019. As a result of the sale of the Pediatric Portfolio, the Pediatric Portfolio met all conditions required in order to be classified as discontinued operations. Therefore, operating results from the Pediatric Portfolio are reported within income (loss) from discontinued operations, net of tax for all periods presented. In addition, assets and liabilities related to the Pediatric Portfolio are reported as assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. See Note 3 for more information regarding the Aytu Divestiture and its accounting treatment, including the nature of the Company's involvement subsequent to the divestiture.

        Cerecor was incorporated and commenced operation in 2011 and completed its initial public offering in October 2015.

Liquidity

        In June 2020, the Company closed an underwritten public offering of 15,180,000 shares of its common stock (inclusive of 1,980,000 shares that were sold pursuant to the underwriter’s full exercise of its option to purchase additional shares of Cerecor’s common stock) for net proceeds of approximately $35.4 million. In March 2020, the Company entered into a securities purchase agreement with its largest stockholder, Armistice Capital, LLC ("Armistice"), pursuant to which the Company sold 1,951,219 shares of the Company’s common stock for net proceeds of approximately $3.9 million. In February 2020, the Company closed a registered direct offering with institutional investors of 1,306,282 shares of the Company's common stock for net proceeds of approximately $5.1 million. See Note 9 for more information regarding these financings. Additionally, in April 2020, the Company converted its shares of Aytu preferred stock that were acquired in the fourth quarter of 2019 and subsequently sold that common stock, which generated net proceeds of approximately $12.8 million. As of June 30, 2020, Cerecor had $45.4 million in cash and cash equivalents.

        In order to meet its cash flow needs, the Company applies a disciplined decision-making methodology as it evaluates the optimal allocation of the Company's resources between investing in the Company's existing pipeline assets and acquisitions or in-licensing of new assets. For the six months ended June 30, 2020, Cerecor generated a net loss of $34.4 million and negative cash flow from operations of $14.3 million. As of June 30, 2020, Cerecor had an accumulated deficit of $148.7 million.

        The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, the Company expects to incur additional losses in the future in connection with its research and development activities and will require additional financing to fund its operations and to continue to execute its business strategy. The Company plans to use its current cash on hand, the anticipated cash flows from the Company's profits from Millipred product sales and/or the potential proceeds from a possible out-license or sale of Millipred to a third party to offset costs related to its pipeline assets, business development, and costs associated with its organizational infrastructure; however, Cerecor expects to continue to incur significant expenses and operating losses for the immediate future as it continues to invest in the Company's pipeline assets. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional equity and/or debt capital, sell assets and/or obtain government funding; however, there can be no assurance that it will be able to do so nor that such activities will generate sufficient amounts, if any, on terms acceptable to the Company.

        Over the long term, the Company's ultimate ability to achieve and maintain profitability will be dependent on, among other things, the development, regulatory approval, and commercialization of its pipeline assets, and the potential sale of any PRVs it receives, in order to support its cost structure and pipeline asset development.

        These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements included in this Quarterly Report were issued. To alleviate these conditions, the Company is evaluating the potential out-licensing or sale of Millipred, its non-core neurology pipeline assets and/or some combination of rights to future PRV sales, equity or debt financings, collaborations, other out-licensing arrangements, strategic alliances, federal and private grants, marketing, other distribution or licensing arrangements, or the sale of current or future assets. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible or suspend or curtail planned programs. Due to the uncertainty regarding future financings and/or other potential options to raise additional funds, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the financial statements in this Quarterly Report were issued.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

        The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates ("ASU") of the Financial Accounting Standards Board ("FASB").

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The condensed consolidated balance sheet at December 31, 2019 has been derived from audited financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission ("SEC"). Certain prior period amounts have been reclassified to conform to the current year presentation, as described below.

        The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the December 31, 2019 audited consolidated financial statements.

Significant Accounting Policies

        During the six months ended June 30, 2020, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 11, 2020, except for the policy related to the Payroll Protection Program Loan and the recently adopted accounting standards described below.

Payroll Protection Program Loan

The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") provides stimulus measures, including the Payroll Protection Loan Program ("PPP"), to provide certain small businesses with liquidity to support their operations (such as to retain employees and maintain payroll and lease payments) during the COVID-19 pandemic. Cerecor received a $0.4 million PPP Loan during the second quarter of 2020. PPP Loans have a 1% fixed annual interest rate and mature in two years, however are eligible for forgiveness under certain conditions. If there is reasonable assurance that the PPP Loan will be forgiven, the Company may elect to account for the loan either as debt under ASC 470 or as a government grant. If accounted for as a government grant, the Company may elect to present the loan as either a credit in the income statement within other income or as reduction to the related expense. As discussed in Note 14, as of June 30, 2020, the Company believes it meets the criteria for forgiveness including having incurred the related expenses prior to June 30, 2020. Therefore, the Company elected to recognized the PPP Loan as other income within the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2020.

Recently Adopted Accounting Pronouncements

Financial Instruments - Credit Losses

        In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). This guidance applies to all entities and impacts how entities account for credit losses for most financial assets and other instruments. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein.

        Upon adoption of the new standard on January 1, 2020, the Company began recognizing an allowance using a forward-looking approach to estimate the expected credit loss related to financial assets. The Company began monitoring the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. Over 95% of sales were generated from three major industry wholesalers for the three and six months ended June 30, 2020. Additionally, pursuant to the new standard, at each reporting period, the Company adjusts the Guarantee liability through earnings based on expected credit losses in accordance with Topic 326. The Company evaluated the impact of the adoption of this standard on its financial statements, concluding there was no significant impact on the Company's results of operations, financial position, cash flows or disclosures.

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

Income Tax Simplification

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740)(ASU 2019-12)", which provides final guidance that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation that is applicable to the Company, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences among other changes. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects early adoption must adopt all the amendments in the same period. The Company elected to early adopt the ASU 2019-12 as of January 1, 2020. Management concluded that the adoption of the new standard did not have a material impact to income taxes reported on the financial statements for the three and six months ended June 30, 2020.

3. Aytu Divestiture

Overview of Sale of Pediatric Portfolio and Related Commercial Infrastructure to Aytu BioScience

        On October 10, 2019, the Company entered into the Aytu Purchase Agreement to sell the Company’s rights, title and interest in assets relating to its Pediatric Portfolio, namely Aciphex® Sprinkle™, Cefaclor for Oral Suspension, Karbinal™ ER, Flexichamber™ , Poly-Vi-Flor® and Tri-Vi-Flor™ as well as the corresponding commercial infrastructure consisting of the right to offer employment to Cerecor’s sales force and the assignment of supporting commercial contracts. The Aytu Divestiture closed on November 1, 2019. Aytu paid consideration of $4.5 million in cash and approximately 9.8 million shares of Aytu convertible preferred stock, and assumed certain of the Company’s liabilities, including the Company’s payment obligations payable to Deerfield CSF, LLC of $15.1 million and certain other liabilities of $11.0 million primarily related to contingent consideration, Medicaid rebates and sales returns. In addition, Aytu assumed future contractual obligations under existing license agreements associated with the Pediatric Portfolio. Armistice, a significant stockholder of the Company and Armistice's Chief Investment Officer, Steve Boyd, serves on each company's board of directors.

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

        The debt obligation assumed by Aytu consists of fixed monthly payments to Deerfield of $0.1 million until January 2021 and an additional balloon payment of $15.0 million to Deerfield on January 31, 2021. In May 2020, Aytu paid the $15.0 million balloon payment to Deerfield before it came due, thus satisfying that portion of the debt obligation assumed as part of the divestiture. Therefore, Cerecor's Fixed Payment Guarantee will end on January 31, 2021, upon the final monthly payment of $0.1 million. The contingent consideration assumed by Aytu consists of quarterly deferred payments equal to 15% of net sales of certain Pediatric Portfolio or at least $0.3 million paid in arrears each quarter until the earlier of (i) February 5, 2026, or (ii) when $12.5 million in aggregate deferred payments have been paid to Deerfield. Of the contingent consideration, $3.2 million was paid to Deerfield prior to the Aytu Divestiture and therefore as of November 1, 2019, Aytu was responsible for the remaining $9.3 million. Aytu is required to pay an amount equal to at least $0.1 million per month. Cerecor's Deferred Payment Guarantee will end upon the earlier of (i) February 5, 2026, or (ii) upon $12.5 million in aggregate deferred payments has been paid to Deerfield. Cerecor is required to make payment under the Guarantee upon demand by Deerfield, which Deerfield can demand at any time if all or any part of the fixed payments and/or deferred payments are not paid by Aytu when due or upon breach of a covenant. As of June 30, 2020, the estimated maximum potential amount of future payments under the Guarantee was $9.0 million, consisting of $0.6 million for the Fixed Payment Guarantee and $8.4 million for the Deferred Payment Guarantee (utilizing the $0.3 million per quarter minimum payment).

        The fair value of the Guarantee, which relates to the Company's obligation to make future payments if Aytu defaults, was determined at the time of the divestiture as the difference between (i) the estimated fair value of the debt and contingent payments, respectively, using Cerecor's estimated cost of debt and (ii) the estimated fair value of the debt and contingent payments, respectively, using Aytu's estimated cost of debt. Subsequent to the close of the Aytu Divestiture, at each reporting period, the value of the Guarantee is determined based on the expected credit loss of the Guarantee with changes recorded in (loss) income from discontinued operations, net of tax within the consolidated statements of operations. In 2020, Aytu's credit rating significantly improved as a result of recent developments to Aytu's business, including but not limited to, recent financings and expansion of its revenue products that substantially enhanced Aytu's cash position and its ability to meet its financial commitments. Based on these facts, management concluded that the expected credit loss of the Guarantee was de minimis as of March 31, 2020 and June 30, 2020. Therefore, no change in value was recognized in income from discontinued operations, net of tax within the accompanying condensed consolidated statement of operations for the three months ended June 30, 2020 and a $1.8 million gain on the change in value was recognized in income from discontinued operations, net of tax within the accompanying condensed consolidated statement of operations for the six months ended June 30, 2019.

Discontinued Operations

        As a result of the sale of the Pediatric Portfolio, the operating results from the Pediatric Portfolio are reported as (loss) income from discontinued operations, net of tax in the accompanying condensed consolidated statements of operations. Accordingly, the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019 and as of December 31, 2019 reflect the operations and related assets and liabilities of the Pediatric Portfolio as a discontinued operation.

        The following tables summarizes the assets and liabilities of the discontinued operations as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31,
	(unaudited)	2019
Assets
Current assets:
Accounts receivable, net	$—	$497,577
Total current assets of discontinued operations	$—	$497,577

Liabilities
Current liabilities:
Accounts payable	$—	$387,975
Accrued expenses and other current liabilities	5,549,751	3,503,037
Total current liabilities of discontinued operations	5,549,751	3,891,012
Other long-term liabilities	—	1,755,000
Total long-term liabilities of discontinued operations	$—	$1,755,000

Cerecor retains continuing involvement with the divested Pediatric Portfolio related to future sales returns made after November 1, 2019 of sales of the Pediatric Portfolio prior to the close date of the Aytu Divestiture and the Deerfield Guarantee (discussed in detail above).

        Pursuant to the Aytu Purchase Agreement, Aytu assumed sales returns of the Pediatric Portfolio made after the closing date of November 1, 2019 and primarily relating to sales prior to November 1, 2019 only to the extent such post-Closing sales returns exceed $2.0 million and are less than $2.8 million (in other words, Aytu will only assume $0.8 million of such returns). Therefore, Cerecor is liable for future sales returns of the Pediatric Portfolio sold prior to November 1, 2019 in excess of the $0.8 million assumed by Aytu. As of June 30, 2020, the Company estimated its sales return reserve from discontinued operations to be $1.6 million, which is included above in accrued expenses and other current liabilities from discontinued operations. Changes in the Company's estimate of sales returns related to the Pediatric Portfolio is included within discontinued operations on the statement of operations and is shown within product sales, net in the table summarizing the results of discontinued operations below. In future periods, as additional information becomes available to the Company, the Company expects to recognize expense (or a benefit) related to actual sales returns of the Pediatric Portfolio in excess (or less than) the returns reserve recorded as of November 1, 2019, which will be recognized within discontinued operations. The Company expects this involvement to continue until sales returns are no longer accepted on sales of the Pediatric Portfolio made prior to November 1, 2019, which, in line with the products' return policies, returns on these products may be accepted through 2023. The remaining liability within accrued expenses and other liabilities of discontinued operations as of June 30, 2020 largely relates to cash Cerecor collected on behalf of Aytu for post-divestiture sales of the Pediatric Portfolio, which will be remitted to Aytu. The collection of accounts receivable from Cerecor to Aytu was fully transitioned to Aytu during the second quarter of 2020.

        The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product revenue, net	$(455,463)	$3,057,462	$(1,172,805)	$5,892,537

Operating expenses:
Cost of product sales	—	1,354,855	—	2,550,199
General and administrative	—	41,374	—	82,747
Sales and marketing	—	2,610,990	—	5,323,616
Amortization expense	—	744,099	—	1,488,199
Impairment of intangible assets	—	1,449,121	—	1,449,121
Change in fair value of contingent consideration	—	284,800	—	444,261
Total operating expenses	—	6,485,239	—	11,338,143
Other (expense) income:
Change in value of Guarantee	—	—	1,755,000	—
Interest expense, net	—	(238,158)	—	(476,316)
Total other (expense) income	—	(238,158)	1,755,000	(476,316)
(Loss) income from discontinued operations before tax	(455,463)	(3,665,935)	582,195	(5,921,922)
Income tax expense	—	12,971	—	48,658
(Loss) income from discontinued operations, net of tax	$(455,463)	$(3,678,906)	$582,195	$(5,970,580)

The significant non-cash operating items from the discontinued operations for the six months ended June 30, 2020 and 2019 are contained below. There were no non-cash investing items from the discontinued operations for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019
Operating activities
Amortization	$—	$1,488,199
Impairment of intangible assets	—	1,449,121
Stock-based compensation, excluding amount included within gain on sale of Pediatric Portfolio	—	202,330
Change in fair value of contingent consideration liability	—	444,261
Change in value of Guarantee	(1,755,000)	—

4. Revenue from Contracts with Customers

        The Company generates substantially all of its revenue from sales of prescription drugs to its customers. Revenue from sales of prescription drugs was $1.3 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively. Revenue from sales of prescription drugs was $4.1 million and $4.0 million for the six months ended June 30, 2020 and 2019, respectively.

As is typical in the pharmaceutical industry, the Company sells its prescription drugs in the United States primarily through wholesale distributors and a specialty contracted pharmacy. Wholesale distributors account for substantially all of the Company’s net product revenues and trade receivables. In addition, the Company earns revenue from sales of its prescription drugs directly to retail pharmacies. For the three months ended June 30, 2020, the Company’s three largest customers accounted for approximately 50%, 30%, and 18% of the Company's total net product revenues from sale of prescription drugs from continuing operations. For the six months ended June 30, 2020, the Company’s three largest customers accounted for approximately 44%, 29%, and 26% of the Company's total net product revenues from sale of prescription drugs from continuing operations.

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

        Diluted net (loss) income per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock units, which are included under the "treasury stock method" when dilutive; (ii) common stock to be issued upon the assumed conversion of the Company's unit purchase option (the "UPO") shares issued in 2015 to the underwriters of the Company's initial public offering ("IPO"), which are included under the "if-converted method" when dilutive; and (iii) common stock to be issued upon the exercise of outstanding warrants, which are included under the "treasury stock method" when dilutive. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses. In periods of net loss, losses are allocated to the participating security only if the security has not only the right to participate in earnings, but also a contractual obligation to share in the Company's losses.

        The following table sets forth the computation of basic and diluted net (loss) income per share of common stock and preferred stock for the three and six months ended June 30, 2020 and 2019, which includes both classes of participating securities:

	Three Months Ended
	June 30, 2020
	Common stock		Preferred stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Numerator:
Allocation of undistributed net loss	$(11,659,008)	$(414,027)	$(1,166,833)	$(41,436)
Denominator:
Weighted average shares	62,806,926	62,806,926	1,257,143	1,257,143
Basic and diluted net loss per share	$(0.18)	$(0.01)	$(0.93)	$(0.03)

	Three Months Ended
	June 30, 2019
	Common stock		Preferred stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Numerator:
Allocation of undistributed net loss	$(1,907,520)	$(2,758,276)	$(636,673)	$(920,630)
Denominator:
Weighted average shares	42,801,045	42,801,045	2,857,143	2,857,143
Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.23)	$(0.32)

	Six Months Ended
	June 30, 2020
	Common stock		Preferred stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Numerator:
Allocation of undistributed net (loss) income	$(31,098,910)	$517,591	$(3,881,695)	$64,604
Denominator:
Weighted average shares	58,370,843	58,370,843	1,457,143	1,457,143
Basic and diluted net (loss) income per share	$(0.53)	$0.01	$(2.66)	$0.04

	Six Months Ended
	June 30, 2019
	Common stock		Preferred stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Numerator:
Allocation of undistributed net loss	$(5,752,395)	$(4,456,606)	$(1,954,172)	$(1,513,974)
Denominator:
Weighted average shares	42,052,100	42,052,100	2,857,143	2,857,143
Basic and diluted net loss per share	$(0.14)	$(0.10)	$(0.68)	$(0.53)

        The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the three months ended June 30, 2020 and 2019, as they could have been anti-dilutive:

	Three and Six Months Ended
	June 30,
	2020	2019
Stock options	9,363,265	5,476,547
Warrants on common stock	4,024,708	4,024,708
Restricted Stock Units	155,833	278,750
Underwriters' unit purchase option	40,000	40,000

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

        The contingent consideration of up to an additional $6.5 million relates to two future development milestones. The first milestone is the enrollment of a patient in a Phase II study related to CERC-002 for use in Pediatric Onset Crohn's Disease, CERC-006 or CERC-007 prior to February 3, 2022. If this milestone is met, the Company is required to make a milestone payment of $2.0 million. The second milestone is the receipt of a NDA approval for either CERC-006 or CERC-007 from the FDA on or prior to February 3, 2025. If this milestone is met, the Company is required to make a milestone payment of $4.5 million. All milestones are payable in either shares of the Company's common stock or cash, at the election of the Company. The contingent consideration related to the development milestones will be recognized if and when such milestones are probable and can be reasonably estimated. As of the consummation of the Merger on February 3, 2020 and as of June 30, 2020, no contingent consideration related to the development milestone has been recognized. The Company will continue to monitor the development milestones at each reporting period.

7. Fair Value Measurements

        ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value standard also establishes a three‑level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:
•Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.

•Level 2—inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model‑derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.
•Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

        The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2020
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$43,800,469	$—	$—
Investment in Aytu	$—	$—	$—
Liabilities
Warrant liability**	$—	$—	$20
Unit purchase option liability**	$—	$—	$106

	December 31, 2019
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$2,240,230	$—	$—
Investment in Aytu	$—	$7,628,947	$—
Liabilities
Warrant liability**	$—	$—	$3,460
Unit purchase option liability**	$—	$—	$10,594
*Investments in money market funds are reflected in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
**Warrant liability and UPO liability are reflected in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

        As of June 30, 2020 and December 31, 2019, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities, warrant liability, and the underwriters' unit purchase option liability. The carrying amounts reported in the accompanying condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their respective fair values because of the short-term nature of these accounts.

Level 2 Valuation

        As part of the consideration for the Aytu Divestiture, Aytu issued to Cerecor 9,805,845 shares of Aytu Series G Convertible Preferred Stock (the "Aytu Series G Preferred Stock" or "Aytu Preferred Stock"). Subsequent to the initial measurement, at each reporting period, the Investment in Aytu was remeasured at the current fair value with the change in fair value recorded to other income, net in the accompanying statements of operations.
In April 2020, Cerecor was permitted to convert the Aytu Preferred Stock into 9,805,845 shares of Aytu’s common stock (the "Aytu Common Shares"), and subsequently sold all of the Aytu Common Shares in a series of transactions in April, pursuant to an effective registration statement, which generated net proceeds of approximately $12.8 million. The sale resulted in a realized gain of $5.2 million, which was recognized in change in fair value of Investment in Aytu within the accompanying condensed consolidated statement of operations for the six months ended June 30, 2020.

Level 3 Valuation

        The tables presented below are a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability, UPO liability and contingent consideration for the six months ended June 30, 2020 and 2019:

	Warrant	Unit purchase	Contingent
	liability	option liability	consideration	Total
Balance at December 31, 2019	$3,460	$10,594	$—	$14,054
Change in fair value	(3,440)	(10,488)	—	(13,928)
Balance at June 30, 2020	$20	$106	$—	$126

	Warrant	Unit purchase	Contingent
	liability	option liability	consideration	Total
Balance at December 31, 2018	$2,950	$7,216	$1,256,210	$1,266,376
Change in fair value	8,570	20,098	(1,256,210)	(1,227,542)
Balance at June 30, 2019	$11,520	$27,314	$—	$38,834

In 2014, the Company issued warrants to purchase 625,208 shares of convertible preferred stock. Upon the closing of the Company's initial public offering ("IPO") in October 2015, these warrants became warrants to purchase 22,328 shares of common stock, in accordance with their terms. The warrants expire in October 2020. The warrants represent a freestanding financial instrument that is indexed to an obligation, which the Company refers to as the warrant liability. The warrant liability is marked-to-market each reporting period with the change in fair value recorded to other income, net in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant liability as of June 30, 2020, include (i) volatility of 74.2%, (ii) risk free interest rate of 0.16%, (iii) strike price of $8.40, (iv) fair value of common stock of $2.60, and (v) expected life of 0.3 years.

        The underwriters’ UPO was issued to the underwriters of the Company's IPO in 2015 and provides the underwriters the option to purchase up to a total of 40,000 units. The units underlying the UPO will be, immediately upon exercise, separated into shares of common stock, underwriters’ Class A warrants and underwriters’ Class B warrants (such warrants together referred to as the Underwriters’ Warrants). The Underwriters’ Warrants were warrants to purchase shares of common stock. The Class B warrants expired in April 2017 and the Class A warrants expired in October 2018, while the UPO expires in October 2020. The Company classifies the UPO as a liability, as it is a freestanding marked-to-market derivative instrument that is precluded from being classified in stockholders’ equity. The UPO liability is marked-to-market each reporting period with the change in fair value recorded to other income, net in the accompanying statements of operations until the UPO is exercised, expires or other facts and circumstances lead the UPO to be reclassified to stockholders’ equity. The fair value of the UPO liability is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the simulation model for valuing the UPO as of June 30, 2020, include (i) volatility of 74.2%, (ii) risk free interest rate of 0.16% , (iii) unit strike price of $7.47, (iv) fair value of underlying equity of $2.60, and (v) expected life of 0.3 years.

        The Company's historical business acquisition of TRx Pharmaceuticals, LLC ("TRx") in November 2017 (the "TRx Acquisition") involved the potential for future payment of consideration that is contingent upon the achievement of operational and commercial milestones. The fair value of contingent consideration was determined at the acquisition date utilizing unobservable inputs such as the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period, the contingent consideration liabilities were remeasured at the current fair value with changes recorded in the consolidated statement of operations.

        The consideration for the TRx Acquisition included certain potential contingent payments. First, pursuant to the TRx Purchase Agreement, the Company would have been required to pay $3.0 million to the sellers if the gross profit related to TRx products equaled or exceeded $12.6 million in 2018. The Company did not achieve this contingent event in 2018 and therefore no value was assigned to the contingent payout as of December 31, 2018. Additionally, the Company was required to pay the following: (1) $2.0 million upon the transfer of the Ulesfia NDA to the Company ("NDA Transfer Milestone"), and (2) $2.0 million upon FDA approval of a new dosage of Ulesfia ("FDA Approval Milestone"). However, as part of the settlement the Company entered into during the second quarter of 2019 with Lachlan Pharmaceuticals, an Irish company controlled by the previous owners of TRx, the Company gave up its right to sell Ulesfia, except for a limited amount of inventory on hand until that inventory is sold or expired. As a result, the settlement released the Company from the potential contingent payments related to the NDA Transfer Milestone and FDA Approval Milestone and therefore no value was assigned to the two milestones as of June 30, 2020 or as of June 30, 2019.

Effective upon the consummation of the Aevi Merger during the first quarter of 2020, Cerecor entered into an employment agreement with Aevi CEO Mike Cola for him to serve as Cerecor's Chief Executive Officer and an employment agreement with Aevi CSO Dr. Garry Neil for him to serve as Cerecor's Chief Medical Officer. Additionally, the Company extended employment agreements to seven other individuals who were previously employed by Aevi. As a result, the Company recognized an assembled workforce intangible asset of $0.7 million which is a Level 3 non-recurring fair value measurement. The Company utilized the replacement cost method to estimate the fair value of the assembled workforce, which considers the costs Cerecor would have incurred to replace a comparable workforce to the workforce acquired from Aevi. Such costs include, but are not limited to, recruiting costs, training costs and cost of lost productivity. The replacement costs were estimated based on a percentage of each employee's salary. The assembled workforce intangible asset will be amortized over a useful life of two years.

        No other changes in valuation techniques or inputs occurred during the six months ended June 30, 2020 and 2019. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six months ended June 30, 2020 and 2019.

8. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities as of June 30, 2020 and December 31, 2019 consisted of the following:

	As of
	June 30, 2020	December 31, 2019
Research and development expenses	$1,899,830	$920,901
Compensation and benefits	1,670,669	1,591,964
General and administrative	912,943	360,016
Sales and marketing	212,807	120,056
Sales returns and allowances	1,144,427	2,284,175
Medicaid rebates	101,458	118,271
Lease liability, current	431,543	155,815
Other	113,981	89,054
Total accrued expenses and other current liabilities	$6,487,658	$5,640,252

During the first quarter of 2020, the Company and an executive entered into a separation agreement in which the executive resigned his employment at the Company effective June 30, 2020. Following June 30, 2020, the former executive will receive continued payments of his base salary for a total of nine months, which resulted in an accrual of $0.3 million recognized in accrued expenses and other current liabilities on the Company's accompanying condensed consolidated balance sheet as of June 30, 2020 and is shown within the compensation and benefits line above.

Additionally, during the second quarter of 2020, the Company and an executive entered into a separation agreement in which the executive resigned his employment effective April 24, 2020. The former executive serves as an advisor to the Company's Board of Directors and will continue to serve in such role until December 2021 or until terminated by either party upon thirty days' written notice. The former executive will receive $0.8 million in severance, which will be paid over 18 months beginning when his role as advisor to the Board ends. The Company recognized a $0.8 million severance accrual in other long-term liabilities on the Company's accompanying condensed consolidated balance sheet as of June 30, 2020.

9. Capital Structure

        According to the Company's amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock, common stock and preferred stock. At June 30, 2020, the total number of shares of capital stock the Company was authorized to issue was 205,000,000 of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

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

Common Stock

June 2020 Financing

On June 11, 2020, the Company closed an underwritten public offering of 15,180,000 shares of its common stock (inclusive of 1,980,000 shares that were sold pursuant to the underwriter’s full exercise of its option to purchase additional shares of Cerecor’s common stock) for net proceeds of approximately $35.4 million. Armistice participated in the offering by purchasing 2,000,000 shares of common stock, on the same terms as all other investors. Additionally, certain of the Company's officers participated in the offering by purchasing an aggregate of 110,000 shares of common stock, on the same terms as all other investors.

March 2020 Financing

        On March 17, 2020, the Company entered into a securities purchase agreement with Armistice pursuant to which the Company sold 1,951,219 shares of the Company’s common stock for net proceeds of approximately $3.9 million.

February 2020 Financing

        On February 6, 2020, the Company closed a registered direct offering with certain institutional investors for the sale by the Company of 1,306,282 shares of the Company's common stock for net proceeds of approximately $5.1 million. Armistice participated in the offering by purchasing 1,256,282 shares of common stock from the Company, on the same terms as all other investors.

Aevi Merger

        On February 3, 2020, under the terms of the Aevi Merger noted above in Note 6, the Company issued 3.9 million shares of common stock.

September 2019 Armistice Private Placement

On September 4, 2019, the Company entered into a securities purchase agreement with Armistice, pursuant to which the Company sold 1,200,000 shares of the Company’s common stock for net proceeds of approximately $3.7 million.

March 2019 Common Stock Offering

        On March 8, 2019, the Company closed on an underwritten public offering of common stock for 1,818,182 shares of common stock of the Company for net proceeds of approximately $9.0 million. Armistice participated in the offering by purchasing 363,637 shares of common stock of the Company, on the same terms as all other investors.

Voting

The common stock is entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders, including the election of directors, and does not have cumulative voting rights. Accordingly, the holders of a majority of the shares of common stock entitled to vote in any election of directors can elect all of the directors standing for election.

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

        At June 30, 2020, the following common stock warrants were outstanding:

Number of shares	Exercise price	Expiration
underlying warrants	per share	date
22,328*	$8.40	October 2020
2,380*	$8.68	May 2022
4,000,000	$12.50	June 2024
4,024,708
*Accounted for as a liability instrument (see Note 7)

Convertible Preferred Stock

December 2018 Armistice Private Placement

        On December 27, 2018, the Company entered into a series of transactions as part of a private placement with its largest stockholder, Armistice, whose Chief Investment Officer, Steve Boyd, is a Cerecor director, in order to generate cash to continue to develop its pipeline assets and for general corporate purposes. The transactions are considered one transaction for accounting purposes. As part of the transaction, the Company exchanged common stock warrants issued on April 27, 2017 to Armistice for the purchase of up to 14,285,714 shares of the Company’s common stock at an exercise price of $0.40 per share (the "original warrants") for like-kind warrants to purchase up to 2,857,143 shares of the Company's newly designated Series B Convertible Preferred Stock with an exercise price of $2.00 per share (the "exchanged warrants"). Armistice immediately exercised the exchanged warrants and acquired an aggregate of 2,857,143 shares of the convertible preferred stock. Net proceeds of the transaction were approximately $5.7 million for the year ended December 31, 2018. In order to provide Armistice an incentive to exercise the exchanged warrants, the Company also entered into a securities purchase agreement with Armistice in December 2018 pursuant to which the Company issued warrants for 4,000,000 shares of common stock of the Company with a term of 5.5 years and an exercise price of $12.50 per share (the "incentive warrants").

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

10. Stock-Based Compensation

2016 Equity Incentive Plan

On April 5, 2016, the Company’s board of directors adopted the 2016 Equity Incentive Plan (the “2016 Plan”) as the successor to the 2015 Omnibus Plan (the “2015 Plan”). The 2016 Plan was approved by the Company’s stockholders and became effective on May 18, 2016 (the “2016 Plan Effective Date”). Upon the 2016 Plan Effective Date, the 2016 Plan reserved and authorized up to 600,000 additional shares of common stock for issuance, as well as 464,476 unallocated shares remaining available for grant of new awards under the 2015 Plan. An Amended and Restated 2016 Equity Incentive Plan (the "2016 Amended Plan") was approved by the Company's stockholders in May 2018, which increased the share reserve by an additional 1.4 million shares. A Second Amended and Restated 2016 Equity Incentive Plan (the "2016 Second Amended Plan") was approved by the Company's stockholders in August 2019, which increased the share reserve by an additional 850,000 shares. A Third Amended and Restated Equity Incentive Plan (the "2016 Third Amended Plan") was approved by the Company's stockholders in June 2020 which increased the share reserve by an additional 2,014,400 shares. During the term of the 2016 Third Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. As of June 30, 2020, there were 3,464,032 shares available for future issuance under the 2016 Third Amended Plan.

        Option grants expire after ten years. Employee options typically vest over three or four years. Employees typically receive a new hire option grant, as well as an annual grant in the first or second quarter of each year. Options granted to directors typically vest over one or three years. Directors may elect to receive stock options in lieu of board compensation, which vest immediately. For stock options granted to employees and non-employee directors, the estimated grant date fair market value of the Company’s stock-based awards is amortized ratably over the individuals’ service periods, which is the period in which the awards vest. Stock-based compensation expense includes expense related to stock options, restricted stock units and employee stock purchase plan shares. The amount of stock-based compensation expense recognized for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$390,506	$120,709	$772,275	$178,085
General and administrative	2,307,998	196,211	2,987,598	665,336
Sales and marketing	87,070	56,823	142,024	77,651
Total stock-based compensation, continuing operations	2,785,574	373,743	3,901,897	921,072
Total stock-based compensation, discontinued operations	—	152,966	—	202,330
Total stock-based compensation	$2,785,574	$526,709	$3,901,897	$1,123,402
Stock options with service-based vesting conditions

        The Company has granted awards that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. A summary of option activity for the six months ended June 30, 2020 is as follows:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Balance at December 31, 2019	4,180,606	$4.80	$2.67	7.9
Granted	5,165,956	$3.52	$2.24
Exercised	(50,239)	$1.84	$1.22
Forfeited	(629,300)	$3.26	$1.95
Expired	(303,758)	$5.30	$3.03
Balance at June 30, 2020	8,363,265	$4.13	$2.45	7.8
Exercisable at June 30, 2020	2,719,729	$4.67	$2.60	5.1

In February 2020, the Company granted options to purchase 2.4 million shares of common stock as inducement option grants, pursuant to NASDAQ Listing Rule 5635(c)(4), to certain executives who joined the Company in connection with the Aevi Merger. In

March 2020, our Chief Executive Officer entered into an amended employment agreement in which his base salary in cash was reduced from an annual rate of $450,000 to an annual rate of $35,568 (the "Reduction"). In consideration for the Reduction, on a quarterly basis, the Company grants stock options, which vest immediately (the "Salary Options"), for the purchase of a number of shares of the Company’s common stock with a total value (based on the Black-Scholes valuation methodology) based on a pro rata total annual value of $414,432 of the foregone salary. Finally, in April 2020, the Company granted options with service-based vesting conditions as part of its annual grant to employees.

        The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. As of June 30, 2020, the aggregate intrinsic value of options outstanding was $0.7 million. The aggregate intrinsic value of options currently exercisable as of June 30, 2020 was $0.6 million. There were 844,978 options that vested during the six months ended June 30, 2020 with a weighted average exercise price of $4.96 per share. The total grant date fair value of shares which vested during the six months ended June 30, 2020 was $2.3 million.

        The Company recognized stock-based compensation expense of $1.7 million and $2.5 million related to stock options with service-based vesting conditions for the three and six months ended June 30, 2020, respectively. At June 30, 2020, there was $11.1 million of total unrecognized compensation cost related to unvested service-based vesting condition awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.2 years.
Stock options with market-based vesting conditions

The Company has granted options that contain market-based vesting conditions. The following table summarizes the Company's market-based option activity for the six months ended June 30, 2020:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1)
Balance at December 31, 2019	300,000	$4.98	9.4
Granted	1,000,000	$3.29	10
Forfeited	(300,000)
Balance at June 30, 2020	1,000,000	$3.29	10
Exercisable at June 30, 2020	500,000			$45,000
(1) The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal period. Options with a market value less than its exercise value are not included in the intrinsic value amount.

During the second quarter of 2020, 300,000 unvested market-based stock options were forfeited as a result of the resignation of an executive during the quarter. The forfeiture resulted in the reversal of the full expense previously recognized to date on this award of $0.4 million, which was recorded to general and administrative expense for the three and six months ended June 30, 2020.

On June 18, 2020, the Company granted its recently appointed Chairman of the Board an option to purchase 1,000,000 shares of Company common stock with market-based vesting conditions. 500,000 of the shares vested immediately on the date of grant with an exercise price of the closing stock price on the date of grant of $2.51. 250,000 of the shares vest upon the Company's common stock reaching a 50% premium to the stock price on June 18, 2020 and will have an exercise price of the stock at that time and 250,000 of the shares vest upon the Company's common stock reaching a 75% premium to the stock price on June 18, 2020 and will have an exercise price of stock at that time. Each vesting tranche represents a unique requisite service period and therefore the compensation cost for each vesting tranche is recognized on a straight-line basis over its respective vesting period.

The Company recognized stock-based compensation expense of $0.5 million and $0.6 million related to stock options with market-based vesting conditions for the three and six months ended June 30, 2020, respectively, which includes the reversal of the former Executive Chairman's forfeited options and the expense related to the market-based options granted during the quarter. At June 30, 2020, there was $0.7 million of total unrecognized compensation cost related to unvested market-based vesting conditions awards. This compensation cost is expected to be recognized over a weighted-average period of 0.7 years.

Stock-based compensation assumptions

The following table shows the assumptions used to compute stock-based compensation expense for stock options granted to employees and members of the board of directors under the Black-Scholes valuation model for the six months ended June 30, 2020:

Service-based options
Expected dividend yield	—%
Expected volatility	69.9% - 79.9%
Expected life (in years)	1.75 - 6.25
Risk-free interest rate	0.19% - 1.48%

Restricted Stock Units

        The Company has granted restricted stock units ("RSU") to certain employees. The Company measures the fair value of the restricted awards using the stock price on the date of the grant. The restricted shares typically vest annually over a four-year period beginning on the first anniversary of the award. The following table summarizes the Company's RSU activity for the six months ended June 30, 2020:

	RSUs Outstanding
	Number of shares	Weighted average grant date fair value
Unvested RSUs at December 31, 2019	267,500	$4.92
Granted	—
Vested	(111,667)	$4.93
Unvested RSUs at June 30, 2020	155,833	$4.91

The Company recognized stock-based compensation expense of $0.6 million and $0.8 million related to RSUs for the three and six months ended June 30, 2020, respectively. At June 30, 2020, there was $43,202 of total unrecognized compensation cost related to the RSU grants. This compensation cost is expected to be recognized over a weighted-average period of 2.0 years.

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

Upon the ESPP Effective Date, the Company reserved and authorized up to 500,000 shares of common stock for issuance under the ESPP. On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP shall automatically increases by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, and (ii) 500,000 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. The number of shares were increased by 443,842 on January 1, 2020. As of June 30, 2020, 1,504,388 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Stock Purchase Plans, the ability to purchase shares of the

Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $54,590 and $0.1 million, respectively, for the three and six months ended June 30, 2020.

11. Income Taxes

        The Company recognized an income tax benefit of $0.5 million and $2.6 million for the three and six months ended June 30, 2020, respectively. The benefit recognized was a result of a current year tax law change and the ability of the Company to now carry back certain losses due to the CARES Act. The tax provisions within the CARES Act included temporary changes regarding the utilization and five year carry back of losses generated in 2018, 2019 and 2020, temporary changes regarding interest deductions, technical corrections from prior tax legislation related to qualified improvement property, and various other measures.  In the second quarter of 2020, the Company filed a refund claim with the Internal Revenue Service related to its 2017 tax liability by carrying back losses not previously claimed.  In June 2020, the state of Maryland issued a report announcing that the state decoupled from the CARES Act loss carryback provisions for the 2020 year only, but carrybacks are presently allowed under current law for 2018 and 2019. As a result, the Company recognized a $2.2 million benefit in the first quarter of 2020 related to the federal tax carryback and an additional $0.5 million in the second quarter of 2020 related to the Maryland tax carryback. The Company intends to file a claim related to the Maryland tax liability during the third quarter of 2020. The expense recognized for the three and six months ended June 30, 2019 of $0.1 million and $0.2 million, respectively, was a result of interest on an unpaid tax liability related to the 2017 tax year and state taxes.

12. Leases

        The Company currently occupies two leased properties, both of which serve as administrative office space. The Company determined that both leases are operating leases based on the lease classification test performed at lease commencement.

        The annual base rent for the Company's corporate headquarters located in Rockville, Maryland (the "Headquarters' Lease") is $161,671, subject to annual 2.5% increases over the term of the lease. The lease provided for a rent abatement for a period of 12 months following the Company's date of occupancy. The lease has an initial term of 10 years from the date the Company makes its first annual fixed rent payment, which occurred in January 2020. The Company has the option to extend the lease two times, each for a period of five years, and may terminate the lease as of the sixth anniversary of the first annual fixed rent payment, upon the payment of a termination fee. As of the lease commencement date, it was not reasonably certain that the Company will exercise the renewal periods or early terminate the lease and therefore the end date of the lease for accounting purposes is January 31, 2030. The Company entered into a sublease for additional administrative office space in Chesterbrook, Pennsylvania in May 2020 (the "Chesterbrook Lease"). The annual base rent for the Chesterbrook Lease is $280,185. The lease expires in November 2021. The weighted average remaining term of the operating leases at June 30, 2020 was 7.7 years.

        Supplemental balance sheet information related to the leased property is as follows:

	As of
	June 30, 2020	December 31, 2019
Property and equipment, net	$1,056,441	$718,626

Accrued expenses and other current liabilities	$431,543	$155,815
Other long-term liabilities	1,191,560	1,111,965
Total operating lease liabilities	$1,623,103	$1,267,780

The operating lease right-of-use ("ROU") assets are included in property and equipment and the lease liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in our condensed consolidated balance sheets. The Company utilized a weighted average discount rate of 7.2% to determine the present value of the lease payments.

        The components of lease expense for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost*	$87,199	$39,534	$141,708	$94,140

*Includes short-term leases, which are immaterial.

        The following table shows a maturity analysis of the operating lease liability as of June 30, 2020:

Undiscounted Cash Flows
July 1, 2020 through December 31, 2020	$220,689
2021	426,346
2022	173,748
2023	178,092
2024	182,544
2025	187,108
Thereafter	813,638
Total lease payments	$2,182,165
Less implied interest	(559,062)
Total	$1,623,103

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

TRx 2018 Target Gross Profit Dispute

        As part of the TRx Acquisition, pursuant to the TRx Purchase Agreement, the Company was required to pay $3.0 million to the former TRx owners if the gross profit, as defined in the TRx Purchase Agreement, related to TRx products equaled or exceeded $12.6 million in 2018. The Company believes it did not achieve this contingent event in 2018 and therefore, no amount is due to the former TRx owners. However, during the second quarter of 2019, the former TRx owners disputed the Company's calculation of gross profit under the TRx Purchase Agreement, arguing the Company met the $12.6 million target in 2018. Pursuant to the TRx Purchase Agreement, the dispute was submitted to an independent accounting firm for resolution during the third quarter of 2019. The dispute was resolved on October 8, 2019, with the independent accounting firm ruling in favor of the Company.

        However, on December 19, 2019, Cerecor received a letter from an attorney on behalf of the former TRx owners dated December 18, 2019 that enclosed a draft complaint seeking relief against Cerecor and one of the members of its board of directors. The parties met for a pre-lawsuit mediation in June 2020, however no resolution was reached. As of the date of this filing, no lawsuit has been filed. The proposed complaint indicates that the former TRx owners would seek the following relief: (a) $3.0 million on the grounds that commercially reasonable efforts to sell the acquired TRx products would have resulted in the gross profit earn-out target being reached; (b) that the $3.0 million amount be trebled as a result of Cerecor's alleged improper conduct; (c) $9.2 million as a result of alleged losses resulting from the alleged improper treatment of the former TRx owners as affiliates; and (d) the removal of any restrictions on the former TRx owners shares of common stock in Cerecor. Cerecor disputes that the former TRx owners are entitled to the relief sought and intends to vigorously defend against any lawsuit filed on behalf of the former TRx owners. A loss in this matter is possible in a range of $0 to $18.2 million. As a loss in this matter is not considered probable, there has been no accrual recorded as of June 30, 2020.

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

As a part of the Aytu Divestiture, which closed on November 1, 2019, the Company assigned all payment obligations, including the Make-Whole Payments, under the Karbinal Agreement (collectively, the "TRIS Obligations") to Aytu.  However, under the original license agreement, the Company could ultimately be liable for TRIS Obligations to the extent Aytu fails to make the required payments. The future Make-Whole Payments to be made by Aytu are unknown as the amount owed to TRIS is dependent on the number of units sold.

Millipred License and Supply Agreement

        The Company has a License and Supply Agreement for Millipred with Watson Laboratories, Inc., which is now part of Teva Pharmaceutical Industries Ltd. ("Teva"). Pursuant to the License and Supply Agreement, the Company is required to make license payments of $75,000 in February and August of each year through April 2021, and purchase inventory on an ad-hoc basis. The License and Supply Agreement expires on April 1, 2021, however if neither party terminates the agreement prior to April 1, 2021, then the agreement will automatically renew for successive one-year periods. Effective upon the consummation of the Merger, Cerecor appointed Dr. Sol Barer to the Company's Board of Directors. Dr. Barer also serves as Teva's Chairman of the Board.

Possible Future Milestone Proceeds for Out-Licensed Compounds

CERC-611 License Assignment

        On August 8, 2019, the Company entered into an assignment of license agreement (the "Assignment Agreement") with ES Therapeutics, LLC ("ES Therapeutics"), a wholly-owned subsidiary of Armistice, a significant stockholder of the Company. Pursuant to the Assignment Agreement, the Company assigned and transferred its rights, title, interest, and obligations with respect to CERC-611 to ES Therapeutics. The Company initially licensed the compound from Eli Lilly Company ("Lilly") in September 2016. Under the Assignment Agreement, Armistice paid the Company an upfront payment of $0.1 million. The Company recognized the payment as license and other revenue for the year ended December 31, 2019. The Assignment Agreement also provides for: (a) a $7.5 million milestone payment to the Company upon cumulative net sales of licensed products reaching $750.0 million; and (b) a $12.5 million milestone payment to the Company upon cumulative net sales of licensed products reaching $1.3 billion. The Assignment Agreement also released the Company of obligations related to CERC-611, including the $1.3 million contingent payment to Lilly upon the first subject dosage of CERC-611 in a multiple ascending dose study. The Assignment Agreement also releases the Company from additional potential future payments due to Lilly upon achievement of certain development and commercialization milestones, including the first commercial sale, and milestone payments and royalty on net sales upon commercialization of the compound.

CERC-501 Sale to Janssen

        In August 2017, the Company sold its worldwide rights to CERC-501 to Janssen Pharmaceuticals, Inc. ("Janssen") in exchange for initial gross proceeds of $25.0 million. There is a potential future $20.0 million regulatory milestone payment to the Company upon acceptance of an NDA for any indication. The terms of the agreement provide that Janssen will assume ongoing clinical trials and be responsible for any new development and commercialization of CERC-501.

Related Party and Acquisition Related Contingent Liabilities

CERC-006 Royalty Agreement with Certain Related Parties

        As discussed in detail in Note 6, on February 3, 2020, the Company consummated a Merger with Aevi. Effective upon the closing of the Merger, Cerecor entered into an employment agreement with Mike Cola for him to serve as Cerecor's Chief Executive Officer and with Dr. Garry Neil for him to serve as Cerecor's Chief Medical Officer.

        Prior to Cerecor entering into the Merger Agreement, in July 2019, Aevi entered into a royalty agreement with Mike Cola, our current Chief Executive Officer, Joseph J. Grano, Jr., Kathleen Jane Grano, Joseph C. Grano, The Grano Children's Trust, Joseph C. Grano, trustee and LeoGroup Private Investment Access, LLC on behalf of Garry A. Neil, our current Chief Medical Officer (collectively, the "Investors") in exchange for a one-time aggregate payment of $2 million (the "Royalty Agreement"). Collectively, the Investors will be entitled to an aggregate amount equal to a low-single digit percentage of the aggregate net sales of Astellas Pharma Inc.'s second generation mTORC1/2 inhibitor, CERC-006. At any time beginning three years after the date of the first public launch of CERC-006, Cerecor may exercise, at its sole discretion, a buyout option that terminates any further obligations under the Royalty Agreement in exchange for a payment to Investors of an aggregate of 75% of the net present value of the royalty payments.  A majority of the independent members of the board of directors and the audit committee of Aevi approved the Royalty Agreement.

        Cerecor assumed this Royalty Agreement upon closing of the Merger with Aevi and it is recorded within royalty obligation within the Company's accompanying condensed consolidated balance sheet as of June 30, 2020. Because there is a significant related party relationship between the Company and the Investors, the Company treated its obligation to make royalty payments under the Royalty Agreement as an implicit obligation to repay the funds advanced by the Investors. As the Company makes royalty payments in accordance with the Royalty Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

Aevi Merger possible future milestone payments

        As detailed in Note 6, on February 3, 2020, the Company consummated its merger with Aevi, thus acquiring the rights to three early stage compounds for rare and orphan diseases (CERC-002, CERC-006 and CERC-007) and one other preclinical orphan disease compound, CERC-005. Consideration for the transaction included approximately 3.9 million shares of Cerecor common stock to Aevi stockholders, forgiveness of a $4.1 million loan that Cerecor loaned Aevi in December 2019, and certain contingent development milestones worth up to an additional $6.5 million.

        The contingent consideration of up to an additional $6.5 million relates to two future development milestones. The first milestone is the enrollment of a patient in a Phase II study related to CERC-002 for use in Pediatric Onset Crohn's Disease, CERC-006 or CERC-007 prior to February 3, 2022. If this milestone is met, the Company is required to make a milestone payment of $2.0 million. The second milestone is the receipt of a NDA approval for either CERC-006 or CERC-007 from the FDA on or prior to February 3, 2025. If this milestone is met, the Company is required to make a milestone payment of $4.5 million. All milestones are payable in either shares of the Company's common stock or cash, at the election of the Company.

        The contingent consideration related to the development milestones will be recognized if and when such milestones are probable and can be reasonably estimated. As of the consummation of the Merger on February 3, 2020 and as of June 30, 2020, no contingent consideration related to the development milestone has been recognized. The Company will continue to monitor the development milestones at each reporting period.

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

        The contingent consideration related to the development milestones will be recognized if and when such milestones are probable and can be reasonably estimated. As of June 30, 2020, no contingent consideration related to the development milestone has been recognized. The Company will continue to monitor the development milestones at each reporting period.

14. Payroll Protection Program Loan

The CARES Act provides stimulus measures, including the Payroll Protection Loan Program ("PPP"), to provide certain small businesses with liquidity to support their operations during the COVID-19 pandemic. Cerecor received a $0.4 million PPP Loan during the second quarter of 2020. PPP Loans have a 1% fixed annual interest rate and mature in two years, however are eligible for forgiveness under certain conditions. Cerecor used the loaned funds during the second quarter of 2020 to retain employees and maintain payroll and lease payments, as specified under the Paycheck Protection Program Rule. The Company believes it meets the criteria for forgiveness and plans to submit an application for forgiveness with its lender in the second half of 2020. Once approved by the lender, the lender will submit the forgiveness application to the Small Business Administration (the "SBA") for ultimate approval. The SBA has 90 days from receipt to approve or reject the forgiveness application. The Company incurred the related expense prior to June 30, 2020 and recognized the PPP Loan of $0.4 million as other income within the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2020.

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

Overview

        Cerecor Inc. (the "Company" or "Cerecor") is a biopharmaceutical company focused on becoming a leader in development and commercialization of treatments for rare pediatric and orphan diseases. The Company is advancing an emerging clinical-stage pipeline of innovative therapies that address unmet patient needs within rare pediatric and orphan diseases. The Company's pediatric rare disease pipeline includes CERC-801, CERC-802 and CERC-803 ("CERC-800 compounds"), which are therapies for inherited metabolic disorders known as Congenital Disorders of Glycosylation ("CDGs"). The U.S. Food and Drug Administration ("FDA") granted Rare Pediatric Disease Designation ("RPDD") and Orphan Drug Designation ("ODD") to all three CERC-800 compounds, thus potentially qualifying the Company to receive a Priority Review Voucher ("PRV") upon approval of each new drug application ("NDA"). The Company is also developing CERC-002, CERC-006 and CERC-007. CERC-002 is an anti-LIGHT (Lymphotoxin-like, exhibits Inducible expression, and competes with HSV Glycoprotein D for HVEM, a receptor expressed by T lymphocytes) monoclonal antibody being developed for the treatment of COVID-19 acute respiratory distress syndrome ("ARDS") and Pediatric-onset Crohn's Disease. CERC-006 is a dual mTOR inhibitor being developed for the treatment of complex Lymphatic Malformations and has been granted ODD and RPDD by the FDA, thus potentially qualifying the Company to receive a PRV upon approval of an NDA. CERC-007 is an anti-IL-18 monoclonal antibody being developed for the treatment of autoimmune inflammatory diseases such as Adult Onset Stills Disease ("AOSD") and Multiple Myeloma.

        The Company continues to explore strategic alternatives for its commercialized product, Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions. The Company has been in discussions with Simon Pedder, a former member of its Board of Directors, about potentially transferring its non-core neurology pipeline assets, CERC-301 and CERC-406, to a new company formed by Dr. Pedder, although it has not agreed to binding terms, and any such transaction might not happen until the second half of 2020, if at all.

Recent Developments

On June 11, 2020, the Company closed an underwritten public offering of 15,180,000 shares of its common stock (inclusive of 1,980,000 shares that were sold pursuant to the underwriter’s full exercise of its option to purchase additional shares of Cerecor’s common stock) for net proceeds of approximately $35.4 million. Armistice Capital, LLC ("Armistice"), whose Chief Investment Officer Steve Boyd is a Cerecor director, participated in the offering by purchasing 2,000,000 shares of common stock, on the same terms as all other investors. Additionally, certain of the Company's officers participated in the offering by purchasing an aggregate of 110,000 shares of common stock, on the same terms as all other investors.

Research and Development Update

        In July 2020, the Company announced that the first patient was enrolled in a proof-of-concept trial evaluating the safety and efficacy of the anti-LIGHT monoclonal antibody, CERC-002, in patients with COVID-19 cytokine storm-induced ARDS. The proof-of-concept, randomized, multicenter, double-blind, placebo-controlled trial will enroll approximately 82 subjects hospitalized with COVID-19 ARDS. The primary objective of the study is to demonstrate that treatment with CERC-002 results in fewer instances of respiratory failure and death versus the standard of care. Top-line data is expected in the fourth quarter of 2020. Prior to enrollment, in May 2020, the Company received clearance from the FDA to proceed with the proof-of-concept trial. The scientific rationale for the proof-of-concept trial is supported by recent biomarker data demonstrating elevated levels of LIGHT in patients hospitalized with COVID-19 cytokine storm-induced ARDS.

In May 2020, Cerecor entered into an Amended and Restated Clinical Development and Option Agreement (the "New CDOA") with Kyowa Kirin Co., Ltd., formerly known as Kyowa Hakko Kirin Co., Ltd ("KKC") relating to the development and potential commercialization of CERC-002 in the treatment of COVID-19 ARDS. The New CDOA grants Cerecor an additional option to obtain exclusive rights for the development, manufacture and commercialization of CERC-002 in the treatment, prevention, and diagnosis of acute lung injury ("ALI") and ARDS, for an initial license fee in the low single-digit millions of dollars upon exercise of the option. The New CDOA includes additional terms, such as certain regulatory milestone payments and profit sharing specifically related to CERC-002 in the ARDS/ALI Field.

During the second quarter of 2020, the Company concluded its CDG FIRST trial, which was a retrospective trial evaluating the use of monosaccharide replacement therapy in PGMI-CDG, MPI-CDG and LADII-CDG. The Company plans to use data from this trial to inform future trial design and endpoints for forthcoming pivotal trials for the CERC-800s.

During the first quarter of 2020, the Company paused its Phase 1b open-label, multi-center, dose-escalation proof-of-concept study for CERC-002 for the treatment of Pediatric-onset Crohn's Disease due to a moratorium placed on endoscopy as a result of COVID-19. The Company resumed this trial in July 2020.

In the third quarter of 2020, the FDA granted ODD and RPDD to CERC-006. There are numerous benefits associated with receipt of ODD, which include seven-year marketing exclusivity (upon FDA approval) in the United States, exemption of FDA application fees and tax credits for qualified clinical trials. RPDD provides potential eligibility for receipt of a PRV upon approval of an NDA.

The following chart summarizes key information about our emerging clinical-stage rare disease pipeline and anticipated research & development milestones:

Core Research & Development Areas	Therapeutic Area	Program	Mechanism of Action	Lead Indication	Development Stage				Anticipated Milestone*
					Preclin	Phase 1	Phase 2	Pivotal Trial	
Immunology	Inflammation	CERC-002	Anti-LIGHT mAb	ARDS					Initial Data 4Q 2020
		CERC-002	Anti-LIGHT mAb	Crohn's					Initial Data 1Q 2021
		CERC-007	Anti-IL-18 mAb	AOSD					Initial Data 2Q 2021
Oncology	Blood Cancers	CERC-007	Anti-IL-18 mAb	Multiple Myeloma					Initial Data 1Q21
Rare Genetic Disorders	Complex Lymphatic Malformations	CERC-006	Dual mTOR inhibitor	Complex Lymphatic Malformations					Initial Data 2Q 2021[1]
	Congenital Disorders of Glycosylation	CERC-801	D-Galactose replacement	PGM1-CDG					Pivotal Trial Data 2021
		CERC-802	D-Mannose replacement	MPI-CDG					Pivotal Trial Data 2021
		CERC-803	L-Fucose replacement	LADII-CDG					IND 2H20

Footnotes:

**The anticipated milestones within are forward-looking statements that are subject to significant risks and uncertainties and therefore subject to change based on various factors (many of which are beyond the Company's control). Refer to the Company's Risk Factors disclosed in Item 1A in this Quarterly Report on Form 10-Q.*

[1] *Current timing of this milestone is being re-evaluated due to possible COVID-19 related CMC delays.*

Our Strategy
Our strategy for increasing shareholder value includes:

•Advancing our pipeline of compounds through development and to regulatory approval;
•Acquiring or licensing rights to targeted, complementary differentiated preclinical and clinical stage assets;
•Developing the go-to-market strategy to quickly and effectively market, launch, and distribute each of our assets that receive marketing approval;
•Opportunistically out-licensing rights to indications or geographies; and
•Opportunistically out-licensing rights or sale of non-core assets.

Results of Operations

        During the fourth quarter of 2019, the Company sold to Aytu BioScience its rights, titles and interest in, assets relating to its Pediatric Portfolio as well as the corresponding commercial infrastructure consisting of the right to offer employment to Cerecor’s sales force and the assignment of supporting commercial contracts, retaining as our only commercial product, Millipred, an oral prednisolone indicated across a wide variety of inflammatory conditions (the "Aytu Divestiture"). As a result, the Pediatric Portfolio met all conditions required in order to be classified as discontinued operations. Accordingly, unless otherwise noted, the following section focuses on results of operations from continuing operations only for all periods discussed.

Comparison of the Three Months Ended June 30, 2020 and 2019

Product Revenue, net

        Net product revenue was $1.3 million for the three months ended June 30, 2020, which was relatively consistent with the net product revenue for the three months ended June 30, 2019 of $1.4 million.

Cost of Product Sales

        Cost of product sales was $0.1 million for the three months ended June 30, 2020, as compared to $(1.5) million for the three months ended June 30, 2019. The $1.5 million reversal of expense for the three months ended June 30, 2019 was driven by a settlement agreement the Company entered into related to the Ulesfia product during the second quarter of 2019, which fully released the Company of its minimum purchase obligations and minimum royalty provisions related to the Ulesfia product.

Research and Development Expenses

        The following table summarizes our research and development expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019

	(in thousands)
Preclinical expenses	$1,572	$667
Clinical expenses	1,347	1,691
CMC expenses	1,204	755
Internal expenses not allocated to programs:
Salaries, benefits and related costs	1,201	474
Stock-based compensation expense	391	121
Other	202	5
	$5,917	$3,713

        Research and development expenses increased $2.2 million for the three months ended June 30, 2020 compared to the same period in 2019. The overall increase was driven by an increase in research and development activities in the current year as the Company expanded its pipeline assets as a result of the Aevi Merger and continued to develop its existing pipeline assets during the quarter.

        Preclinical expenses increased $0.9 million primarily due to additional spending related to the Aevi Merger. Chemistry, Manufacturing, and Controls ("CMC") expenses increased $0.4 million for the three months ended June 30, 2020 compared to the same period in 2019 due to additional spending on manufacturing to support clinical development as a result of the Company acquiring the rights to additional assets from the Aevi Merger. These increases were partially offset by a $0.3 million decrease in clinical expenses driven by minimal spend on clinical development of CERC-301 as the Company began exploring strategic alternatives for the asset during 2019.

        Salaries, benefits and related costs increased by $0.7 million compared to the same period in 2019 mainly due to an increase in headcount as a result of the Aevi Merger and salary-related costs to grow our research and development activities as we continue to invest in our expanded pipeline. Stock-based compensation increased by $0.3 million mainly due to an increase in stock option grants as a result of the increased headcount due to the Aevi Merger and the Company's annual stock option grant in April 2020.

General and Administrative Expenses

        The following table summarizes our general and administrative expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019

	(in thousands)
Salaries, benefits and related costs	$1,756	$1,226
Legal, consulting and other professional expenses	1,804	774
Stock-based compensation expense	2,286	196
Other	255	145
	$6,101	$2,341

        General and administrative expenses were $6.1 million for the three months ended June 30, 2020, which represents a $3.8 million increase from the prior period. The increase was largely driven by a $2.1 million increase in stock-based compensation expense as a result of $0.8 million of expense recognized related to an equity award granted to the Company's Chairman of the Board during the second quarter of 2020, expense recognized related to the modifications of certain former executives' and board members' equity awards due to leadership changes during the quarter and an increase in stock option grants as a result of the Company's annual grant in April 2020 and increased headcount as a result of the Aevi Merger. Additionally, legal, consulting and other professional expenses increased by $1.0 million due to increased patent costs driven by the additional assets acquired as part of Aevi Merger, increased recruiting costs, and increased legal fees related to leadership changes and contract reviews performed. Salaries, benefits and related costs increased $0.5 million mainly due to a severance accrual related to the resignation of an executive during the second quarter of 2020.

Sales and Marketing Expenses

        The following table summarizes our sales and marketing expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019

	(in thousands)
Salaries, benefits and related costs	$183	$121
Stock-based compensation expense	87	57
Advertising and marketing expense	366	148
Other	17	—
	$653	$326

Sales and marketing expenses of continuing operations consist of expenses related to advertising and marketing initiatives to support the go-to-market strategy of our pipeline assets and the respective salaries and stock-based compensation to support such initiatives. The overall $0.3 million increase for the three months ended June 30, 2020 as compared to the same period in 2019 was primarily driven by a $0.2 million increase in advertising and marketing expense related to market research and a $0.1 million increase in salaries, benefits and related costs driven by increased headcount to support such initiatives.

Amortization Expense

The following table summarizes our amortization expense for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019

	(in thousands)
Amortization of intangible assets	$404	$335

        Amortization expense of the continuing operations relates to the amortization of the Company's acquired Millipred product marketing rights and amortization of the assembled workforce acquired as part of the Aevi Merger. As a result of the asset acquisition accounting treatment of the Aevi Merger in the first quarter of 2020, the Company recorded an assembled workforce intangible asset of $0.7 million, which was assigned a two-year useful life. Therefore, the $0.1 million increase to amortization expense for the three months ended June 30, 2020 as compared to the prior period was primarily driven by the amortization expense of the assembled workforce acquired as part of the Aevi Merger.

Other (Expense) Income, Net

        The following table summarizes our other income (expense), net for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019

	(in thousands)
Change in fair value of Investment in Aytu	$(1,872)	$—
Change in fair value of warrant liability and unit purchase option liability	3	19
Other income (expense), net	396	—
Interest income, net	9	38
	$(1,464)	$57

Other expense, net increased $1.5 million for the three months ended June 30, 2020 as compared to the prior period. Other expense, net is mainly comprised of a $1.9 million loss on change in the fair value of the Company's Investment in Aytu. As consideration of the Aytu Divestiture in November 2019, the Company received 9,805,845 shares of Aytu Series G Preferred Stock, which was remeasured at the current fair value each reporting period with the change in fair value recorded to other (expense) income, net in the accompanying statements of operations. In April 2020, the Company converted its shares of Aytu Preferred Stock into approximately 9.8 million shares of common and sold that common stock for net proceeds of approximately $12.8 million. Therefore, the Company's Investment in Aytu was $0 as of June 30, 2020, which represented a $1.9 million loss on change in the fair value for the three months ended June 30, 2020. The loss was driven by a decrease in Aytu's stock price from March 31, 2020 to the dates the Company sold its shares of Aytu common stock in mid-April 2020.

The increase in other expense, net was partially offset by other income recognized on the $0.4 million Payroll Protection Program ("PPP") Loan received by the Company during the second quarter of 2020. The PPP Loan Program is part of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") which serves to provide certain small businesses with liquidity to support their operations during the COVID-19 pandemic. PPP Loans are eligible for forgiveness under certain conditions. The Company believes it meets the criteria for forgiveness and plans to submit an application for forgiveness during the third quarter of 2020. Therefore, the Company recognized $0.4 million as other income for the three months ended June 30, 2020.

Income Tax (Benefit) Expense

        The following table summarizes our income tax (benefit) expense for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019

	(in thousands)
Income tax (benefit) expense	$(454)	$53

        The Company recognized an income tax benefit of $0.5 million for the three months ended June 30, 2020 and income tax expense of $0.1 million for the three months ended June 30, 2019. The 2020 tax benefit recognized was a result of a current year tax law change and the ability of the Company to now carry back certain losses related to the CARES Act and related state tax provisions. The expense recognized for the three months ended June 30, 2019 was a result of interest on an unpaid tax liability related to the 2017 tax year and state taxes.

Comparison of the Six Months Ended June 30, 2020 and 2019

Product Revenue, net

        Net product revenue was $4.1 million for the six months ended June 30, 2020, which was relatively consistent with the net product revenue for the six months ended June 30, 2019.

Cost of Product Sales

        Cost of product sales were $0.1 million for the six months ended June 30, 2020, as compared to $(0.7) million for the six months ended June 30, 2019. During the second quarter of 2019, the Company entered into a settlement agreement related to the

Ulesfia product, which fully released the Company of its minimum purchase obligations and minimum royalty provisions related to the Ulesfia product resulting in a reversal of expense of approximately $1.6 million. The reversal of expense was partially offset by minimum royalty obligations related to the Ulesfia product recognized in the first quarter of 2019 prior to entering into the settlement agreement.

Research and Development Expenses

        The following table summarizes our research and development expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Preclinical expenses	$2,818	$1,547
Clinical expenses	1,944	3,280
CMC expenses	2,370	1,190
Internal expenses not allocated to programs:
Salaries, benefits and related costs	2,514	908
Stock-based compensation expense	772	178
Other	267	11
	$10,685	$7,114

        Research and development expenses increased $3.6 million for the six months ended June 30, 2020 compared to the same period in 2019. The overall increase was driven by an increase in research and development activities in the current year as the Company expanded its pipeline assets as a result of the Aevi Merger and continued to develop its existing pipeline assets during the quarter.

Salaries, benefits and related costs increased by $1.6 million compared to the same period in 2019 mainly due to an increase in headcount as a result of the Aevi Merger and salary-related costs to grow our research and development activities as we continue to invest in our expanded pipeline. Additionally, the Company recognized $0.3 million of severance within salaries, benefits and related costs for the six months ended June 30, 2020 related to a separation agreement entered into with a research and development executive during the first quarter of 2020. There was no severance for the six months ended June 30, 2019.

Preclinical expenses increased $1.3 million primarily due to additional spending related to the Aevi Merger. Similarly, Chemistry, Manufacturing, and Controls ("CMC") expenses increased $1.2 million for the six months ended June 30, 2020 compared to the same period in 2019 due to additional spending on manufacturing to support development of the Company's expanded pipeline. These increases were partially offset by a $1.3 million decrease in clinical expenses driven by minimal spend on clinical development of the Company's non-core neurology assets as the Company began exploring strategic alternatives for the asset during 2019.

Acquired In-Process Research and Development Expenses

        On February 3, 2020, the Company consummated its merger with Aevi, which was recorded as an asset acquisition. As a result, the Company acquired $25.5 million of in-process research and development ("IPR&D") for two clinical stage pipeline assets for rare and orphan diseases (CERC-006 and CERC-007). The fair value of the IPR&D was immediately recognized as acquired in-process research and development expense as the IPR&D asset has no other alternate use due to the stage of development. There was no acquired in-process research and development expense for the six months ended June 30, 2019.

General and Administrative Expenses

        The following table summarizes our general and administrative expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Salaries, benefits and related costs	$2,768	$2,456
Legal, consulting and other professional expenses	2,588	1,661
Stock-based compensation expense	2,992	665
Other	429	235
	$8,777	$5,017

General and administrative expenses increased $3.8 million for the six months ended June 30, 2020 compared to the same period in 2019. The increase was largely driven by a $2.3 million increase to stock-based compensation expense as a result of $0.8 million of expense recognized related to an equity award granted to the Company's Chairman of the Board during the second quarter of 2020, expense recognized related to the modifications of certain former executives' and board members' equity awards due to leadership changes during the quarter and an increase in stock option grants as a result of the Company's annual grant in April 2020 and increased headcount as a result of the Aevi Merger. Legal, consulting and other professional expenses increased by $0.9 million due to increased patent costs driven by the additional assets acquired as part of the Aevi Merger, increased recruiting costs, and increased legal fees related to leadership changes and contract reviews performed. Additionally, salaries, benefits and related costs increased $0.3 million mainly due to a severance accrual related to the resignation of an executive during the second quarter of 2020.

Sales and Marketing Expenses

        The following table summarizes our sales and marketing expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Salaries, benefits and related costs	$317	$306
Stock-based compensation expense	142	78
Advertising and marketing expense	848	338
Other	23	—
	$1,330	$722

Sales and marketing expenses of continuing operations consist of expenses related to advertising and marketing initiatives to support the go-to-market strategy of our pipeline assets and the respective salaries and stock-based compensation to support such initiatives. The overall $0.6 million increase for the six months ended June 30, 2020 as compared to the same period in 2019 was primarily driven by a $0.5 million increase in advertising and marketing expense related to market research and a $0.1 million increase in stock-based compensation expense driven by an increase in stock option grants as a result of the Company's annual grant in April 2020 and increased headcount as a result of the Aevi Merger which closed during the first quarter of 2020.

Amortization Expense

The following table summarizes our amortization expense for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Amortization of intangible assets	834	669

        Amortization expense of the continuing operations relates to the amortization of the Company's acquired Millipred product marketing rights and amortization of the assembled workforces acquired as part of the Ichorion Acquisition and Aevi Merger. As a result of the asset acquisition accounting treatment of the Aevi Merger in the first quarter of 2020, the Company recorded an assembled workforce intangible asset of $0.7 million, which was assigned a two-year useful life. Therefore, the $0.2 million increase to amortization expense for the six months ended June, 2020 as compared to the prior period was primarily driven by the amortization expense of the assembled workforce acquired as part of the Aevi Merger.

Other Income, Net

        The following table summarizes our other income (expense), net for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Change in fair value of Investment in Aytu	5,208	—
Change in fair value of warrant liability and unit purchase option liability	14	(29)
Other income (expense), net	396	(9)
Interest income, net	19	69
	$5,637	$31

Other income, net increased $5.6 million for the six months ended June 30, 2020 as compared to the prior period. Other income, net is mainly comprised of a $5.2 million gain on change in the fair value of the Company's Investment in Aytu. As consideration of the Aytu Divestiture in November 2019, the Company received 9,805,845 shares of Aytu Series G Preferred Stock, which was remeasured at the current fair value each reporting period with the change in fair value recorded to other (expense) income, net in the accompanying statements of operations. In April 2020, the Company converted its shares of Aytu Preferred Stock into approximately 9.8 million shares of common and sold that common stock for net proceeds of approximately $12.8 million, thus representing a realized gain of $5.2 million from December 31, 2019, which was recognized in the change in fair value of Investment in Aytu within the accompanying condensed consolidated statement of operations. The gain was primarily driven by a significant increase in Aytu's stock price from December 31, 2019 to the dates the Company sold its shares of Aytu common stock in mid-April 2020.

Additionally, the Company recognized $0.4 million of other income for the six months ended June 30, 2020 related to the PPP Loan received during the second quarter of 2020. The PPP Loan Program is part of the CARES Act, which serves to provide certain small businesses with liquidity to support their operations during the COVID-19 pandemic. PPP Loans are eligible for forgiveness under certain conditions. The Company believes it meets the criteria for forgiveness and submitted an application for forgiveness in July 2020. Therefore, the Company recognized $0.4 million as other income for the three months ended June 30, 2020.

Income Tax (Benefit) Expense

        The following table summarizes our income tax (benefit) expense for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Income tax (benefit) expense	(2,611)	184

        The Company recognized an income tax benefit of $2.6 million for the six months ended June 30, 2020 and income tax expense of $0.2 million for the six months ended June 30, 2019. The tax benefit recognized for the six months ended June 30, 2020 was a result of a current year tax law change and the ability of the Company to now carry back certain losses related to the CARES Act and related state tax provisions. The expense recognized for the six months ended June 30, 2019 was a result of interest on an unpaid tax liability related to the 2017 tax year and state taxes

Liquidity and Capital Resources

In June 2020, the Company closed an underwritten public offering of 15,180,000 shares of its common stock (inclusive of 1,980,000 shares that were sold pursuant to the underwriter’s full exercise of its option to purchase additional shares of Cerecor’s common stock) for net proceeds of approximately $35.4 million. In March 2020, the Company entered into a securities purchase agreement with its largest stockholder, Armistice Capital, LLC ("Armistice"), pursuant to which the Company sold 1,951,219 shares of the Company’s common stock for net proceeds of approximately $3.9 million. In February 2020, the Company closed a registered direct offering with institutional investors of 1,306,282 shares of the Company's common stock for net proceeds of approximately $5.1 million. See Note 9 for more information regarding these financings. Additionally, in April 2020, the Company converted its shares of Aytu preferred stock that were acquired in the fourth quarter of 2019 and subsequently sold that common stock, which generated net proceeds of approximately $12.8 million. As of June 30, 2020, Cerecor had $45.4 million in cash and cash equivalents.

        In order to meet its cash flow needs, the Company applies a disciplined decision-making methodology as it evaluates the optimal allocation of the Company's resources between investing in the Company's existing pipeline assets and acquisitions or in-licensing of new assets. For the six months ended June 30, 2020, Cerecor generated a net loss of $34.4 million and negative cash flow from operations of $14.3 million. As of June 30, 2020, Cerecor had an accumulated deficit of $148.7 million.

        The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, the Company expects to incur additional losses in the future in connection with its research and development activities and will require additional financing to fund its operations and to continue to execute its business strategy. The Company plans to use its current cash on hand, the anticipated cash flows from the Company's profits from Millipred product sales and/or the potential proceeds from a possible out-license or sale of Millipred to a third party to offset costs related to its pipeline assets, business development, and costs associated with its organizational infrastructure; however, Cerecor expects to continue to incur significant expenses and operating losses for the immediate future as it continues to invest in the Company's pipeline assets. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional equity and/or debt capital, sell assets and/or obtain government funding; however, there can be no assurance that it will be able to do so nor that such activities will generate sufficient amounts, if any, on terms acceptable to the Company.

        Over the long term, the Company's ultimate ability to achieve and maintain profitability will be dependent on, among other things, the development, regulatory approval, and commercialization of its pipeline assets, and the potential sale of any PRVs it receives, in order to support its cost structure and pipeline asset development.

        These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements included in this Quarterly Report were issued. To alleviate these conditions, the Company is evaluating the potential out-licensing or sale of Millipred, its non-core neurology pipeline assets and/or some combination of rights to future PRV sales, equity or debt financings, collaborations, other out-licensing arrangements, strategic alliances, federal and private grants, marketing, other distribution or licensing arrangements, or the sale of current or future assets. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible or suspend or curtail planned programs. Due to the uncertainty regarding future financings and/or other potential options to raise additional funds, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the financial statements in this Quarterly Report were issued.

Uses of Liquidity

        The Company uses cash to fund research and development expenses related to its core asset pipeline, business development and costs associated with its organizational infrastructure.

Cash Flows

        The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Net cash provided by (used in):
Operating activities	$(14,294)	$(9,839)
Investing activities	11,586	(257)
Financing activities	44,583	8,914
Net increase (decrease) in cash and cash equivalents	$41,875	$(1,182)

Net cash used in operating activities

        Net cash used in operating activities was $14.3 million for the six months ended June 30, 2020, consisting primarily of a net loss of $34.4 million, which was driven by increased research and development activities as the Company continued to fund its pipeline of development assets, and non-cash adjustments to reconcile net loss to net cash used in operating activities including a $5.2 million realized gain related to the change in fair value of the Investment in Aytu and a $1.8 million gain related to the change in value of the Guarantee associated with the Aytu Divestiture. This decrease was offset by the following non-cash adjustments: non-cash acquired IPR&D expense of $25.5 million and non-cash stock-based compensation of $3.9 million. Additionally, changes in net assets, increased by a net $2.8 million, mainly driven by a $1.9 million increase in other receivables. Other receivables increased mainly due to a $2.2 million income tax receivable.

        Net cash used in operating activities was $9.8 million for the six months ended June 30, 2019 and consisted primarily of a net loss of $13.7 million, which was driven by increased research and development activities as the Company continued to fund its pipeline of development assets and also by increased sales and marketing expenses incurred to support commercial sales activities. The net loss was partially offset by non-cash depreciation and amortization of $2.2 million, non-cash impairment of intangible assets of $1.4 million related to the impairment of an intangible asset (of discontinued operations), non-cash stock-based compensation expense of $1.1 million, and changes in working capital, primarily, a decrease in accrued expenses and other liabilities of $6.3 million offset by a decrease in other receivables of $5.3 million.

Net cash used in investing activities

        Net cash provided by investing activities was $11.6 million for the six months ended June 30, 2020 and consisted primarily of net proceeds of $12.8 million from the sale of the common stock during the second quarter of 2020 underlying the Company's previous Investment in Aytu, slightly offset by transaction costs incurred as part of the Aevi Merger.

        Net cash used in investing activities was $0.3 million for the six months ended June 30, 2020 and consisted primarily of the purchase of property and equipment in connection with the Company occupying its corporate headquarters during the first quarter of 2019.

Net cash provided by financing activities

        Net cash provided by financing activities was $44.6 million for the six months ended June 30, 2020 and consisted primarily of net proceeds of $35.4 million from an underwritten public offering of common stock for 15,180,000 shares of common stock of the Company. The Company also received $5.1 million from a registered direct offering with certain institutional investors, which included Armistice, that closed in February 2020 for the sale of 1,306,282 shares of common stock of the Company and $3.9 million from a private placement of equity securities with Armistice during March 2020.

        Net cash provided by financing activities was $8.9 million for the six months ended June 30, 2019 and consisted primarily of net proceeds of approximately $9.0 million from the underwritten public offering of common stock for 1,818,182 shares of common stock of the Company. Additionally, for the six months ended June 30, 2019, the Company received $0.3 million of proceeds from exercise of stock options and warrants and $0.1 million of proceeds from sales of common stock under the employee stock purchase plan. The increase was partially offset by $0.4 million payment of contingent consideration related to the Avadel pediatric product's acquisition.

Critical Accounting Policies, Estimates, and Assumptions

        This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report, which have been prepared in accordance with GAAP. In preparing the financial statements in conformity with GAAP, the Company makes estimates and assumptions that have an impact on assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, revenue recognition, cost of product sales, stock-based compensation, fair value measurements (including those relating to the Guarantee and Investment in Aytu), cash flows used in management's going concern assessment, income taxes, goodwill, and other intangible assets and clinical trial accruals. The Company believes, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 11, 2020 except for the recently adopted accounting standards described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this

Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the six months ended June 30, 2020

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, as defined by applicable SEC rules and regulations.

Recently Adopted Accounting Pronouncements

        See Item 1 of Part I, “Notes to Unaudited Financial Statements,” Note 2, of this Quarterly Report on Form 10-Q.

JOBS Act

        The JOBS Act contains provisions that, among other things, reduce reporting requirements for an “emerging growth company.” As an emerging growth company, we have elected to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

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

        On December 19, 2019, Cerecor, through its law firm, received a letter from an attorney on behalf of the former TRx owners dated December 18, 2019, which enclosed a draft complaint seeking relief against Cerecor and one of the members of its board of directors. The letter further threatened that if an immediate discussion regarding a settlement did not occur, that the lawsuit would be filed on December 24, 2019. The parties met for a pre-lawsuit mediation in June 2020, however no resolution was reached. As of the date of this filing, no lawsuit has been filed. The proposed complaint indicates that the former TRx owners would seek the following relief: (a) $3,000,000 on the grounds that commercially reasonable efforts to sell the acquired TRx products would have resulted in the gross profit earn-out target being reached; (b) that the $3,000,000 amount be trebled as a result of Cerecor's alleged improper conduct; (c) $9,200,000 as a result of alleged losses resulting from the alleged improper treatment of the former TRx owners as affiliates; and (d) the removal of any restrictions on the former TRx owners' shares of common stock in Cerecor. Cerecor disputes that the former TRx owners are entitled to the relief sought and intends to vigorously defend against any lawsuit filed on behalf of the former TRx owners.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 11, 2020 , our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020 and our Current Report on Form 8-K filed with the SEC on June 9, 2020 which could materially affect our business, financial condition, or future results. Our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in the Form 10-K, 10-Q and 8-K referenced above. The risks described in the Form 10-K, 10-Q and 8-K referenced above are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

10.25#
Employment Agreement, dated September 26, 2019, by and between Cerecor Inc. and Christopher Sullivan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 27, 2020).

10.26#	Letter Agreement, dated April 23, 2020, by and between Cerecor Inc. and Christopher Sullivan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 27, 2020).

10.27#	Separation Agreement, dated April 24, 2020, by and between Cerecor Inc. and Simon Pedder (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 27, 2020).

10.28*+	Amended and Restated Clinical Development and Option Agreement, dated May 28, 2020, by and between Aevi Genomic Medicine, LLC and Kyowa Kirin Co., Ltd., formerly known as Kyowa Hakko Kirin Co., Ltd.

10.29#	Cerecor Inc. Third amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 18, 2020).

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three and Six Months Ended June 30, 2020 and 2019; and (v) Notes to Unaudited Financial Statements

104	Cover Page Interactive Data File, formatted in iXBRL (included in Exhibit 101

# Management contract or compensatory agreement.
*   Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
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

Cerecor Inc.

Date: August 6, 2020	/s/ Christopher Sullivan
Christopher Sullivan
Interim Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer and principal accounting officer)