Form 10-Q
period 2020-09-30
Cerecor Inc.
filed 2020-11-09
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2020
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
Emerging growth company ☑
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
    As of November 5, 2020, the registrant had 74,910,047 shares of common stock outstanding.

CERECOR INC.

FORM 10-Q

For the Quarter Ended September 30, 2020

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,391,427	$3,609,438
Accounts receivable, net	1,671,121	1,001,645
Other receivables	4,285,393	4,240,572
Inventory, net	9,060	21,334
Prepaid expenses and other current assets	1,544,101	706,968
Restricted cash, current portion	131,844	17,535
Investment in Aytu	—	7,628,947
Current assets of discontinued operations	—	497,577
Total current assets	41,032,946	17,724,016
Property and equipment, net	1,707,806	1,447,663
Intangible assets, net	1,888,675	2,426,258
Goodwill	14,409,088	14,409,088
Restricted cash, net of current portion	148,642	101,945
Total assets	$59,187,157	$36,108,970
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,926,989	$2,077,524
Accrued expenses and other current liabilities	8,810,722	5,640,252
Income taxes payable	—	551,671
Current liabilities of discontinued operations	5,833,729	3,891,012
Total current liabilities	16,571,440	12,160,459
Royalty obligation	2,000,000	—
Deferred tax liability, net	114,981	85,981
Other long-term liabilities	1,933,699	1,111,965
Long-term liabilities of discontinued operations	—	1,755,000
Total liabilities	20,620,120	15,113,405
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at September 30, 2020 and December 31, 2019; 74,900,047 and 44,384,222 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	74,899	44,384
Preferred stock—$0.001 par value; 5,000,000 shares authorized at September 30, 2020 and December 31, 2019; 1,257,143 and 2,857,143 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,257	2,857
Additional paid-in capital	200,638,553	135,238,941
Accumulated deficit	(162,147,672)	(114,290,617)
Total stockholders’ equity	38,567,037	20,995,565
Total liabilities and stockholders’ equity	$59,187,157	$36,108,970

See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Product revenue, net	$1,110,794	$2,101,232	$5,202,423	$6,069,543
License and other revenue	—	100,000	—	100,000
Total revenues, net	1,110,794	2,201,232	5,202,423	6,169,543

Operating expenses:
Cost of product sales	76,636	132,382	220,775	(611,747)
Research and development	8,871,574	1,743,435	19,556,194	8,857,220
Acquired in-process research and development	—	—	25,549,344	—
General and administrative	4,573,292	2,638,023	13,350,380	7,654,266
Sales and marketing	462,318	214,207	1,792,108	936,343
Amortization expense	403,500	334,748	1,237,583	1,004,243
Change in fair value of contingent consideration	—	—	—	(1,256,210)
Total operating expenses	14,387,320	5,062,795	61,706,384	16,584,115
Loss from continuing operations	(13,276,526)	(2,861,563)	(56,503,961)	(10,414,572)
Other income:
Change in fair value of Investment in Aytu	—	—	5,207,789	—
Other income, net	18,668	52,711	446,897	83,273
Total other income, net from continuing operations	18,668	52,711	5,654,686	83,273
Loss from continuing operations before taxes	(13,257,858)	(2,808,852)	(50,849,275)	(10,331,299)
Income tax expense (benefit)	3,282	121,640	(2,607,530)	305,759
Loss from continuing operations	$(13,261,140)	$(2,930,492)	$(48,241,745)	$(10,637,058)
(Loss) income from discontinued operations, net of tax	(197,505)	(1,085,962)	384,690	(7,056,543)
Net loss	$(13,458,645)	$(4,016,454)	$(47,857,055)	$(17,693,601)

Net (loss) income per share of common stock, basic and diluted:
Continuing operations	$(0.16)	$(0.05)	$(0.68)	$(0.19)
Discontinued operations	(0.01)	(0.02)	0.00	(0.12)
Net loss per share of common stock, basic and diluted	$(0.17)	$(0.07)	$(0.68)	$(0.31)

Net (loss) income per share of preferred stock, basic and diluted:
Continuing operations	$(0.82)	$(0.26)	$(3.40)	$(0.94)
Discontinued operations	(0.01)	(0.09)	0.02	(0.62)
Net loss per share of preferred stock, basic and diluted	$(0.83)	$(0.35)	$(3.38)	$(1.56)

See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(47,857,055)	$(17,693,601)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	1,304,882	3,266,313
Impairment of intangible assets	—	1,449,121
Stock-based compensation	5,349,428	1,942,196
Acquired in-process research and development	25,549,344	—
Deferred taxes	29,000	28,823
Amortization of inventory fair value associated with acquisition of TRx and Avadel's pediatric products	—	107,272
Change in fair value of Investment in Aytu	(5,207,789)	—
Change in fair value of warrant liability and unit purchase option liability	(14,054)	(6,823)
Change in value of Guarantee	(1,755,000)	—
Change in fair value of contingent consideration	—	(1,009,168)
Changes in assets and liabilities:
Accounts receivable, net	(171,899)	(1,798,216)
Other receivables	(4,184,225)	5,260,807
Inventory, net	12,274	601,241
Prepaid expenses and other assets	(743,983)	(140,503)
Accounts payable	(548,039)	(619,669)
Income taxes payable	288,329	(1,017,804)
Accrued expenses and other liabilities	1,775,039	(6,573,918)
License obligations	—	(1,250,000)
Lease liability, net	9,794	—
Net cash used in operating activities	(26,163,954)	(17,453,929)
Investing activities
Proceeds from sale of Investment in Aytu, net	12,836,736	—
Net cash paid in merger with Aevi	(1,250,650)	—
Purchase of property and equipment	(62,658)	(262,011)
Net cash provided by (used in) investing activities	11,523,428	(262,011)
Financing activities
Proceeds from underwritten public offering, net	35,427,963	8,975,960
Proceeds from registered direct offering, net	5,136,184	—
Proceeds from sale of shares pursuant to common stock private placement, net	3,887,991	3,737,400
Proceeds from exercise of stock options and warrants	92,342	257,993
Proceeds from shares purchased through employee stock purchase plan	132,910	127,537
Restricted Stock Units withheld for taxes	(93,869)	(33,959)
Payment of contingent consideration	—	(567,911)
Payment of long-term debt	—	(73,026)
Net cash provided by financing activities	44,583,521	12,423,994
Increase (decrease) in cash, cash equivalents and restricted cash	29,942,995	(5,291,946)
Cash, cash equivalents, and restricted cash at beginning of period	3,728,918	10,746,756
Cash, cash equivalents, and restricted cash at end of period	$33,671,913	$5,454,810
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$787,500
Cash paid for taxes	$316,000	$1,326,025
Supplemental disclosures of non-cash activities
Issuance of common stock in Aevi Merger	$15,495,578	$—
Leased asset obtained in exchange for new operating lease liability	$376,448	$743,025

    The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	September 30,
	2020	2019

Cash and cash equivalents	$33,391,427	$5,250,651
Restricted cash, current	131,844	102,214
Restricted cash, non-current	148,642	101,945
Total cash, cash equivalents and restricted cash	$33,671,913	$5,454,810
See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common stock		Preferred Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Three Months Ended September 30, 2020
Balance, June 30, 2020	74,900,047	$74,899	1,257,143	$1,257	$199,191,022	$(148,689,027)	$50,578,151
Stock-based compensation		—		—	1,447,531	—	1,447,531
Net loss		—		—	—	$(13,458,645)	(13,458,645)
Balance, September 30, 2020	74,900,047	$74,899	1,257,143	$1,257	$200,638,553	$(162,147,672)	$38,567,037

	Common stock		Preferred Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Nine Months Ended September 30, 2020
Balance, December 31, 2019	44,384,222	$44,384	2,857,143	$2,857	$135,238,941	$(114,290,617)	$20,995,565
Conversion of preferred stock to common stock	8,000,000	8,000	(1,600,000)	(1,600)	(6,400)	—	—
Issuance of shares related to Aevi Merger	3,893,361	3,894		—	15,491,684	—	15,495,578
Issuance of shares pursuant to registered direct offering, net of offering costs	1,306,282	1,306		—	5,134,878	—	5,136,184
Issuance of shares pursuant to common stock private placement, net of offering costs	1,951,219	1,951		—	3,886,040	—	3,887,991
Issuance of shares of common stock in underwritten public offering, net of offering costs	15,180,000	15,180		—	35,412,783	—	35,427,963
Exercise of stock options and warrants	50,239	50		—	92,292	—	92,342
Restricted Stock Units vested during period	111,667	111		—	(111)	—	—
Restricted Stock Units withheld for taxes	(35,279)	(35)		—	(93,834)	—	(93,869)
Shares purchased through employee stock purchase plan	58,336	58		—	132,852	—	132,910
Stock-based compensation		—		—	5,349,428	—	5,349,428
Net loss		—		—	—	$(47,857,055)	(47,857,055)
Balance, September 30, 2020	74,900,047	$74,899	1,257,143	$1,257	$200,638,553	$(162,147,672)	$38,567,037

	Common stock		Preferred Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Three Months Ended September 30, 2019
Balance, June 30, 2019	42,898,251	$42,898	2,857,143	$2,857	$129,545,721	$(111,895,217)	$17,696,259
Issuance of shares pursuant to common stock private placement, net of offering costs	1,200,000	1,200		—	3,736,200	—	3,737,400
Exercise of stock options and warrants	539	1		—	1,175	—	1,176
Restricted Stock Units vested during period	11,250	11		—	(11)	—	—
Restricted Stock Units withheld for taxes	(3,246)	(3)		—	(15,898)	—	(15,901)
Stock-based compensation		—		—	818,794	—	818,794
Net loss		—		—	—	(4,016,454)	(4,016,454)
Balance, September 30, 2019	44,106,794	$44,107	2,857,143	$2,857	$134,085,981	$(115,911,671)	$18,221,274

	Common stock		Preferred Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Nine Months Ended September 30, 2019
Balance, December 31, 2018	40,804,189	$40,804	$2,857,143	$2,857	$119,082,157	$(98,218,070)	$20,907,748
Issuance of shares of common stock in underwritten public offering, net of offering costs	1,818,182	1,818		—	8,974,142	—	8,975,960
Issuance of shares pursuant to common stock private placement, net of offering costs	1,200,000	1,200		—	3,736,200	—	3,737,400
Exercise of stock options and warrants	74,952	75		—	257,918	—	257,993
Restricted Stock Units vested during period	172,500	173		—	(173)	—	—
Restricted Stock Units withheld for taxes	(6,969)	(7)		—	(33,952)	—	(33,959)
Shares purchased through employee stock purchase plan	43,940	44		—	127,493	—	127,537
Stock-based compensation		—		—	1,942,196	—	1,942,196
Net loss		—		—	—	(17,693,601)	(17,693,601)
Balance, September 30, 2019	44,106,794	$44,107	$2,857,143	$2,857	$134,085,981	$(115,911,671)	$18,221,274

See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

Cerecor Inc. (the "Company" or "Cerecor") is a biopharmaceutical company focused on becoming a leader in development and commercialization of treatments for rare and orphan diseases. The Company is advancing its clinical-stage pipeline of innovative therapies that address unmet patient needs within rare and orphan diseases. The Company's rare disease pipeline includes CERC-801, CERC-802 and CERC-803 ("CERC-800 compounds"), which are therapies for inherited metabolic disorders known as Congenital Disorders of Glycosylation ("CDGs"). The U.S. Food and Drug Administration ("FDA") granted Rare Pediatric Disease Designation ("RPDD") and Orphan Drug Designation ("ODD") to all three CERC-800 compounds, thus potentially qualifying the Company to receive a Priority Review Voucher ("PRV") upon approval of each new drug application ("NDA"). The Company is also developing CERC-002, CERC-006 and CERC-007. CERC-002 is an anti-LIGHT (Lymphotoxin-like, exhibits Inducible expression, and competes with HSV Glycoprotein D for HVEM, a receptor expressed by T lymphocytes) monoclonal antibody being developed for COVID-19 acute respiratory distress syndrome and for severe pediatric-onset Crohn's disease. CERC-006 is a dual mTOR inhibitor being developed for the treatment of complex lymphatic malformations and has been granted ODD and RPDD by the FDA, thus potentially qualifying the Company to receive a fourth PRV upon approval of an NDA. CERC-007 is an anti-IL-18 monoclonal antibody being developed for the treatment of autoimmune inflammatory diseases such as adult onset Still's disease and multiple myeloma.

The Company continues to explore strategic alternatives for its commercialized product, Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions, and for its non-core neurology pipeline assets.

On February 3, 2020, the Company closed on its merger (the "Merger" or the "Aevi Merger") with Aevi Genomic Medicine, Inc. ("Aevi"), in which Cerecor acquired the rights to CERC-002, CERC-006 and CERC-007. Additionally, certain members of Aevi's leadership joined Cerecor's management and board of directors, most notably Mike Cola, Chief Executive Officer, Dr. Garry Neil, Chief Scientific Officer and Dr. Sol Barer, Chairman of the Board. See Note 6 for more information.

Cerecor was incorporated and commenced operation in 2011 and completed its initial public offering in October 2015.

Liquidity

In June 2020, the Company closed an underwritten public offering of 15,180,000 shares of its common stock (inclusive of 1,980,000 shares that were sold pursuant to the underwriter’s full exercise of its option to purchase additional shares of Cerecor’s common stock) for net proceeds of approximately $35.4 million. In March 2020, the Company entered into a securities purchase agreement with its largest stockholder, Armistice Capital, LLC ("Armistice"), pursuant to which the Company sold 1,951,219 shares of the Company’s common stock for net proceeds of approximately $3.9 million. In February 2020, the Company closed a registered direct offering with institutional investors of 1,306,282 shares of the Company's common stock for net proceeds of approximately $5.1 million. See Note 9 for more information regarding these financings. Additionally, in April 2020, the Company converted its shares of Aytu preferred stock that were acquired in the fourth quarter of 2019 to Aytu common stock, which it subsequently sold for net proceeds of approximately $12.8 million. As of September 30, 2020, Cerecor had $33.4 million in cash and cash equivalents.

In order to meet its cash flow needs, the Company applies a disciplined decision-making methodology as it evaluates the optimal allocation of the Company's resources between investing in the Company's existing pipeline assets and acquisitions or in-licensing of new assets. For the nine months ended September 30, 2020, Cerecor generated a net loss of $47.9 million and negative cash flows from operations of $26.2 million. As of September 30, 2020, Cerecor had an accumulated deficit of $162.1 million.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, the Company expects to incur additional losses in the future in connection with its research and development activities and will require additional financing to fund its operations and to continue to execute its business strategy. The Company plans to use its current cash on hand, the anticipated cash flows from the Company's profits from Millipred product sales and/or the potential proceeds from a possible out-license or sale of Millipred to a third party to offset costs related to development of its pipeline assets, business development, and costs associated with its organizational infrastructure; however, Cerecor expects to continue to incur significant expenses and operating losses for the immediate future as it continues to invest in the Company's pipeline assets. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional equity and/or debt capital, sell non-core assets and/or obtain government funding; however, there can be no assurance that it will be able to do so nor that such activities will generate sufficient amounts, if any, on terms acceptable to the Company. Over the long term, the

Company's ultimate ability to achieve and maintain profitability will depend on, among other things, the development, regulatory approval, and commercialization of its pipeline assets, and the potential receipt and sale of any PRVs it receives, in order to support its cost structure and pipeline asset development.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements included in this Quarterly Report were issued. To alleviate these conditions, the Company is evaluating the potential out-licensing or sale of Millipred, its non-core pipeline assets, sale of rights to any future issued PRVs, equity or debt financings, collaborations, other out-licensing arrangements, strategic alliances, federal and private grants, marketing, other distribution or licensing arrangements, or the sale of current or future assets. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible or suspend or curtail planned programs. Due to the uncertainty regarding future financings and other potential options to raise additional funds, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the financial statements in this Quarterly Report were issued.

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

Significant Accounting Policies

During the nine months ended September 30, 2020, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 11, 2020, except for the policy related to the Payroll Protection Program Loan and the recently adopted accounting standards described below.

Payroll Protection Program Loan

The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") provides stimulus measures, including the Payroll Protection Loan Program ("PPP"), to provide certain small businesses with liquidity to support their operations (such as to retain employees and maintain payroll and lease payments) during the COVID-19 pandemic. Cerecor received a $0.4 million PPP Loan during the second quarter of 2020. PPP Loans have a 1% fixed annual interest rate and mature in two years, however are eligible for forgiveness under certain conditions. If there is reasonable assurance that the PPP Loan will be forgiven, the Company may elect to account for the loan either as debt under ASC 470 or as a government grant. If accounted for as a government grant, the Company may elect to present the loan as either a credit in the income statement within other income or as a reduction to the related expense. As discussed in Note 14, as of September 30, 2020, the Company believes it meets the criteria for forgiveness including having incurred the related expenses during the second quarter of 2020. Therefore, the Company elected to recognized the PPP Loan as other income within the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2020.

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

Upon adoption of the new standard on January 1, 2020, the Company began recognizing an allowance using a forward-looking approach to estimate the expected credit loss related to financial assets. The Company began monitoring the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. Over 95% of sales were generated from three major industry wholesalers for the three and nine months ended September 30, 2020. Additionally, pursuant to the new standard, at each reporting period, the Company adjusts the Guarantee liability through earnings based on expected credit losses in accordance with Topic 326. The Company evaluated the impact of the adoption of this standard on its financial statements, concluding there was no significant impact on the Company's results of operations, financial position, cash flows or disclosures.

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

Income Tax Simplification

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740)(ASU 2019-12)", which provides final guidance that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation that is applicable to the Company, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences among other changes. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects early adoption must adopt all the amendments in the same period. The Company elected to early adopt the ASU 2019-12 as of January 1, 2020. Management concluded that the adoption of the new standard did not have a material impact to income taxes reported on the financial statements for the three and nine months ended September 30, 2020.

3. Aytu Divestiture

Overview of Sale of Pediatric Portfolio and Related Commercial Infrastructure to Aytu BioScience

On October 10, 2019, the Company entered into the Aytu Purchase Agreement to sell the Company’s rights, title and interest in assets relating to its Pediatric Portfolio, namely Aciphex® Sprinkle™, Cefaclor for Oral Suspension, Karbinal™ ER, Flexichamber™ , Poly-Vi-Flor® and Tri-Vi-Flor™ (the "Pediatric Portfolio"), as well as the corresponding commercial infrastructure consisting of the right to offer employment to Cerecor’s sales force and the assignment of supporting commercial contracts (the "Aytu Divestiture"). The Aytu Divestiture closed on November 1, 2019. Aytu paid consideration of $4.5 million in cash and approximately 9.8 million shares of Aytu convertible preferred stock, and assumed certain of the Company’s liabilities, including the Company’s payment obligations payable to Deerfield CSF, LLC of $15.1 million and certain other liabilities of $11.0 million primarily related to contingent consideration, Medicaid rebates and sales returns. The Company recognized a gain of $8.0 million upon the closing of the Aytu Divestiture for the year ended December 31, 2019. In addition, Aytu assumed future contractual obligations under existing license agreements associated with the Pediatric Portfolio. Armistice, a significant stockholder of the Company and Armistice's Chief Investment Officer, Steve Boyd, serves on each company's board of directors.

Upon close of the Aytu Divestiture, Cerecor terminated all of its sales force personnel, which included those offered employment by Aytu, as well as any remaining sales force personnel. Cerecor retained all rights to Millipred®. Pursuant to a transition services agreement entered into between Aytu and Cerecor, Aytu is managing Millipred® commercial operations for a monthly fee of $12,000 for up to 18 months or until the Company establishes an independent commercial infrastructure for the product.

Upon the sale of the Pediatric Portfolio to Aytu, the Pediatric Portfolio met all conditions to be classified as discontinued operations. Therefore, the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 and as of December 31, 2019 reflect the operations, net of taxes, and related assets and liabilities of the Pediatric Portfolio as discontinued operations. Refer to the "Discontinued Operations" section below for more information, including Cerecor's continuing involvement.

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

The debt obligation assumed by Aytu consists of fixed monthly payments to Deerfield of $0.1 million until January 2021 and an additional balloon payment of $15.0 million to Deerfield on January 31, 2021. Aytu publicly reported that it had paid the $15.0 million balloon payment to Deerfield before it came due in June 2020, thus satisfying that portion of the debt obligation assumed as part of the divestiture. Cerecor's Fixed Payment Guarantee will end on January 31, 2021, upon the final monthly payment of $0.1 million. The contingent consideration assumed by Aytu consists of quarterly deferred payments equal to 15% of net sales of certain Pediatric Portfolio or at least $0.3 million paid in arrears each quarter until the earlier of (i) February 5, 2026, or (ii) when $12.5 million in aggregate deferred payments have been paid to Deerfield. Of the contingent consideration, $3.2 million was paid to Deerfield prior to the Aytu Divestiture and therefore as of November 1, 2019, Aytu was responsible for the remaining $9.3 million. Aytu is required to pay an amount equal to at least $0.1 million per month. Cerecor's Deferred Payment Guarantee will end upon the earlier of (i) February 5, 2026, or (ii) upon $12.5 million in aggregate deferred payments has been paid to Deerfield. Cerecor is required to make payment under the Guarantee upon demand by Deerfield, which Deerfield can demand at any time if all or any part of the fixed payments and/or deferred payments are not paid by Aytu when due or upon breach of a covenant. The remaining minimum commitments payable as most recently publicly reported by Aytu was $7.3 million as of June 30, 2020, which represents Cerecor's estimated maximum potential future payments under the Guarantee.

The fair value of the Guarantee, which relates to the Company's obligation to make future payments if Aytu defaults, was determined at the time of the divestiture as the difference between (i) the estimated fair value of the debt and contingent payments, respectively, using Cerecor's estimated cost of debt and (ii) the estimated fair value of the debt and contingent payments, respectively, using Aytu's estimated cost of debt. Subsequent to the close of the Aytu Divestiture, at each reporting period, the value of the Guarantee is determined based on the expected credit loss of the Guarantee with changes recorded in (loss) income from discontinued operations, net of tax within the consolidated statements of operations. In 2020, Aytu's credit rating significantly improved as a result of recent developments to Aytu's business, including but not limited to, recent financings and expansion of its revenue products that substantially enhanced Aytu's cash position and its ability to meet its financial commitments. Based on these facts, management concluded that the expected credit loss of the Guarantee was de minimis as of September 30, 2020, thus recognizing no change in value in income from discontinued operations, net of tax within the accompanying condensed consolidated statement of operations for the three months ended September 30, 2020 and a $1.8 million gain on the change in value in income from discontinued operations, net of tax within the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2020.

Discontinued Operations

The following tables summarizes the assets and liabilities of the discontinued operations as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31,
	(unaudited)	2019
Assets
Current assets:
Accounts receivable, net	$—	$497,577
Total current assets of discontinued operations	$—	$497,577

Liabilities
Current liabilities:
Accounts payable	$—	$387,975
Accrued expenses and other current liabilities	5,833,729	3,503,037
Total current liabilities of discontinued operations	5,833,729	3,891,012
Other long-term liabilities	—	1,755,000
Total long-term liabilities of discontinued operations	$—	$1,755,000

Cerecor retains continuing involvement with the divested Pediatric Portfolio related to future sales returns made after November 1, 2019 of sales of the Pediatric Portfolio prior to the close date of the Aytu Divestiture and the Deerfield Guarantee. Pursuant to the Aytu Purchase Agreement, Aytu assumed sales returns of the Pediatric Portfolio made after the closing date of November 1, 2019 and primarily relating to sales prior to November 1, 2019 only to the extent such post-Closing sales returns exceed $2.0 million and are less than $2.8 million (in other words, Aytu will only assume $0.8 million of such returns). Therefore, Cerecor is liable for future sales returns of the Pediatric Portfolio sold prior to November 1, 2019 in excess of the $0.8 million assumed by Aytu. As of September 30, 2020, the Company estimated its sales return reserve from discontinued operations to be $1.5 million, which is included above in accrued expenses and other current liabilities from discontinued operations. Changes in the Company's estimate of sales returns related to the Pediatric Portfolio is included within discontinued operations on the statement of operations and is shown within product sales, net in the table summarizing the results of discontinued operations below. In future periods, as additional information becomes available to the Company, the Company expects to recognize expense (or a benefit) related to actual sales returns of the Pediatric Portfolio in excess (or less than) the returns reserve recorded, which will be recognized within discontinued operations. The Company expects this involvement to continue until sales returns are no longer accepted on sales of the Pediatric Portfolio made prior to November 1, 2019, which, in line with the products' return policies, returns on these products may be accepted through 2023. The remaining liability within accrued expenses and other liabilities of discontinued operations as of September 30, 2020 largely relates to cash Cerecor collected on behalf of Aytu for post-divestiture sales of the Pediatric Portfolio, which will be remitted to Aytu. The collection of accounts receivable from Cerecor to Aytu was fully transitioned to Aytu during the second quarter of 2020.

The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Product revenue, net	$(197,505)	$3,412,044	$(1,370,310)	$9,304,580

Operating expenses:
Cost of product sales	—	1,302,679	—	3,852,878
General and administrative	—	41,374	—	124,121
Sales and marketing	—	2,416,338	—	7,739,955
Amortization expense	—	702,665	—	2,190,865
Impairment of intangible assets	—	—	—	1,449,121
Change in fair value of contingent consideration	—	(197,219)	—	247,042
Total operating expenses	—	4,265,837	—	15,603,982
Other (expense) income:
Change in value of Guarantee	—	—	1,755,000	—
Interest expense, net	—	(238,158)	—	(714,473)
Total other (expense) income	—	(238,158)	1,755,000	(714,473)
(Loss) income from discontinued operations before tax	(197,505)	(1,091,951)	384,690	(7,013,875)
Income tax (benefit) expense	—	(5,989)	—	42,668
(Loss) income from discontinued operations, net of tax	$(197,505)	$(1,085,962)	$384,690	$(7,056,543)

The significant non-cash operating items from the discontinued operations for the nine months ended September 30, 2020 and 2019 are contained below. There were no non-cash investing items from the discontinued operations for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019
Operating activities
Amortization	$—	$2,190,865
Impairment of intangible assets	—	1,449,121
Stock-based compensation, excluding amount included within gain on sale of Pediatric Portfolio	—	313,790
Change in fair value of contingent consideration liability	—	247,042
Change in value of Guarantee	(1,755,000)	—

4. Revenue

The Company generates substantially all of its revenue from sales of prescription drugs to its customers. Revenue from sales of prescription drugs was $1.1 million and $2.1 million for the three months ended September 30, 2020 and 2019, respectively. Revenue from sales of prescription drugs was $5.2 million and $6.1 million for the nine months ended September 30, 2020 and 2019, respectively.

As is typical in the pharmaceutical industry, the Company sells its prescription drugs in the United States primarily through wholesale distributors and a specialty contracted pharmacy. Wholesale distributors account for substantially all of the Company’s net product revenues and trade receivables. In addition, the Company earns revenue from sales of its prescription drugs directly to retail pharmacies. For the three months ended September 30, 2020, the Company’s three largest customers accounted for approximately 40%, 24%, and 34% of the Company's total net product revenues from sale of prescription drugs from continuing operations. For the nine months ended September 30, 2020, the Company’s three largest customers accounted for approximately 43%, 28%, and 27%of the Company's total net product revenues from sale of prescription drugs from continuing operations.

The Company has a License and Supply Agreement for Millipred with Watson Laboratories, Inc., which is now part of Teva Pharmaceutical Industries Ltd. ("Teva"). Pursuant to the License and Supply Agreement, the Company is required to make license payments of $75,000 in February and August of each year through April 2021, and purchase inventory on an ad-hoc basis. Dr. Sol Barer is the Chairman of Cerecor's Board of Directors and he also serves as the Chairman of Teva's Board of Directors.

During the third quarter of 2020, the Company received notice from Teva of its termination of the License and Supply Agreement, effective April 1, 2021. Cerecor will continue to have the right under the agreement to sell the existing inventory on hand at April 1, 2021 for a period of six months after such date. The Company is currently in negotiations with Teva to extend the term of the License and Supply Agreement, however there can be no guarantee that any such extension will be granted. Finally, the Company continues to explore strategic alternatives for this product.

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

Diluted net (loss) income per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock units, which are included under the "treasury stock method" when dilutive; and (ii) common stock to be issued upon the exercise of outstanding warrants, which are included under the "treasury stock method" when dilutive. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses. In periods of net loss, losses are allocated to the participating security only if the security has not only the right to participate in earnings, but also a contractual obligation to share in the Company's losses.

The following table sets forth the computation of basic and diluted net (loss) income per share of common stock and preferred stock for the three and nine months ended September 30, 2020 and 2019, which includes both classes of participating securities:

	Three Months Ended
	September 30, 2020
	Common stock		Preferred stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Numerator:
Allocation of undistributed net loss	$(12,234,411)	$(182,214)	$(1,026,729)	$(15,291)
Denominator:
Weighted average shares	74,900,047	74,900,047	1,257,143	1,257,143
Basic and diluted net loss per share	$(0.16)	$(0.01)	$(0.82)	$(0.01)

	Three Months Ended
	September 30, 2019
	Common stock		Preferred stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Numerator:
Allocation of undistributed net loss	$(2,202,802)	$(816,299)	$(727,690)	$(269,663)
Denominator:
Weighted average shares	43,244,481	43,244,481	2,857,143	2,857,143
Basic and diluted net loss per share	$(0.05)	$(0.02)	$(0.26)	$(0.09)

	Nine Months Ended
	September 30, 2020
	Common stock		Preferred stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Numerator:
Allocation of undistributed net (loss) income	$(43,510,912)	$346,965	$(4,730,833)	$37,725
Denominator:
Weighted average shares	63,920,795	63,920,795	1,389,990	1,389,990
Basic and diluted net (loss) income per share	$(0.68)	$0.00	$(3.40)	$0.02

	Nine Months Ended
	September 30, 2019
	Common stock		Preferred stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Numerator:
Allocation of undistributed net loss	$(7,958,896)	$(5,279,871)	$(2,678,162)	$(1,776,672)
Denominator:
Weighted average shares	42,453,928	42,453,928	2,857,143	2,857,143
Basic and diluted net loss per share	$(0.19)	$(0.12)	$(0.94)	$(0.62)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the three months ended September 30, 2020 and 2019, as they could have been anti-dilutive:

	Three and Nine Months Ended
	September 30,
	2020	2019
Stock options	9,548,262	5,297,124
Warrants on common stock	4,024,708	4,024,708
Restricted Stock Units	155,833	267,500

6. Asset Acquisition

Aevi Merger

On February 3, 2020, the Company consummated its two-step merger with Aevi, in accordance with the terms of the Merger Agreement dated December 5, 2019, by and between Cerecor, Genie Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Cerecor ("Merger Sub"), Second Genie Merger Sub, LLC ("Second Merger Sub"), a Delaware limited liability company and wholly owned subsidiary of Cerecor, and Aevi. On February 3, 2020, Merger Sub merged with and into Aevi, with Aevi as the surviving corporation, and as part of the same transaction, Aevi then merged with and into Second Merger Sub, with Second Merger Sub as the surviving entity. The surviving entity from the second merger was renamed Aevi Genomic Medicine, LLC and is disregarded as an entity separate from Cerecor for U.S. federal income tax purposes. Cerecor retained its public reporting and current NASDAQ listing status. Effective upon the close of the Merger, Cerecor entered into an employment agreement with Aevi's Chief Executive Officer, Mike Cola, for him to serve as Cerecor's Chief Executive Officer and an employment agreement with Aevi's Chief Scientific Officer, Dr. Garry Neil, for him to serve as Cerecor's Chief Medical Officer, and appointed Mr. Cola and Dr. Sol Barer to the Company's Board of Directors. Dr. Neil was promoted to Cerecor's Chief Scientific Officer in March 2020. Additionally, the Company extended employment agreements to seven other individuals who were previously employed by Aevi.

The merger consideration included stock valued at approximately $15.5 million, resulting in the issuance of approximately 3.9 million shares of Cerecor common stock to Aevi stockholders, forgiveness of a $4.1 million loan that Cerecor loaned Aevi in December 2019, contingent value rights for up to an additional $6.5 million in subsequent payments based on certain development milestones, payable in either shares of the Company's common stock or in cash at the election of the Company, and transaction costs of $1.5 million.

The fair value of the common stock transferred at closing was approximately $15.5 million using the Company's closing stock price on February 3, 2020. The assets acquired consisted primarily of $24.0 million of acquired in-process research and development ("IPR&D"), $0.3 million of cash and $0.7 million of assembled workforce. Refer to Note 7 for information regarding the valuation of the assembled workforce asset. The Company assumed net liabilities of $5.1 million. The Company recorded this transaction as an asset purchase as opposed to a business combination because management concluded that substantially all the value received was related to one group of similar identifiable assets, which was the IPR&D for two early phase therapies. The Company considered these assets similar due to similarities in the risks of development, stage of development, regulatory pathway, patient populations and economics of commercialization. The fair value of the IPR&D was immediately recognized as acquired in-process research and development expense in the Company's consolidated statement of operations because the IPR&D asset has no alternate use due to the stage of development. The $1.5 million of transaction costs incurred were recorded to acquired IPR&D expense. The assembled workforce asset was recorded to intangible assets and will be amortized over an estimated useful life of two years.

In addition to the issuance of Cerecor common stock, Cerecor agreed to pay contingent consideration of up to an additional $6.5 million related to two future development milestones. The first milestone is the enrollment of a patient in a Phase II study related to CERC-002 for use in pediatric onset Crohn's disease, CERC-006 or CERC-007 prior to February 3, 2022. If this milestone is met, the Company is required to make a milestone payment of $2.0 million. The second milestone is the receipt of a NDA approval for either CERC-006 or CERC-007 from the FDA on or prior to February 3, 2025. If this milestone is met, the Company is required to make a milestone payment of $4.5 million. All milestones are payable in either shares of the Company's common stock or cash, at the election of the Company. The contingent consideration related to the development milestones will be recognized if and when such milestones are probable and can be reasonably estimated. As of the consummation of the Merger on February 3, 2020 and as of September 30, 2020, no contingent consideration related to the development milestone has been recognized. The Company will continue to monitor the development milestones at each reporting period.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

September 30, 2020
Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$32,465,053	$—	$—

	December 31, 2019
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$2,240,230	$—	$—
Investment in Aytu	$—	$7,628,947	$—
*Investments in money market funds are reflected in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

As of September 30, 2020 and December 31, 2019, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities. The carrying amounts reported in the accompanying condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their respective fair values because of the short-term nature of these accounts.

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

In April 2020, Cerecor was permitted to convert the Aytu Preferred Stock into 9,805,845 shares of Aytu’s common stock (the "Aytu Common Shares"), and subsequently sold all of the Aytu Common Shares in a series of transactions in April, pursuant to an effective registration statement, which generated net proceeds of approximately $12.8 million. The sale resulted in a realized gain of $5.2 million, which was recognized in change in fair value of Investment in Aytu within the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2020.

Level 3 Valuation

The table presented below is the summary of changes in the fair value of the Company’s Level 3 valuation for the contingent consideration for the nine months ended September 30, 2019.

Contingent
consideration
Balance at December 31, 2018	$1,256,210
Change in fair value	(1,256,210)
Balance at September 30, 2019	$—

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

The consideration for the TRx Acquisition included certain potential contingent payments. First, pursuant to the TRx Purchase Agreement, the Company would have been required to pay $3.0 million to the sellers if the gross profit related to TRx products equaled or exceeded $12.6 million in 2018. The Company did not achieve this contingent event in 2018 and therefore no value was assigned to the contingent payout. Additionally, pursuant to the TRx Purchase Agreement, the Company was required to pay the following: (1) $2.0 million upon the transfer of the Ulesfia NDA to the Company ("NDA Transfer Milestone"), and (2) $2.0 million upon FDA approval of a new dosage of Ulesfia ("FDA Approval Milestone"). However, as part of a settlement the Company entered into during the second quarter of 2019 with Lachlan Pharmaceuticals, an Irish company controlled by the previous owners of TRx, the Company gave up its right to sell Ulesfia, except for a limited amount of inventory on hand until that inventory is sold or expired. As a result, the settlement released the Company from the potential contingent payments related to the NDA Transfer Milestone and FDA Approval Milestone and therefore no value was assigned to the two milestones as of September 30, 2020 and 2019.

Effective upon the consummation of the Aevi Merger during the first quarter of 2020, Cerecor entered into an employment agreement with Aevi's Chief Executive Officer, Mike Cola, for him to serve as Cerecor's Chief Executive Officer and an employment agreement with Aevi's Chief Scientific Officer, Dr. Garry Neil, for him to serve as Cerecor's Chief Medical Officer. Additionally, the Company extended employment agreements to seven other individuals who were previously employed by Aevi. As a result, the Company recognized an assembled workforce intangible asset of $0.7 million which is a Level 3 non-recurring fair value measurement. The Company utilized the replacement cost method to estimate the fair value of the assembled workforce, which considers the costs Cerecor would have incurred to replace a comparable workforce to the workforce acquired from Aevi. Such costs include, but are not limited to, recruiting costs, training costs and cost of lost productivity. The replacement costs were estimated based on a percentage of each employee's salary. The assembled workforce intangible asset will be amortized over a useful life of two years.

No other changes in valuation techniques or inputs occurred during the nine months ended September 30, 2020 and 2019. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2020 and 2019.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2020 and December 31, 2019 consisted of the following:

	As of
	September 30, 2020	December 31, 2019
Research and development expenses	$3,381,457	$920,901
Compensation and benefits	2,431,358	1,591,964
General and administrative	705,867	360,016
Sales and marketing	142,000	120,056
Sales returns and allowances	1,520,716	2,284,175
Medicaid rebates	93,701	118,271
Lease liability, current	448,659	155,815
Other	86,964	89,054
Total accrued expenses and other current liabilities	$8,810,722	$5,640,252

During the second quarter of 2020, the Company and an executive entered into a separation agreement in which the executive resigned his employment effective April 24, 2020. The former executive serves as an advisor to the Company's Board of Directors and will continue to serve in such role until December 2021 or until terminated by either party upon thirty days' written notice. The former executive will receive $0.8 million in severance, which will be paid over 18 months beginning when his role as advisor to the Board ends. The severance liability, which is reported in other long-term liabilities on the Company's accompanying condensed consolidated balance sheet, is $0.8 million as of September 30, 2020.

9. Capital Structure

According to the Company's amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock, common stock and preferred stock. At September 30, 2020, the total number of shares of capital stock the Company was authorized to issue was 205,000,000 of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

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

Common Stock Warrants

At September 30, 2020, the following common stock warrants were outstanding:

Number of shares	Exercise price	Expiration
underlying warrants	per share	date
22,328	$8.40	October 2020
2,380	$8.68	May 2022
4,000,000	$12.50	June 2024
4,024,708

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

10. Stock-Based Compensation

2016 Equity Incentive Plan

On April 5, 2016, the Company’s board of directors adopted the 2016 Equity Incentive Plan (the “2016 Plan”) as the successor to the 2015 Omnibus Plan (the “2015 Plan”). The 2016 Plan was approved by the Company’s stockholders and became effective on May 18, 2016 (the “2016 Plan Effective Date”). Upon the 2016 Plan Effective Date, the 2016 Plan reserved and authorized up to 600,000 additional shares of common stock for issuance, as well as 464,476 unallocated shares remaining available for grant of new awards under the 2015 Plan. An Amended and Restated 2016 Equity Incentive Plan (the "2016 Amended Plan") was approved by the Company's stockholders in May 2018, which increased the share reserve by an additional 1.4 million shares. A Second Amended and Restated 2016 Equity Incentive Plan (the "2016 Second Amended Plan") was approved by the Company's stockholders in August 2019, which increased the share reserve by an additional 850,000 shares. A Third Amended and Restated Equity Incentive Plan (the "2016 Third Amended Plan") was approved by the Company's stockholders in June 2020 which increased the share reserve by an additional 2,014,400 shares. During the term of the 2016 Third Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. As of September 30, 2020, there were 3,279,035 shares available for future issuance under the 2016 Third Amended Plan.

Option grants expire after ten years. Employee options typically vest over three or four years. Employees typically receive a new hire option grant, as well as an annual grant in the first or second quarter of each year. Options granted to directors typically vest over one or three years. Directors may elect to receive stock options in lieu of board compensation, which vest immediately. For stock options granted to employees and non-employee directors, the estimated grant date fair market value of the Company’s stock-based awards is amortized ratably over the individuals’ service periods, which is the period in which the awards vest. Stock-based compensation expense includes expense related to stock options, restricted stock units and employee stock purchase plan shares. The amount of stock-based compensation expense recognized for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$384,041	$176,261	$1,156,317	$354,347
General and administrative	971,558	473,905	3,959,156	1,139,241
Sales and marketing	91,932	57,168	233,955	134,819
Total stock-based compensation, continuing operations	1,447,531	707,334	5,349,428	1,628,407
Total stock-based compensation, discontinued operations	—	111,459	—	313,789
Total stock-based compensation	$1,447,531	$818,793	$5,349,428	$1,942,196
Stock options with service-based vesting conditions

The Company has granted awards that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. A summary of option activity for the nine months ended September 30, 2020 is as follows:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Balance at December 31, 2019	4,180,606	$4.80	$2.67	7.9
Granted	5,630,953	$3.44	$2.19
Exercised	(50,239)	$1.84	$1.22
Forfeited	(629,300)	$3.26	$1.95
Expired	(583,758)	$5.42	$3.02
Balance at September 30, 2020	8,548,262	$3.99	$2.39	7.9
Exercisable at September 30, 2020	2,729,880	$4.45	$2.49	4.9

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

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. As of September 30, 2020, the aggregate intrinsic value of options outstanding was $0.5 million. The aggregate intrinsic value of options currently exercisable as of September 30, 2020 was $0.4 million. There were 1,135,129 options that vested during the nine months ended September 30, 2020 with a weighted average exercise price of $4.58 per share. The total grant date fair value of shares which vested during the nine months ended September 30, 2020 was $2.9 million.

The Company recognized stock-based compensation expense of $1.1 million and $3.5 million related to stock options with service-based vesting conditions for the three and nine months ended September 30, 2020, respectively. At September 30, 2020, there was $10.9 million of total unrecognized compensation cost related to unvested service-based vesting condition awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.1 years.
Stock options with market-based vesting conditions

The Company has granted options that contain market-based vesting conditions. The following table summarizes the Company's market-based option activity for the nine months ended September 30, 2020:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1)
Balance at December 31, 2019	300,000	$4.98	9.4
Granted	1,000,000	$3.29	9.7
Forfeited	(300,000)
Balance at September 30, 2020	1,000,000	$3.29	9.7
Exercisable at September 30, 2020	500,000			$—
(1) The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal period. Options with a market value less than its exercise value are not included in the intrinsic value amount.

During the second quarter of 2020, 300,000 unvested market-based stock options were forfeited as a result of the resignation of an executive during that quarter. The forfeiture resulted in the reversal of the full expense previously recognized to date on this award of $0.4 million, which was recorded to general and administrative expense for the nine months ended September 30, 2020.

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

The Company recognized stock-based compensation expense of $0.3 million and $0.9 million related to stock options with market-based vesting conditions for the three and nine months ended September 30, 2020, respectively, which includes the reversal of the former executive's forfeited options and the expense related to the market-based options granted during the quarter. At September 30, 2020, there was $0.4 million of total unrecognized compensation cost related to unvested market-based vesting conditions awards. This compensation cost is expected to be recognized over a weighted-average period of 0.4 years.

Stock-based compensation assumptions

The following table shows the assumptions used to compute stock-based compensation expense for stock options with service-based vesting conditions granted to employees and members of the board of directors under the Black-Scholes valuation model for the nine months ended September 30, 2020:

Service-based options
Expected dividend yield	—%
Expected volatility	69.9% - 79.0%
Expected life (in years)	1.75 - 6.25
Risk-free interest rate	0.19% - 1.48%

Restricted Stock Units

The Company has granted restricted stock units ("RSU") to certain employees. The Company measures the fair value of the restricted awards using the stock price on the date of the grant. The restricted shares typically vest annually over a four-year period beginning on the first anniversary of the award. The following table summarizes the Company's RSU activity for the nine months ended September 30, 2020:

	RSUs Outstanding
	Number of shares	Weighted average grant date fair value
Unvested RSUs at December 31, 2019	267,500	$4.92
Vested	(111,667)	$4.93
Unvested RSUs at September 30, 2020	155,833	$4.91

The Company recognized expense of $0.8 million related to RSUs for the nine months ended September 30, 2020.

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

Upon the ESPP Effective Date, the Company reserved and authorized up to 500,000 shares of common stock for issuance under the ESPP. On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP shall automatically increases by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, and (ii) 500,000 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. The number of shares were increased by 443,842 on January 1, 2020. As of September 30, 2020, 1,504,388 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Stock Purchase Plans, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2020.

11. Income Taxes

The Company recognized an income tax benefit of $2.6 million for the nine months ended September 30, 2020 due to a tax law change resulting in the Company's ability to now carry back certain losses. The tax provisions within the CARES Act included temporary changes regarding the utilization and five year carry back of losses generated in 2018, 2019 and 2020, temporary changes regarding interest deductions, technical corrections from prior tax legislation related to qualified improvement property, and various other measures. In the second quarter of 2020, the Company filed a refund claim with the Internal Revenue Service related to its 2017 tax liability by carrying back losses not previously claimed. Additionally, in the fourth quarter of 2020, the Company filed a refund claim related to the Maryland tax carryback. The expense recognized for the three and nine months ended September 30, 2019 of $0.1 million and $0.3 million, respectively, was a result of interest on an unpaid tax liability related to the 2017 tax year and state taxes.

12. Leases

The Company currently occupies two leased properties, both of which serve as administrative office space. The Company determined that both leases are operating leases based on the lease classification test performed at lease commencement.

The annual base rent for the Company's office located in Rockville, Maryland is $161,671, subject to annual 2.5% increases over the term of the lease. The applicable lease provided for a rent abatement for a period of 12 months following the Company's date of occupancy. The lease has an initial term of 10 years from the date the Company makes its first annual fixed rent payment, which occurred in January 2020. The Company has the option to extend the lease two times, each for a period of five years, and may terminate the lease as of the sixth anniversary of the first annual fixed rent payment, upon the payment of a termination fee. As of the lease commencement date, it was not reasonably certain that the Company will exercise the renewal periods or early terminate the lease and therefore the end date of the lease for accounting purposes is January 31, 2030. The Company entered into a sublease for additional administrative office space in Chesterbrook, Pennsylvania in May 2020 (the "Chesterbrook Lease"). The annual base rent under the Chesterbrook Lease is $280,185. The lease expires in November 2021. The weighted average remaining term of the operating leases at September 30, 2020 was 7.7 years.

Supplemental balance sheet information related to the leased property is as follows:

	As of
	September 30, 2020	December 31, 2019
Property and equipment, net	$983,411	$718,626

Accrued expenses and other current liabilities	$448,659	$155,815
Other long-term liabilities	1,093,699	1,111,965
Total operating lease liabilities	$1,542,358	$1,267,780

The operating lease right-of-use ("ROU") assets are included in property and equipment and the lease liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in our condensed consolidated balance sheets. The Company utilized a weighted average discount rate of 7.3% to determine the present value of the lease payments.

The components of lease expense for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost*	$102,284	$32,326	$243,991	$126,467
*Includes short-term leases, which are immaterial.

The following table shows a maturity analysis of the operating lease liability as of September 30, 2020:

Undiscounted Cash Flows
October 1, 2020 through December 31, 2020	$111,474
2021	426,346
2022	173,748
2023	178,092
2024	182,544
2025	187,108
Thereafter	813,638
Total lease payments	$2,072,950
Less implied interest	(530,592)
Total	$1,542,358

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

Settlement Agreement with Former TRx Owners

In November 2017, Cerecor acquired TRx in the TRx Acquisition. Immediately prior to the close of the TRx acquisition, TRx was owned by Fremantle LLC ("Fremantle") and LRS International, LLC ("LRS", and collectively, the "former TRx owners"). Various disputes and claims arose between Cerecor, including a member of Cerecor's board of directors (the "Cerecor Parties"), and the former TRx owners, which ultimately led to the parties entering into a settlement agreement on August 28, 2020. As part of the settlement agreement, Cerecor made a $0.9 million payment to the former TRx owners to settle all known disputes and claims between all parties. Additionally, the settlement agreement released all parties from other disputes and claims whether matured or unmatured and/or whether known or unknown from the beginning of time through the settlement date of August 28, 2020. The Company recognized the $0.9 million charge within general and administrative expenses for the three and nine months ended September 30, 2020.

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

Possible Future Milestone Proceeds for Out-Licensed Compounds

CERC-611 License Assignment

In August 2019, the Company entered into an assignment of license agreement (the "Assignment Agreement") with ES Therapeutics, LLC ("ES Therapeutics"), a wholly-owned subsidiary of Armistice, a significant stockholder of the Company. Pursuant to the Assignment Agreement, the Company assigned and transferred its rights, title, interest, and obligations with respect to CERC-611 to ES Therapeutics. The Company initially licensed the compound from Eli Lilly Company ("Lilly") in September 2016. Under the Assignment Agreement, Armistice paid the Company an upfront payment of $0.1 million. The Company recognized the payment as license and other revenue for the nine months ended September 30, 2019. The Assignment Agreement also provides for: (a) a $7.5 million milestone payment to the Company upon cumulative net sales of licensed products reaching $750.0 million; and (b) a $12.5 million milestone payment to the Company upon cumulative net sales of licensed products reaching $1.3 billion. The Assignment Agreement released the Company of obligations related to CERC-611, including the $1.3 million contingent payment to Lilly upon the first subject dosage of CERC-611 in a multiple ascending dose study. The Assignment Agreement also released the Company from additional potential future payments due to Lilly upon achievement of certain development and commercialization milestones, including the first commercial sale, and milestone payments and royalty on net sales upon commercialization of the compound.

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

Prior to Cerecor entering into the Merger Agreement, in July 2019, Aevi entered into a royalty agreement with Mike Cola, Cerecor's current Chief Executive Officer, Joseph J. Grano, Jr., Kathleen Jane Grano, Joseph C. Grano, The Grano Children's Trust, Joseph C. Grano, trustee and LeoGroup Private Investment Access, LLC on behalf of Garry A. Neil, Cerecor's current Chief Scientific Officer (collectively, the "Investors") in exchange for a one-time aggregate payment of $2 million (the "Royalty Agreement"). Collectively, the Investors will be entitled to an aggregate amount equal to a low-single digit percentage of the aggregate net sales of Astellas Pharma Inc.'s second generation mTORC1/2 inhibitor, CERC-006. At any time beginning three years after the date of the first public launch of CERC-006, Cerecor may exercise, at its sole discretion, a buyout option that terminates any further obligations under the Royalty Agreement in exchange for a payment to Investors of an aggregate of 75% of the net present value of the royalty payments.  A majority of the independent members of the board of directors and the audit committee of Aevi approved the Royalty Agreement.

Cerecor assumed this Royalty Agreement upon closing of the Merger with Aevi and it is recorded as a royalty obligation within the Company's accompanying condensed consolidated balance sheet as of September 30, 2020. Because there is a significant related party relationship between the Company and the Investors, the Company treated its obligation to make royalty payments under the Royalty Agreement as an implicit obligation to repay the funds advanced by the Investors. As the Company makes royalty payments in accordance with the Royalty Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

Aevi Merger possible future milestone payments

A portion of the consideration for the Aevi Merger, which closed on February 3, 2020, includes two future contingent development milestones worth up to an additional $6.5 million. The first milestone is the enrollment of a patient in a Phase II study related to CERC-002 for use in pediatric onset Crohn's disease, CERC-006 or CERC-007 prior to February 3, 2022. If this milestone is met, the Company is required to make a milestone payment of $2.0 million. The second milestone is the receipt of a NDA approval for either CERC-006 or CERC-007 from the FDA on or prior to February 3, 2025. If this milestone is met, the Company is required to make a milestone payment of $4.5 million. All milestones are payable in either shares of the Company's common stock or cash, at the election of the Company.

The contingent consideration related to the development milestones will be recognized if and when such milestones are probable and can be reasonably estimated. As of the consummation of the Merger on February 3, 2020 and as of September 30, 2020, no contingent consideration related to the development milestone has been recognized. The Company will continue to monitor the development milestones at each reporting period.

Ichorion Asset Acquisition possible future milestone payments

In September 2018, the Company acquired Ichorion Therapeutics, Inc. including acquiring three compounds for inherited metabolic disorders known as CDGs (CERC-801, CERC-802 and CERC-803) and one other preclinical compound. Consideration for the transaction included shares of Cerecor common stock and three future contingent development milestones for the acquired compounds worth up to an additional $15.0 million. The first milestone is the first product being approved for marketing by the FDA on or prior to December 31, 2021. If this milestone is met, the Company is required to make a milestone payment of $6.0 million. The second milestone is the second product being approved for marketing by the FDA on or prior to December 31, 2021. If this milestone is met, the Company is required to make a milestone payment of $5.0 million. The third milestone is a protide molecule being approved by the FDA on or prior to December 31, 2023. If this milestone is met, the Company is required to make a milestone payment of $4.0 million. All milestones are payable in either shares of the Company's common stock or cash, at the election of the Company.

The contingent consideration related to the development milestones will be recognized if and when such milestones are probable and can be reasonably estimated. As of September 30, 2020, no contingent consideration related to the development milestone has been recognized. The Company will continue to monitor the development milestones at each reporting period.

14. Payroll Protection Program Loan

The CARES Act provides stimulus measures, including the PPP, to provide certain small businesses with liquidity to support their operations during the COVID-19 pandemic. Cerecor received a $0.4 million PPP Loan during the second quarter of 2020. PPP Loans have a 1% fixed annual interest rate and mature in two years, however are eligible for forgiveness under certain conditions. Cerecor used the loaned funds during the second quarter of 2020 to retain employees and maintain payroll and lease payments, as specified under the Paycheck Protection Program Rule. The Company believes it meets the criteria for forgiveness and plans to submit an application for forgiveness with its lender in the second half of 2020. Once approved by the lender, the lender will submit the forgiveness application to the Small Business Administration (the "SBA") for ultimate approval. The SBA has 90 days from receipt to approve or reject the forgiveness application. The Company incurred the related expense during the second quarter of 2020 and recognized the PPP Loan of $0.4 million as other income within the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2020.

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

Overview

Cerecor Inc. (the "Company" or "Cerecor") is a biopharmaceutical company focused on becoming a leader in development and commercialization of treatments for rare and orphan diseases. The Company is advancing its clinical-stage pipeline of innovative therapies that address unmet patient needs within rare and orphan diseases. The Company's rare disease pipeline includes CERC-801, CERC-802 and CERC-803 ("CERC-800 compounds"), which are therapies for inherited metabolic disorders known as Congenital Disorders of Glycosylation ("CDGs"). The U.S. Food and Drug Administration ("FDA") granted Rare Pediatric Disease Designation ("RPDD") and Orphan Drug Designation ("ODD") to all three CERC-800 compounds, thus potentially qualifying the Company to receive a Priority Review Voucher ("PRV") upon approval of each new drug application ("NDA"). The Company is also developing CERC-002, CERC-006 and CERC-007. CERC-002 is an anti-LIGHT (Lymphotoxin-like, exhibits Inducible expression, and competes with HSV Glycoprotein D for HVEM, a receptor expressed by T lymphocytes) monoclonal antibody being developed for COVID-19 acute respiratory distress syndrome and for severe pediatric-onset Crohn's disease. CERC-006 is a dual mTOR inhibitor being developed for the treatment of complex lymphatic malformations and has been granted ODD and RPDD by the FDA, thus potentially qualifying the Company to receive a fourth PRV upon approval of an NDA. CERC-007 is an anti-IL-18 monoclonal antibody being developed for the treatment of autoimmune inflammatory diseases such as adult onset Still's disease and multiple myeloma.

The Company continues to explore strategic alternatives for its commercialized product, Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions and for its non-core neurology pipeline assets.

On February 3, 2020, the Company closed on its merger (the "Merger" or the "Aevi Merger") with Aevi Genomic Medicine, Inc. ("Aevi"), in which Cerecor acquired the rights to CERC-002, CERC-006 and CERC-007. Additionally, certain members of Aevi's leadership joined Cerecor's management and board of directors, most notably Mike Cola, Chief Executive Officer, Dr. Garry Neil, Chief Scientific Officer and Dr. Sol Barer, Chairman of the Board.

Recent Developments

In October 2020, the Company appointed Gilla Kaplan, Ph.D., to the Board of Directors. Dr. Kaplan brings with her over 30 years of academic and industry experience. The Company believes the addition of Dr. Kaplan to the Board of Directors will provide valuable insights and guidance as the Company advances its pipeline targeting treatments for rare diseases and immune-inflammatory disorders. Additionally, the Company formed a Science and Technology Committee of the Board (the "Committee"), which Dr. Kaplan will chair. Drs. Barer, Bruhn and Persson will serve as members of the Committee. The Committee's responsibilities include, but are not limited to, periodically reviewing, and advising management and the Board of Directors on, matters relating to the Company’s strategic direction and investment in research, development and technology.

Research and Development Updates

In August 2020, the Company announced the publication of a peer-reviewed paper demonstrating significantly elevated free LIGHT levels in the serum of hospitalized patients with severe COVID-19 infection. The publication, titled Levels of the TNF related cytokine, LIGHT, increased in hospitalized COVID-19 patients with Cytokine Release Syndrome and ARDS in the Journal mSphere by David S. Perlin et al, highlights the potential role of the inflammatory cytokine, LIGHT in the development of COVID-19 ARDS. We believe that the publication supports our clinical program evaluating CERC-002 as a potential treatment for patients with severe COVID-19 ARDS. Cerecor is currently enrolling patients in its proof-of-concept trial evaluating the safety and efficacy of CERC-002 in patients with COVID-19 cytokine storm-induced ARDS. The primary objective of the trial is to demonstrate that treatment with CERC-002 results in fewer instances of respiratory failure and death versus the standard of care. Top-line data is expected in the fourth quarter of 2020.

The following chart summarizes key information about our emerging clinical-stage rare disease pipeline and anticipated research & development milestones:

| Core Research & Development Areas | Therapeutic Area | Program | Mechanism of Action | Lead Indication | Development Stage | | | | Anticipated Milestone* |
|---|---|---|---|---|---|---|---|---|---|
| | | | | | Preclin | Phase 1 | Phase 2 | Pivotal Trial | |
| Immunology | Inflammation | CERC-002 | Anti-LIGHT mAb | COVID-19 ARDS | | | | | Top Line Data 4Q 2020 |
| | | CERC-002 | Anti-LIGHT mAb | Severe Pediatric Onset Crohn's | | | | | Initial Data 1Q 2021 |
| | | CERC-007 | Anti-IL-18 mAb | AOSD | | | | | Initial Data 2Q 2021 |
| Oncology | Blood Cancers | CERC-007 | Anti-IL-18 mAb | Multiple Myeloma | | | | | Initial Data 1Q 2021 |
| Rare Genetic Disorders | Complex Lymphatic Malformations | CERC-006‡ | Dual mTOR inhibitor | Complex Lymphatic Malformations | | | | | Initial Data 2Q 2021 |
| | Congenital Disorders of Glycosylation | CERC-801‡ | D-Galactose replacement | PGM1-CDG | | | | | Pivotal Trial Data 2021 |
| | | CERC-802‡ | D-Mannose replacement | MPI-CDG | | | | | Pivotal Trial Data 2021 |
| | | CERC-803‡ | L-Fucose replacement | LADII-CDG | | | | | IND 4Q 2020 |

**Footnotes:**

‡ Orphan Drug Designation, Rare Pediatric Disease Designation; Eligibility for Priority Review Voucher Upon Approval

*The anticipated milestones within are forward-looking statements that are subject to significant risks and uncertainties and therefore subject to change based on various factors (many of which are beyond the Company's control). Refer to the Company's Risk Factors disclosed in Item 1A in this Quarterly Report on Form 10-Q.

Our Strategy
Our strategy for increasing stockholder value includes:

•Advancing our pipeline of compounds through development and to regulatory approval;
•Acquiring or licensing rights to targeted, complementary differentiated preclinical and clinical stage assets;
•Developing the go-to-market strategy to quickly and effectively market, launch, and distribute each of our assets that receive regulatory approval;
•Opportunistically out-licensing rights to indications or geographies; and
•Opportunistically out-licensing rights to, or sale of, non-core assets.

Results of Operations

During the fourth quarter of 2019, the Company sold to Aytu BioScience its rights, titles and interest in, assets relating to its Pediatric Portfolio, namely Aciphex® Sprinkle™, Cefaclor for Oral Suspension, Karbinal™ ER, Flexichamber™ , Poly-Vi-Flor® and Tri-Vi-Flor™ (the "Pediatric Portfolio"), as well as the corresponding commercial infrastructure consisting of the right to offer employment to Cerecor’s sales force and the assignment of supporting commercial contracts, retaining as our only commercial product, Millipred, an oral prednisolone indicated across a wide variety of inflammatory conditions (the "Aytu Divestiture"). As a result, the Pediatric Portfolio met all conditions required in order to be classified as discontinued operations. Accordingly, unless otherwise noted, the following section focuses on results of operations from continuing operations only for all periods discussed.

Comparison of the Three Months Ended September 30, 2020 and 2019

Product Revenue, net

Net product revenue was $1.1 million for the three months ended September 30, 2020, as compared to $2.1 million for the three months ended September 30, 2019. During the second quarter of 2019, the Company entered into a settlement agreement related to the Ulesfia product in which Cerecor gave up its rights to sell the product, except for the limited amount of inventory on hand (which was depleted in the fourth quarter of 2019). Therefore, net product revenue for the three months ended September 30, 2019 include sales of the Ulesfia and Millipred products while sales for the same period in 2020 include sales of Millipred only, which was the reason for substantially all of the period-to-period decrease in net product revenue.

During the third quarter of 2020, the Company received notice from Teva Pharmaceutical Industries Ltd. ("Teva") of its termination of the License and Supply Agreement for the Millipred product, effective April 1, 2021, however the agreement allows for the Company to sell the existing inventory on hand at April 1, 2021 for a period of six months after such date. The Company is currently in negotiations with Teva to extend the term of the License and Supply Agreement, however there can be no guarantee that any such extension will be granted. Dr. Sol Barer is the Chairman of Cerecor's Board of Directors and he also serves as the Chairman of Teva's Board. Finally, the Company continues to explore strategic alternatives for this product.

License and Other Revenue

During the third quarter of 2019, the Company assigned and transferred its rights, title, interest, and obligations with respect to CERC-611 to ES Therapeutics in exchange for initial gross proceeds of $0.1 million, which was recognized as license and other revenue for the three months ended September 30, 2019. The Company is also eligible for potential milestone payments upon achievement of certain targets of cumulative net sales of the licensed product. There was no license and other revenue for the three months ended September 30, 2020.

Cost of Product Sales

Cost of product sales was $0.1 million for the three months ended September 30, 2020, which was substantially the same as the cost of product sales for the three months ended September 30, 2019.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019

	(in thousands)
Preclinical expenses	$1,105	$182
Clinical expenses	2,768	654
CMC expenses	3,200	1,382
Internal expenses not allocated to programs:
Salaries, benefits and related costs	1,377	581
Stock-based compensation expense	384	176
Other	38	(1,232)
	$8,872	$1,743

Research and development expenses increased $7.1 million for the three months ended September 30, 2020 compared to the same period in 2019. The overall increase was driven by an increase in research and development activities during 2020 as the Company expanded and advanced its pipeline assets, including the rights to the additional assets acquired in the Aevi Merger.

Clinical expenses increased $2.1 million primarily due to costs incurred for the CERC-002 proof-of-concept trial in patients with COVID-19 induced ARDS, which began in July 2020. Additionally, clinical expenses were higher for the CERC-800 programs as we continued to advance the programs. Chemistry, Manufacturing, and Controls ("CMC") expenses increased $1.8 million due to additional spending on manufacturing to support clinical development of the expanded pipeline. Preclinical expenses increased $0.9 million primarily due to the development of a more robust pipeline given the rights acquired to develop additional assets in the Aevi Merger.

Salaries, benefits and related costs increased by $0.8 million mainly due to an increase in headcount as a result of the Aevi Merger and salary-related costs to grow our research and development activities as we continue to invest in our expanded pipeline.

The $1.3 million increase to other expenses was primarily driven by the reversal of $1.3 million of research and development expense for the three months ended September 30, 2019, which was reversed as a result of the Company's assignment of the CERC-611 license agreement to ES Therapeutics in the third quarter of 2019. As part of the assignment, the Company was released of a contingent payment liability of $1.3 million due to Eli Lilly Company ("Lilly") upon the first subject dosage of CERC-611 in a multiple ascending dose study, which was previously recorded as a license obligation on the balance sheet. The decrease of the license obligation to $0 as of September 30, 2019 resulted in an offset of research and development expense for the three months ended September 30, 2019. There was no such reversal in the three months ended September 30, 2020, resulting in an overall increase as compared to the same prior year period.

We expect research and development expenses to continue to outpace historic periods prior to the Aevi Merger, as the Company advances its expanded pipeline.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019

	(in thousands)
Salaries, benefits and related costs	$957	$852
Legal, consulting and other professional expenses	2,389	1,197
Stock-based compensation expense	972	474
Other	255	115
	$4,573	$2,638

General and administrative expenses were $4.6 million for the three months ended September 30, 2020, which represents a $1.9 million increase from the prior year period. The overall increase was largely driven by a $1.2 million increase in legal, consulting and other professional expenses. The increase in legal, consulting and other professional expenses was largely related to the settlement agreement entered into during the quarter with the former owners of TRx Pharmaceuticals, LLC ("TRx"), which Cerecor acquired in 2017 (and partially divested in 2019 as part of the Aytu Divestiture). As part of the settlement, Cerecor made a $0.9 million payment to the former TRx owners to settle all known disputes and claims between all parties, which was recognized within general and administrative expenses (refer to Note 13 to our unaudited condensed consolidated financial statements for more information).

Stock-based compensation expense increased $0.5 million as a result of $0.3 million of expense recognized related to equity awards granted to new executive leadership and board members appointed in 2020.

Sales and Marketing Expenses

The following table summarizes our sales and marketing expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019

	(in thousands)
Salaries, benefits and related costs	$214	$127
Stock-based compensation expense	92	58
Advertising and marketing expense	141	25
Other	15	5
	$462	$215

Sales and marketing expenses of continuing operations consist of expenses related to advertising and marketing initiatives to support the go-to-market strategy of our pipeline assets and the respective salaries and stock-based compensation to support such initiatives. The overall $0.2 million increase was primarily driven by a $0.1 million increase in advertising and marketing expense related to market research and a $0.1 million increase in salaries, benefits and related costs driven by increased headcount to support such initiatives.

Amortization Expense

The following table summarizes our amortization expense for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019

	(in thousands)
Amortization of intangible assets	$404	$335

Amortization expense relates primarily to the amortization of the assembled workforce acquired as part of the Aevi Merger in the first quarter of 2020 and the amortization of the Millipred product marketing rights acquired as part of the acquisition of TRx in 2017. As a result of the asset acquisition accounting treatment of the Aevi Merger, the Company recorded an assembled workforce intangible asset of $0.7 million, which was assigned a two-year useful life. Therefore, the $0.1 million increase to amortization expense was primarily driven by the amortization of the assembled workforce acquired in the Aevi Merger.

Income Tax Expense

The following table summarizes our income tax expense for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019

	(in thousands)
Income tax (benefit) expense	$3	$122

The Company recognized an income tax expense of $0.1 million for the three months ended September 30, 2019 as a result of estimated cash taxes and deferred taxes related to the amortization of tax deductible goodwill, as well as interest on an unpaid tax liability.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Product Revenue, net

Net product revenue was $5.2 million for the nine months ended September 30, 2020, as compared to $6.1 million for the nine months ended September 30, 2019. During the second quarter of 2019, the Company entered into a settlement agreement related to the Ulesfia product in which Cerecor gave up its rights to sell the product, except for the limited amount of inventory on hand (which was depleted in the fourth quarter of 2019). Therefore, net product revenue for the nine months ended September 30, 2019 includes sales of the Ulesfia and Millipred products while sales for the same period in 2020 include sales of Millipred only, which was the reason for substantially all of the period-to-period decrease in net product revenue.

During the third quarter of 2020, the Company received notice from Teva of its termination of the License and Supply Agreement for the Millipred product, effective April 1, 2021, however the agreement allows for the Company to sell the existing inventory on hand at April 1, 2021 for a period of six months after such date. The Company is currently in negotiations with Teva to extend the term of the License and Supply Agreement, however there can be no guarantee that any such extension will be granted. Dr. Sol Barer is the Chairman of Cerecor's Board of Directors and he also serves as the Chairman of Teva's Board of Directors. Finally, the Company continues to explore strategic alternatives for this product.

License and Other Revenue

During the third quarter of 2019, the Company assigned and transferred its rights, title, interest, and obligations with respect to CERC-611 to ES Therapeutics in exchange for initial gross proceeds of $0.1 million, which was recognized as license and other revenue for the nine months ended September 30, 2019. The Company is also eligible for potential milestone payments upon achievement of certain targets of cumulative net sales of the licensed product. There was no license and other revenue for the nine months ended September 30, 2020.

Cost of Product Sales

Cost of product sales were $0.2 million for the nine months ended September 30, 2020, as compared to $(0.6) million for the nine months ended September 30, 2019. During the second quarter of 2019, the Company entered into a settlement agreement related to the Ulesfia product, which fully released the Company of its minimum purchase obligations and minimum royalty provisions related to the Ulesfia product resulting in a reversal of expense of approximately $1.6 million. The reversal of expense was partially offset by minimum royalty obligations related to the Ulesfia product recognized in the first quarter of 2019 prior to entering into the settlement agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Preclinical expenses	$4,019	$1,842
Clinical expenses	4,663	3,800
CMC expenses	5,721	2,595
Internal expenses not allocated to programs:
Salaries, benefits and related costs	3,891	1,489
Stock-based compensation expense	1,156	354
Other	106	(1,223)
	$19,556	$8,857

Research and development expenses increased $10.7 million for the nine months ended September 30, 2020 compared to the same period in 2019. The overall increase was driven by an increase in research and development activities in 2020 as the Company expanded and advanced its pipeline assets, including the rights to the additional assets acquired in the Aevi Merger.

CMC expenses increased $3.1 million due to additional spending on manufacturing to support development of the Company's expanded pipeline. Similarly, preclinical expenses increased $2.2 million primarily due to the development of a more robust pipeline given the rights acquired to develop additional assets in the Aevi Merger. Clinical expenses increased $0.9 million primarily due to costs incurred for the CERC-002 proof-of-concept trial in patients with COVID-19 ARDS, which began in July 2020, and additional spending related to development of the other core pipeline assets, partially offset by decreased spend on the non-core neurology assets.

Salaries, benefits and related costs increased by $2.4 million mainly due to an increase in headcount as a result of the Aevi Merger and salary-related costs to grow our research and development activities as we continue to invest in our expanded pipeline. Stock-based compensation increased by $0.8 million mainly due to an increase in stock option grants as a result of the increased headcount.

The $1.3 million increase to other expenses was primarily driven by the reversal of $1.3 million of research and development expense for the nine months ended September 30, 2019, which was reversed as a result of the Company's assignment of the CERC-611 license agreement to ES Therapeutics in the third quarter of 2019. As part of the assignment, the Company was released of a contingent payment liability of $1.3 million to Lilly upon the first subject dosage of CERC-611 in a multiple ascending dose study, which was previously recorded as a license obligation on the balance sheet. The decrease of the license obligation to $0 as of September 30, 2019 resulted in an offset of research and development expense for the nine months ended September 30, 2019. There was no such reversal in the nine months ended September 30, 2020, thus resulting in an overall increase as compared to the same prior year period.

We expect research and development expenses to continue to outpace historic periods prior to the Aevi Merger, as the Company advances its expanded pipeline.

Acquired In-Process Research and Development Expenses

On February 3, 2020, the Company consummated its merger with Aevi, which was recorded as an asset acquisition. As a result, the Company acquired $25.5 million of in-process research and development ("IPR&D"). The fair value of the IPR&D was immediately recognized as acquired in-process research and development expense as the IPR&D asset has no other alternate use due to the stage of development. There was no acquired in-process research and development expense for the nine months ended September 30, 2019.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Salaries, benefits and related costs	$3,725	$3,308
Legal, consulting and other professional expenses	4,977	2,858
Stock-based compensation expense	3,963	1,139
Other	685	349
	$13,350	$7,654

General and administrative expenses increased $5.7 million for the nine months ended September 30, 2020 compared to the same period in 2019. The increase was largely driven by a $2.8 million increase to stock-based compensation expense as a result of equity awards granted to newly appointed executive leadership and board members.

The increase in legal, consulting and other professional expenses by $2.1 million was largely related to a $0.9 million expense recognized related to a payment made pursuant to a settlement agreement entered into during the third quarter with the former owners of TRx; refer to Note 13 to our unaudited condensed consolidated financial statements for more information. The remainder of this increase was attributable to a variety of factors including increased recruiting costs incurred to grow research and development headcount to support the expanded pipeline development.

Sales and Marketing Expenses

The following table summarizes our sales and marketing expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Salaries, benefits and related costs	$530	$433
Stock-based compensation expense	234	135
Advertising and marketing expense	989	362
Other	39	6
	$1,792	$936

Sales and marketing expenses of continuing operations consist of expenses related to advertising and marketing initiatives to support the go-to-market strategy of our pipeline assets and the respective salaries and stock-based compensation to support such initiatives. The overall $0.9 million increase was driven by a $0.6 million increase in advertising and marketing expense related to market research, a $0.1 million increase in salaries, benefits and related costs driven by increased headcount to support such initiatives and a $0.1 million increase in stock-based compensation expense driven by an increase in stock option grants as a result of the Company's annual grant in April 2020 and increased headcount as a result of the Aevi Merger.

Amortization Expense

The following table summarizes our amortization expense for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Amortization of intangible assets	1,238	1,004

Amortization expense relates to the amortization of the assembled workforces acquired as part of the Aevi Merger in the first quarter of 2020 and the Ichorion Acquisition in September 2018 and the amortization of the Millipred product marketing rights acquired as part of the acquisition of TRx in 2017. As a result of the asset acquisition accounting treatment of the Aevi Merger, the Company recorded an assembled workforce intangible asset of $0.7 million, which was assigned a two-year useful life. Therefore, the $0.2 million increase to amortization expense was primarily driven by the amortization of the assembled workforce acquired as part of the Aevi Merger.

Change in fair value of contingent consideration

The following table summarizes our change in fair value of contingent consideration for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Change in fair value of contingent consideration	—	(1,256)

The Company recognized a gain on the change in fair value of contingent consideration of $1.3 million for the nine months ended September 30, 2019. The contingent consideration was related to the potential for future payment of consideration that was contingent upon the achievement of operation and commercial milestones related to the Ulesfia product, which was acquired as part of the Company's acquisition of TRx in 2017.

During the second quarter of 2019, the Company entered into a settlement agreement related to the Ulesfia product, which released the Company from the potential contingent payments related to the TRx acquisition, reducing the fair value down to $0. This represented a gain on the change of fair value of contingent consideration of $1.3 million for the nine months ended September 30, 2019. As the Company was released from the contingent payment in 2019, there is no change in fair value of contingent consideration for the nine months ended September 30, 2020.

Other Income, Net

The following table summarizes our other income, net for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Change in fair value of Investment in Aytu	5,208	—
Other income, net	447	83
	$5,655	$83

Other income, net increased $5.6 million for the nine months ended September 30, 2020 as compared to the prior year period. Other income, net is mainly comprised of a $5.2 million gain on change in the fair value of the Company's Investment in Aytu. As consideration of the Aytu Divestiture in November 2019, the Company received 9,805,845 shares of Aytu Series G Preferred Stock, which was remeasured at the current fair value each reporting period. In April 2020, the Company converted its shares of Aytu Preferred Stock into 9.8 million shares of common and sold that common stock for net proceeds of approximately $12.8 million, thus representing a realized gain of $5.2 million from December 31, 2019. The gain was primarily driven by a significant increase in Aytu's stock price from December 31, 2019 to the dates the Company sold its shares of Aytu common stock in mid-April 2020. Additionally, the Company recognized $0.4 million of other income for the nine months ended September 30, 2020 related to the Payroll Protection Program ("PPP") Loan received during the second quarter of 2020. The Company believes it meets the criteria for loan forgiveness and therefore recognized $0.4 million as other income for the nine months ended September 30, 2020. Both transactions were unique to 2020, thus causing the increase as compared to the prior year period.

Income Tax (Benefit) Expense

The following table summarizes our income tax (benefit) expense for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Income tax (benefit) expense	(2,608)	306

The Company recognized an income tax benefit of $2.6 million for the nine months ended September 30, 2020 and income tax expense of $0.3 million for the nine months ended September 30, 2019. The tax benefit recognized for the nine months ended September 30, 2020 was a result of a current year tax law change and the ability of the Company to now carry back certain losses related to the CARES Act and related state tax provisions. Such benefit was recognized in the first and second quarters. The expense recognized for the nine months ended September 30, 2019 was a result of estimated cash taxes and deferred taxes related to the amortization of tax deductible goodwill, as well as interest on an unpaid tax liability.

Liquidity and Capital Resources

In June 2020, the Company closed an underwritten public offering of 15,180,000 shares of its common stock (inclusive of 1,980,000 shares that were sold pursuant to the underwriter’s full exercise of its option to purchase additional shares of Cerecor’s common stock) for net proceeds of approximately $35.4 million. In March 2020, the Company entered into a securities purchase agreement with its largest stockholder, Armistice Capital, LLC ("Armistice"), pursuant to which the Company sold 1,951,219 shares of the Company’s common stock for net proceeds of approximately $3.9 million. In February 2020, the Company closed a registered direct offering with institutional investors of 1,306,282 shares of the Company's common stock for net proceeds of approximately $5.1 million. Additionally, in April 2020, the Company converted its shares of Aytu preferred stock that were acquired in the fourth quarter of 2019 to Aytu common stock, which it subsequently sold for net proceeds of approximately $12.8 million. As of September 30, 2020, Cerecor had $33.4 million in cash and cash equivalents.

In order to meet its cash flow needs, the Company applies a disciplined decision-making methodology as it evaluates the optimal allocation of the Company's resources between investing in the Company's existing pipeline assets and acquisitions or in-licensing of new assets. For the nine months ended September 30, 2020, Cerecor generated a net loss of $47.9 million and negative cash flows from operations of $26.2 million. As of September 30, 2020, Cerecor had an accumulated deficit of $162.1 million.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, the Company expects to incur additional losses in the future in connection with its research and development activities and will require additional financing to fund its operations and to continue to execute its business strategy. The Company plans to use its current cash on hand, the anticipated cash flows from the Company's profits from Millipred product sales and/or the potential proceeds from a possible out-license or sale of Millipred to a third party to offset costs related to development of its pipeline assets, business development, and costs associated with its organizational infrastructure; however, Cerecor expects to continue to incur significant expenses and operating losses for the immediate future as it continues to invest in the Company's pipeline assets. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional equity and/or debt capital, sell non-core assets and/or obtain government funding; however, there can be no assurance that it will be able to do so nor that such activities will generate sufficient amounts, if any, on terms acceptable to the Company. Over the long term, the Company's ultimate ability to achieve and maintain profitability will depend on, among other things, the development, regulatory approval, and commercialization of its pipeline assets, and the potential receipt and sale of any PRVs it receives, in order to support its cost structure and pipeline asset development.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements included in this Quarterly Report were issued. To alleviate these conditions, the Company is evaluating the potential out-licensing or sale of Millipred, its non-core pipeline assets, sale of rights to any future issued PRVs, equity or debt financings, collaborations, other out-licensing arrangements, strategic alliances, federal and private grants, marketing, other distribution or licensing arrangements, or the sale of current or future assets. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible or suspend or curtail planned programs. Due to the uncertainty regarding future financings and other potential options to raise additional funds, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the financial statements in this Quarterly Report were issued.

Uses of Liquidity

The Company uses cash to fund research and development expenses related to its core asset pipeline, business development and costs associated with its organizational infrastructure.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Net cash provided by (used in):
Operating activities	$(26,164)	$(17,454)
Investing activities	11,523	(262)
Financing activities	44,584	12,424
Net increase (decrease) in cash and cash equivalents	$29,943	$(5,292)

Net cash used in operating activities

Net cash used in operating activities was $26.2 million for the nine months ended September 30, 2020, consisting primarily of a net loss of $47.9 million, which was driven by increased research and development activities as the Company continued to fund its pipeline of development assets and non-cash adjustments to reconcile net loss to net cash used in operating activities including a $5.2 million realized gain related to the change in fair value of the Investment in Aytu and a $1.8 million gain related to the change in value of the Guarantee associated with the Aytu Divestiture. This decrease was offset by the following non-cash adjustments: non-cash acquired IPR&D expense of $25.5 million and non-cash stock-based compensation of $5.4 million. Additionally, changes in net liabilities increased by $3.9 million, mainly driven by a $4.2 million decrease in other receivables, a $0.7 million decrease in prepaid expenses and a $1.8 million increase in accrued expenses, partially offset by a $0.5 million decrease in accounts payable.

Net cash used in operating activities was $17.5 million for the nine months ended September 30, 2019 and consisted primarily of a net loss of $17.7 million, which was driven by increased research and development activities as the Company continued to fund its pipeline of development assets and also by increased sales and marketing expenses incurred to support commercial sales activities. The net loss was partially offset by non-cash depreciation and amortization of $3.3 million, non-cash impairment of intangible assets of $1.4 million related to the impairment of an intangible asset (of discontinued operations), non-cash stock-based compensation expense of $1.9 million, and changes in working capital, primarily, a decrease in accrued expenses and other liabilities of $6.6 million offset by a decrease in other receivables of $5.3 million.

The Company's net cash used in operating activities includes offsets from the collection of sales from Millipred. During the third quarter of 2020, the Company received notice from Teva of its termination of the License and Supply Agreement for the Millipred product, effective April 1, 2021, however the agreement allows for the Company to sell the existing inventory on hand at April 1, 2021 for a period of six months after such date. The Company is currently in negotiations with Teva to extend the term of the License and Supply Agreement, however there can be no guarantee that any such extension will be granted. Dr. Sol Barer is the Chairman of Cerecor's Board of Directors and he also serves as the Chairman of Teva's Board. Finally, the Company continues to explore strategic alternatives for this product.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $11.5 million for the nine months ended September 30, 2020 and consisted primarily of net proceeds of $12.8 million from the sale of the Aytu common stock during the second quarter of 2020 underlying the Company's previous Investment in Aytu, slightly offset by transaction costs incurred as part of the Aevi Merger.

Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2020 and consisted primarily of the purchase of property and equipment in connection with the Company occupying its corporate headquarters during the first quarter of 2019.

Net cash provided by financing activities

Net cash provided by financing activities was $44.6 million for the nine months ended September 30, 2020 and consisted primarily of net proceeds of $35.4 million from an underwritten public offering of common stock for 15,180,000 shares of common stock of the Company. The Company also received net proceeds of $5.1 million from a registered direct offering with certain institutional investors, which included Armistice, that closed in February 2020 for the sale of 1,306,282 shares of common stock of the Company and net proceeds of $3.9 million from a private placement of equity securities with Armistice during March 2020.

Net cash provided by financing activities was $12.4 million for the nine months ended September 30, 2019 and consisted primarily of net proceeds of approximately $9.0 million from the underwritten public offering of common stock for 1,818,182 shares of common stock of the Company. The Company also received net proceeds of $3.7 million from a private placement of equity securities with Armistice during the third quarter of 2019. Additionally, for the nine months ended September 30, 2019, the Company received net proceeds of $0.3 million of proceeds from exercise of stock options and warrants and $0.1 million of proceeds from sales of common stock under the employee stock purchase plan. The increase was partially offset by $0.6 million payment of contingent consideration related to the Avadel pediatric product's acquisition.

Critical Accounting Policies, Estimates, and Assumptions

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report, which have been prepared in accordance with GAAP. In preparing the financial statements in conformity with GAAP, the Company makes estimates and assumptions that have an impact on assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, revenue recognition, cost of product sales, stock-based compensation, fair value measurements (including those relating to the Guarantee and Investment in Aytu), cash flows used in management's going concern assessment, income taxes, goodwill, and other intangible assets and clinical trial accruals. The Company believes, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 11, 2020 except for the recently adopted accounting standards described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2020

Off-Balance Sheet Arrangements

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In November 2017, Cerecor acquired TRx Pharmaceuticals, LLC ("TRx") and its wholly-owned subsidiaries, including Zylera Pharmaceuticals, LLC, and its franchise of commercial medications (the "TRx Acquisition"). TRx was owned by Fremantle LLC ("Fremantle") and LRS International, LLC ("LRS", and collectively, the "former TRx owners"). Various disputes and claims arose between Cerecor, including a member of Cerecor's board of directors (the "Cerecor Parties"), and the former TRx owners, which ultimately led to the parties entering into a settlement agreement on August 28, 2020. As part of the settlement agreement, Cerecor made a $0.9 million payment to the former TRx owners to settle all known disputes and claims between all parties. Additionally, the settlement agreement released all parties from other disputes and claims whether matured or unmatured and/or whether known or unknown from the beginning of time through the settlement date of August 28, 2020. The Company recognized the $0.9 million charge within general and administrative expenses for the three and nine months ended September 30, 2020.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 11, 2020, our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020 and our Current Report on Form 8-K filed with the SEC on June 9, 2020 which could materially affect our business, financial condition, or future results. Our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in the Form 10-K, 10-Q and 8-K referenced above. The risks described in the Form 10-K, 10-Q and 8-K referenced above are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2020 and 2019; and (v) Notes to Unaudited Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL (included in Exhibit 101).

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

Cerecor Inc.

Date: November 9, 2020	/s/ Christopher Sullivan
Christopher Sullivan
Interim Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer and principal accounting officer)