Form 10-Q
period 2021-03-31
Cerecor Inc.
filed 2021-05-13
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2021
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
As of May 11, 2021, the registrant had 95,471,843 shares of common stock outstanding.

CERECOR INC.

FORM 10-Q

For the Quarter Ended March 31, 2021

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,292	$18,919
Accounts receivable, net	3,130	2,177
Other receivables	2,056	2,208
Inventory, net	—	3
Prepaid expenses and other current assets	2,465	2,660
Restricted cash, current portion	153	38
Total current assets	46,096	26,005
Property and equipment, net	1,530	1,607
Intangible assets, net	1,161	1,585
Goodwill	14,409	14,409
Restricted cash, net of current portion	149	149
Total assets	$63,345	$43,755
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,913	$2,574
Accrued expenses and other current liabilities	14,238	11,310
Current liabilities of discontinued operations	209	1,341
Total current liabilities	26,360	15,225
Royalty obligation	2,000	2,000
Deferred tax liability, net	111	90
Other long-term liabilities	1,719	1,878
Total liabilities	30,190	19,193
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 89,104,816 and 75,004,127 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	89	75
Preferred stock—$0.001 par value; 5,000,000 shares authorized at March 31, 2021 and December 31, 2020; 1,257,143 shares issued and outstanding at March 31, 2021 and December 31, 2020	1	1
Additional paid-in capital	241,535	202,276
Accumulated deficit	(208,470)	(177,790)
Total stockholders’ equity	33,155	24,562
Total liabilities and stockholders’ equity	$63,345	$43,755

See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Product revenue, net	$473	$2,754
Total revenues, net	473	2,754

Operating expenses:
Cost of product sales	77	66
Research and development	25,206	4,768
Acquired in-process research and development	—	25,549
General and administrative	4,911	2,676
Sales and marketing	435	677
Amortization expense	424	431
Total operating expenses	31,053	34,167
	(30,580)	(31,413)
Other income:
Change in fair value of Investment in Aytu	—	7,080
Other income	—	11
Interest income	17	10
Total other income, net from continuing operations	17	7,101
Loss from continuing operations before taxes	(30,563)	(24,312)
Income tax expense (benefit)	11	(2,157)
Loss from continuing operations	$(30,574)	$(22,155)
(Loss) income from discontinued operations, net of tax	(106)	1,038
Net loss	$(30,680)	$(21,117)

Net (loss) income per share of common stock, basic and diluted:
Continuing operations	$(0.32)	$(0.36)
Discontinued operations	(0.00)	0.02
Net loss per share of common stock, basic and diluted	$(0.32)	$(0.34)

Net (loss) income per share of preferred stock, basic and diluted:
Continuing operations	$(1.61)	$(1.78)
Discontinued operations	(0.01)	0.08
Net loss per share of preferred stock, basic and diluted	$(1.62)	$(1.70)

See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Common stock		Preferred Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Three Months Ended March 31, 2021
Balance, December 31, 2020	75,004,127	$75	1,257,143	$1	$202,276	$(177,790)	$24,562
Issuance of shares of common stock and pre-funded warrants in underwritten public offering, net	13,971,889	14	—	—	37,639	—	37,653
Exercise of stock options and warrants	128,800	—	—	—	172	—	172
Stock-based compensation	—	—	—	—	1,448	—	1,448
Net loss	—	—	—	—	—	(30,680)	(30,680)
Balance, March 31, 2021	89,104,816	$89	1,257,143	$1	$241,535	$(208,470)	$33,155

	Common stock		Preferred Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Three Months Ended March 31, 2020
Balance, December 31, 2019	44,384,222	$44	2,857,143	$3	$135,239	$(114,291)	$20,995
Conversion of preferred stock to common stock	8,000,000	8	(1,600,000)	(2)	(6)	—	—
Issuance of shares related to Aevi Merger	3,893,361	4	—	—	15,492	—	15,496
Issuance of shares pursuant to registered direct offering, net of offering costs	1,306,282	1	—	—	5,135	—	5,136
Issuance of shares pursuant to common stock private placement, net of offering costs	1,951,219	2	—	—	3,886	—	3,888
Exercise of stock options and warrants	25,168	—	—	—	74	—	74
Stock-based compensation	—	—	—	—	1,116	—	1,116
Net loss	—	—	—	—	—	(21,117)	(21,117)
Balance, March 31, 2020	59,560,252	$59	1,257,143	$1	$160,936	$(135,408)	$25,588
See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(30,680)	$(21,117)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	451	453
Stock-based compensation	1,448	1,116
Acquired in-process research and development, including transaction costs	—	25,549
Deferred taxes	21	21
Change in fair value of Investment in Aytu	—	(7,080)
Change in value of Guarantee	—	(1,755)
Change in fair value of warrant liability and unit purchase option liability	—	(11)
Changes in assets and liabilities:
Accounts receivable, net	(953)	(696)
Other receivables	152	(1,963)
Inventory, net	3	5
Prepaid expenses and other assets	195	23
Accounts payable	9,339	251
Income taxes payable	—	(551)
Accrued expenses and other liabilities	1,724	(142)
Lease liability, net	(16)	158
Net cash used in operating activities	(18,316)	(5,739)
Investing activities
Net cash paid in merger with Aevi	—	(1,251)
Purchase of property and equipment	(21)	—
Net cash used in investing activities	(21)	(1,251)
Financing activities
Proceeds from issuance of common stock and pre-funded warrants in underwritten public offering, net	37,653	—
Proceeds from registered direct offering, net	—	5,136
Proceeds from sale of shares pursuant to common stock private placement, net	—	3,888
Proceeds from exercise of stock options and warrants	172	74
Net cash provided by financing activities	37,825	9,098
Increase in cash, cash equivalents and restricted cash	19,488	2,108
Cash, cash equivalents, and restricted cash at beginning of period	19,106	3,729
Cash, cash equivalents, and restricted cash at end of period	$38,594	$5,837
Supplemental disclosures of cash flow information
Cash paid for taxes	$—	$316
Supplemental disclosures of non-cash activities
Issuance of common stock in Aevi Merger	$—	$15,496

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2021	2020

Cash and cash equivalents	$38,292	$5,659
Restricted cash, current	153	65
Restricted cash, non-current	149	113
Total cash, cash equivalents and restricted cash	$38,594	5,837
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

The Company’s rare disease pipeline includes CERC-801, CERC-802 and CERC-803 (“CERC-800 compounds”), which are in development for therapies for congenital disorders of glycosylation and CERC-006, an oral mTORC1/2 inhibitor in development for the treatment of complex lymphatic malformations. The Company is also developing two monoclonal antibodies, CERC-002 and CERC-007. CERC-002 targets the cytokine LIGHT (TNFSF14) and is in clinical development for the treatment of severe pediatric-onset Crohn’s disease and COVID-19 acute respiratory distress syndrome. CERC-007 targets the cytokine IL-18 and is in clinical development for the treatment of Still’s disease (adult onset Still’s disease and systemic juvenile idiopathic arthritis) and multiple myeloma. CERC-006, 801, 802 and 803 have all received Orphan Drug Designation and Rare Pediatric Disease Designation, which makes all four eligible for a priority review voucher (“PRV”) upon approval from the U.S. Food and Drug Administration (“FDA”).

The Company continues to explore strategic alternatives for its non-core assets, including its commercialized product, Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions, and for its neurology pipeline assets.

Cerecor was incorporated and commenced operation in 2011 and completed its initial public offering in October 2015.

Liquidity

In January 2021, the Company closed an underwritten public offering of 13,971,889 shares of its common stock and 1,676,923 pre-funded warrants for net proceeds of approximately $37.7 million (see Note 9 for additional information). As of March 31, 2021, Cerecor had $38.3 million in cash and cash equivalents.

In order to meet its cash flow needs, the Company applies a disciplined decision-making methodology as it evaluates the optimal allocation of the Company’s resources between investing in the Company’s existing pipeline assets and acquisitions or in-licensing of new assets. For the three months ended March 31, 2021, Cerecor generated a net loss of $30.7 million and negative cash flows from operations of $18.3 million. As of March 31, 2021, Cerecor had an accumulated deficit of $208.5 million.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, losses are expected to continue as the Company continues to invest in its core research and development pipeline assets. The Company will require additional financing to fund its operations and to continue to execute its business strategy at least one year after the date the condensed consolidated financial statements included herein were issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate these conditions and to meet the Company’s capital requirements, management plans to use its current cash on hand along with some combination of the following: (i) dilutive and/or non-dilutive financings, (ii) federal and/or private grants, (iii) other out-licensing or strategic alliances/collaborations of its current pipeline assets, and (iv) out-licensing or sale of its non-core assets. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. If the Company requires but is unable to obtain additional funding, the Company may be forced to make reductions in spending, delay, suspend, reduce or eliminate some or all of its planned research and development programs, or liquidate assets where possible. Due to the uncertainty regarding future financing and other potential options to raise additional funds, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the financial statements in this Quarterly Report were issued.

Over the long term, the Company’s ultimate ability to achieve and maintain profitability will depend on, among other things, the development, regulatory approval, and commercialization of its pipeline assets, and the potential receipt and sale of any PRVs it receives.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”).

The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the December 31, 2020 audited consolidated financial statements.

Unless otherwise indicated, all amounts in the following tables are in thousands except share and per share amounts.

Significant Accounting Policies

During the three months ended March 31, 2021, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 8, 2021.

3. Aytu Divestiture

Overview of Sale of Pediatric Portfolio and Related Commercial Infrastructure to Aytu BioScience

In 2019, the Company closed on an asset purchase agreement to sell the Company’s rights, title and interest in assets relating to certain commercialized products (the “Pediatric Portfolio”) and the corresponding commercial infrastructure to Aytu BioScience, Inc. (“Aytu”). Aytu paid consideration of $4.5 million in cash and approximately 9.8 million shares of Aytu convertible preferred stock, and assumed certain of the Company’s liabilities, including the Company’s payment obligations to Deerfield CSF, LLC (“Deerfield”) and certain other liabilities primarily related to contingent consideration and sales returns. Steve Boyd, Chief Investment Officer of Armistice Capital, LLC, a significant stockholder of the Company, serves on each company’s board of directors.

Cerecor retains all rights to Millipred®. Pursuant to a transition services agreement entered into between Aytu and Cerecor upon the divestiture close date, Aytu managed Millipred® commercial operations for 18 months (post November 1, 2019). In May 2021, the Company entered into an amended transition services agreement in which Aytu will continue to manage Millipred®’s commercial operations for an additional two months.

Upon the sale of the Pediatric Portfolio to Aytu, the Pediatric Portfolio met all conditions to be classified as discontinued operations. Therefore, the accompanying condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 and as of December 31, 2020 reflect the operations, net of taxes, and related assets and liabilities of the Pediatric Portfolio as discontinued operations. Refer to the “Discontinued Operations” section below for more information, including Cerecor’s continuing involvement.

Deerfield Guarantee

As of the closing date of the Aytu Divestiture on November 1, 2019, Aytu assumed the Company’s debt obligation to Deerfield and the contingent consideration liability related to future royalties on Avadel Pharmaceuticals PLC’s (“Avadel”) pediatric products. In conjunction with the closing of this transaction, the Company entered into a guarantee in favor of Deerfield, which guarantees the payment of the assumed liabilities to Deerfield, which included the debt obligation and includes the contingent consideration related to future royalties on Avadel’s pediatric products (collectively referred to as the “Guarantee”).

Aytu publicly reported that it had paid the $15.0 million balloon payment to Deerfield before it came due in June 2020 and the fixed monthly payments to Deerfield ended in January 2021, thus satisfying the debt obligation. Of the contingent consideration,

$3.2 million was paid to Deerfield prior to the Aytu Divestiture and therefore, as of November 1, 2019, Aytu was responsible for the remaining $9.3 million. Aytu is required to pay an amount equal to at least $0.1 million per month. Cerecor’s Guarantee will end upon the earlier of (i) February 5, 2026, or (ii) upon $12.5 million in aggregate deferred payments has been paid to Deerfield. Cerecor is required to make a payment under the Guarantee upon demand by Deerfield if all or any part of the fixed payments and/or deferred payments are not paid by Aytu when due or upon breach of a covenant. The remaining minimum commitments payable as most recently publicly reported by Aytu was $7.3 million as of June 30, 2020, which represents Cerecor’s estimated maximum potential future payments under the Guarantee.

The fair value of the Guarantee, which relates to the Company’s obligation to make future payments if Aytu defaults, was determined at the time of the Aytu Divestiture as the difference between (i) the estimated fair value of the assumed payments using Cerecor’s estimated cost of debt and (ii) the estimated fair value of the assumed payments using Aytu’s estimated cost of debt. Subsequent to the close of the Aytu Divestiture, at each reporting period, the value of the Guarantee is determined based on the expected credit loss of the Guarantee with changes recorded in (loss) income from discontinued operations, net of tax within the consolidated statements of operations and comprehensive loss. We considered key drivers of cost of debt both at Aytu and Cerecor, including but not limited to, recent financings, cash position, operating cash flows and trends and Aytu’s ability to meet its financial commitments. Based on these facts, the Company concluded that the expected credit loss of the Guarantee was de minimis as of March 31, 2021.

Discontinued Operations

The following tables summarizes the liabilities of the discontinued operations as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Liabilities
Current liabilities:
Accrued expenses and other current liabilities	$209	$1,342
Total current liabilities of discontinued operations	$209	$1,342

Aytu assumed sales returns of the Pediatric Portfolio made after the closing date of November 1, 2019 related to sales prior to November 1, 2019 only to the extent such post-Closing sales returns exceed $2.0 million and are less than $2.8 million (in other words, Aytu will only assume $0.8 million of such returns). Therefore, Cerecor is liable for future sales returns of the Pediatric Portfolio sold prior to November 1, 2019 in excess of the $0.8 million assumed by Aytu. As of March 31, 2021, the Company estimated future returns on sales of the Pediatric Portfolio made prior to the transaction close date to be $0.2 million, which was recognized within accrued expenses and other current liabilities from discontinued operations.

Changes in the Company’s estimate of sales returns related to the Pediatric Portfolio is included within discontinued operations on the statement of operations and comprehensive loss and is shown within product revenue, net in the table summarizing the results of discontinued operations below. In future periods, as additional information becomes available, the Company expects to recognize expense (or a benefit) related to actual sales returns of the Pediatric Portfolio in excess (or less than) the returns reserve recorded, which will be recognized within discontinued operations. The Company expects this involvement to continue until sales returns are no longer accepted on sales of the Pediatric Portfolio made prior to November 1, 2019, which in line with the products’ return policies, returns on these products may be accepted through the second quarter of 2022.

The following table summarizes the results of discontinued operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Product revenue, net	$(5)	$(717)

Operating expenses:
Sales and marketing	101	—
Total operating expenses	101	—

Other income:
Change in value of Guarantee	—	1,755
Total other income	—	1,755
(Loss) income from discontinued operations, net of tax	$(106)	$1,038

There were no non-cash operating items from discontinued operations for the three months ended March 31, 2021 and no non-cash investing items from the discontinued operations for the three months ended March 31, 2021 and 2020. The significant non-cash operating item from the discontinued operations for the three months ended March 31, 2020 is contained below (in thousands).

	Three Months Ended March 31,
	2021	2020
Change in value of Guarantee	—	$(1,755)

4. Revenue

The Company generates substantially all of its revenue from sales of Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions, which is considered a prescription drug. The Company sells its prescription drug in the United States primarily through wholesale distributors and specialty contracted pharmacies. Wholesale distributors account for substantially all of the Company’s net product revenues and trade receivables. The Company also earns revenue from sales of its prescription drug directly to retail pharmacies. For the three months ended March 31, 2021, the Company’s three largest customers accounted for approximately 67%, 18%, and 15% of the Company’s total net product revenues from sale of prescription drugs from continuing operations.

The Company has a license and supply agreement for the Millipred® product with a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), which expires on September 30, 2023. As part of a prior amendment to extend the contract to its current term, Cerecor agreed to pay Teva fifty percent of the net profit of the Millipred® product following each calendar quarter, subject to a $0.5 million quarterly minimum payment, which was set to begin on April 1, 2021. In May 2021, the Company and Teva entered into an amendment in which the net profit split will be delayed until July 1, 2021. Dr. Sol Barer is the Chairman of Cerecor’s board of directors and also serves as the Chairman of Teva’s board of directors.

Revenue from sales of prescription drugs was $0.5 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively. During the first quarter of 2021, the Company’s inventory on hand became short-dated (which the Company considers inventory within six months of expiration) due to manufacturing delays. The Company recorded a full allowance of $2.9 million for returns on the sale of short-dated inventory given the high likelihood of return. The Company received the delayed inventory lot in April 2021.

5. Net Loss Per Share

The Company computes earnings per share (“EPS”) using the two-class method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings.

The Company has two classes of stock outstanding, common stock and preferred stock. The preferred stock outstanding as of March 31, 2021 has the same rights and preferences as the Company’s common stock, other than being non-voting, and is convertible into shares of common stock on a 1-for-5 ratio. Under the two-class method, the convertible preferred stock is considered a separate class of stock for EPS purposes and therefore basic and diluted EPS is provided below for both common stock and preferred stock. In April 2021, Armistice Capital Master Fund Ltd. (an affiliate of Armistice Capital, LLC and collectively “Armistice”), which is a significant stockholder of the Company and whose chief investment officer, Steven Boyd, currently serves on the Board, converted the remaining 1,257,143 shares of convertible preferred stock into 6,285,715 shares of Cerecor’s common stock. Refer to Note 9 for more information.

EPS for common stock and EPS for preferred stock is computed by dividing the sum of distributed earnings and undistributed earnings for each class of stock by the weighted average number of shares outstanding for each class of stock for the period. In applying the two-class method, undistributed earnings are allocated to common stock and preferred stock based on the weighted average shares outstanding during the period, which assumes the convertible preferred stock has been converted to common stock. The weighted average number of common shares outstanding as of March 31, 2021 includes the weighted average effect of the pre-funded warrants issued in connection with the January 2021 underwritten public offering, the exercise of which requires nominal consideration for the delivery of the shares of common stock (refer to Note 9 for more information).

Diluted net (loss) income per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock units, which are included under the “treasury stock method” when dilutive; and (ii) common stock to be issued upon the exercise of outstanding warrants, which are included under the “treasury stock method” when dilutive. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses. In periods of net loss, losses are allocated to the participating security only if the security has not only the right to participate in earnings, but also a contractual obligation to share in the Company’s losses.

The following table sets forth the computation of basic and diluted net (loss) income per share of common stock and preferred stock for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share amounts):

	Three Months Ended
	March 31, 2021
	Common stock		Preferred stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Numerator:
Allocation of undistributed net loss	$(28,548)	$(99)	$(2,026)	$(7)
Denominator:
Weighted average shares	88,576,559	88,576,559	1,257,143	1,257,143
Basic and diluted net loss per share	$(0.32)	$(0.00)	$(1.61)	$(0.01)

	Three Months Ended
	March 31, 2020
	Common stock		Preferred stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Numerator:
Allocation of undistributed net loss	$(19,205)	$900	$(2,950)	$138
Denominator:
Weighted average shares	53,934,760	53,934,760	1,657,143	1,657,143
Basic and diluted net loss per share	$(0.36)	$0.02	$(1.78)	$0.08

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the three months ended March 31, 2021 and 2020, as they could have been anti-dilutive:

	Three Months Ended
	March 31,
	2021	2020
Stock options	12,944,891	7,712,680
Warrants on common stock[1]	4,002,380	4,024,708
Restricted Stock Units	155,833	267,500
Underwriters’ unit purchase option	—	40,000
1 The above table excludes 1,676,923 pre-funded warrants. See the “Q1 2021 Financing” in Note 9 for more information.

6. Asset Acquisition

Aevi Merger

In the first quarter of 2020, the Company consummated its merger with Aevi Genomic Medicine Inc. (“Aevi”), in which Cerecor acquired the rights to CERC-002, CERC-006 and CERC-007 (the “Merger” or the “Aevi Merger”).

The Merger consideration included (i) stock valued at approximately $15.5 million, resulting in the issuance of approximately 3.9 million shares of Cerecor common stock to Aevi stockholders, (ii) forgiveness of $4.1 million the Company had loaned Aevi prior to the Merger closing, (iii) contingent value rights for up to an additional $6.5 million in subsequent payments based on certain development milestones (discussed further in Note 13), and (iv) transaction costs of $1.5 million.

The Company recorded this transaction as an asset purchase as opposed to a business combination because management concluded that substantially all the value received was related to one group of similar identifiable assets, which was the in-process research and development (“IPR&D”) for two early phase therapies. The Company considered these pipeline assets similar due to similarities in the risks of development, stage of development, regulatory pathway, patient populations and economics of commercialization. The fair value of $25.5 million (consisting primarily of $24.0 million IPR&D, $0.3 million of cash and $0.9 million of assembled workforce) was immediately recognized as acquired in-process research and development expense in the Company’s consolidated statement of operations and comprehensive loss because the IPR&D asset has no alternate use due to the stage of development. The assembled workforce asset was recorded to intangible assets and will be amortized over an estimated useful life of two years.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

March 31, 2021
Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$37,008	$—	$—

December 31, 2020
Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$17,503	$—	$—

*Investments in money market funds are reflected in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

As of March 31, 2021 and December 31, 2020, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities. The carrying amounts reported in the accompanying condensed consolidated financial statements approximate their respective fair values because of the short-term nature of these accounts.

No changes in valuation techniques or inputs occurred during the three months ended March 31, 2021 and 2020. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2021 and 2020.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Research and development	$7,393	$4,939
Compensation and benefits	1,697	3,119
General and administrative	966	771
Sales and marketing	93	31
Sales returns and allowances	3,630	1,794
Medicaid rebates	83	119
Lease liability, current	357	426
Other	19	111
Total accrued expenses and other current liabilities	$14,238	$11,310

The $2.5 million increase in the research and development accrual as of March 31, 2021 was driven by an increase in manufacturing activities for CERC-002 to support the program’s clinical development.

During the first quarter of 2021, the Company’s inventory on hand became short-dated (which the Company considers inventory within six months of expiration) due to manufacturing delays. The Company records a full allowance for the returns on the sale of short-dated inventory given the high likelihood of return, which was the main driver of the increase in sales returns and allowances as of March 31, 2021.

9. Capital Structure

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock, common stock and preferred stock. At March 31, 2021, the total number of shares of capital stock the Company was authorized to issue was 205,000,000 of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

Common Stock

Q1 2021 Financing

In January 2021, the Company closed an underwritten public offering of 13,971,889 shares of its common stock and 1,676,923 pre-funded warrants for net proceeds of $37.7 million. Armistice, which is a significant stockholder of the Company and whose chief investment officer, Steven Boyd, currently serves on the Board, participated in the offering by purchasing 2,500,000 shares of common stock, on the same terms as all other investors. Certain affiliates of Nantahala Capital Management LLC (collectively, “Nantahala”), which beneficially owned greater than 5% of the Company’s outstanding common stock at the time of the offering and, therefore, were considered a related party pursuant to the Company’s written related person transaction policy, purchased 1,400,000 shares of common stock, on the same terms as all other investors.

Nantahala also purchased the pre-funded warrants to purchase up to an aggregate of 1,676,923 shares of common stock at a purchase price of $2.599, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant.

The pre-funded warrants are exercisable at any time after their original issuance at the option of each holder, in such holder’s discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. A holder will not be entitled to exercise any portion of any pre-funded warrant if the holder’s ownership of the Company’s common stock would exceed 9.99% following such exercise.

In the event of certain fundamental transactions, the holders of the pre-funded warrants will be entitled to receive upon exercise of the pre-funded warrants the kind of amounts of securities, cash or other property that the holders would have received had they exercised the pre-funded warrants immediately prior to such fundamental transaction without regard to any limitations on exercise contained in the pre-funded warrants.

The pre-funded warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $4.4 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital.

2020 Financings

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

On February 6, 2020, the Company closed a registered direct offering with certain institutional investors for the sale by the Company of 1,306,282 shares of the Company’s common stock for net proceeds of approximately $5.1 million. Armistice participated in the offering by purchasing 1,256,282 shares of common stock from the Company, on the same terms as all other investors.

Aevi Merger

On February 3, 2020, under the terms of the Aevi Merger noted above in Note 6, the Company issued approximately 3.9 million shares of common stock.

Common Stock Warrants

At March 31, 2021, the following common stock warrants were outstanding:

Number of shares	Exercise price	Expiration
underlying warrants	per share	date
2,380	$8.68	May 2022
4,000,000	$12.50	June 2024
1,676,923	$0.001	—
5,679,303

Convertible Preferred Stock

On December 26, 2018, the Company filed a Certificate of Designation of Preferences of Series B Non-Voting Convertible Preferred Stock (“Series B Convertible Preferred Stock” or “convertible preferred stock”) of Cerecor Inc. (the “Certificate of Designation of the Series B Preferred Stock”) classifying and designating the rights, preferences and privileges of the Series B Convertible Preferred Stock. The Certificate of Designation of the Series B Convertible Preferred Stock authorized 2,857,143 shares of convertible preferred stock. The Series B Convertible Preferred Stock converts to shares of common stock on a 1-for-5 ratio and has the same rights, preferences, and privileges as common stock other than it holds no voting rights. During the first quarter of 2020, Armistice converted 1,600,000 shares of Series B Convertible Preferred Stock into 8,000,000 shares of Cerecor’s common stock. In April 2021, Armistice converted the remaining 1,257,143 shares of Series B Convertible Preferred Stock into 6,285,715 shares of Cerecor’s common stock.

December 2018 Armistice Private Placement

On December 27, 2018, the Company entered into a series of transactions as part of a private placement with Armistice. The transactions were considered one transaction for accounting purposes. As part of the transaction, the Company exchanged common stock warrants issued on April 27, 2017 to Armistice for the purchase of up to 14,285,714 shares of the Company’s common stock at an exercise price of $0.40 per share (the “original warrants”) for like-kind warrants to purchase up to 2,857,143 shares of the Company’s Series B Convertible Preferred Stock with an exercise price of $2.00 per share (the “exchanged warrants”). Armistice immediately exercised the exchanged warrants and acquired an aggregate of 2,857,143 shares of the convertible preferred stock, which it has since converted into 14,285,715 shares of Cerecor common stock. Net proceeds of the transaction were approximately $5.7 million for the year ended December 31, 2018. In order to provide Armistice an incentive to exercise the exchanged warrants, the Company also entered into a securities purchase agreement with Armistice in December 2018 pursuant to which the Company issued warrants for 4,000,000 shares of common stock of the Company with a term of 5.5 years and an exercise price of $12.50 per share (the “incentive warrants”).

10. Stock-Based Compensation

2016 Equity Incentive Plan

On April 5, 2016, the Company’s board of directors adopted the 2016 Equity Incentive Plan (the “2016 Plan”) as the successor to the 2015 Omnibus Plan (the “2015 Plan”). The 2016 Plan was approved by the Company’s stockholders and became effective on May 18, 2016 (the “2016 Plan Effective Date”). Upon the 2016 Plan Effective Date, the 2016 Plan reserved and authorized up to 600,000 additional shares of common stock for issuance, as well as 464,476 unallocated shares remaining available for grant of new awards under the 2015 Plan. An Amended and Restated 2016 Equity Incentive Plan (the “2016 Amended Plan”) was approved by the Company’s stockholders in May 2018, which increased the share reserve by an additional 1.4 million shares. A Second Amended and Restated 2016 Equity Incentive Plan (the “2016 Second Amended Plan”) was approved by the Company’s stockholders in August 2019, which increased the share reserve by an additional 850,000 shares. A Third Amended and Restated Equity Incentive Plan (the “2016 Third Amended Plan”) was approved by the Company’s stockholders in June 2020 which increased the share reserve by an additional 2,014,400 shares. During the term of the 2016 Third Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. As of March 31, 2021, there were 2,728,771 shares available for future issuance under the 2016 Third Amended Plan.

Option grants expire after ten years. Employee options typically vest over three or four years. Employees typically receive a new hire option grant, as well as an annual grant in the first or second quarter of each year. Options granted to directors typically vest over one or three years. Directors may elect to receive stock options in lieu of board compensation, which vest immediately. For stock options granted to employees and non-employee directors, the estimated grant date fair market value of the Company’s stock-based awards is amortized ratably over the individuals’ service periods, which is the period in which the awards vest. Stock-based compensation expense includes expense related to stock options, restricted stock units and employee stock purchase plan shares. The amount of stock-based compensation expense recognized for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$298	$382
General and administrative	1,045	680
Sales and marketing	105	55
Total stock-based compensation	$1,448	$1,117
Stock options with service-based vesting conditions

The Company has granted awards that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. A summary of option activity for the three months ended March 31, 2021 is as follows:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Balance at December 31, 2020	8,830,674	$3.95	$2.36	7.7
Granted	3,467,817	$3.35	$2.22
Exercised	(128,800)	$1.34	$1.00
Forfeited	(224,800)	$3.77	$2.40
Balance at March 31, 2021	11,944,891	$3.81	$2.34	8.2
Exercisable at March 31, 2021	3,914,889	$4.39	$2.53	6.0

In March 2021, the Company granted its newly appointed Chief Financial Officer options with service-based vesting conditions to purchase 0.5 million shares of common stock as an inducement option grant, pursuant to NASDAQ Listing Rule 5635(c)(4). In January 2021, the Company granted 2.7 million options with service-based vesting conditions to its employees as part of its annual stock option award.

In March 2020, our Chief Executive Officer entered into an amended employment agreement in which his salary in cash was reduced to $35,568 (the “Reduction”), which represents the minimum exempt annual salary. In consideration for the Reduction, on a quarterly basis, the Company grants stock options, which vest immediately, for the purchase of a number of shares of the Company’s common stock with a total value (based on the Black-Scholes valuation methodology) based on a pro rata total annual value of the foregone salary.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. As of March 31, 2021, the aggregate intrinsic value of options outstanding was $1.6 million. The aggregate intrinsic value of options currently exercisable as of March 31, 2021 was $0.7 million. There were 1,137,239 options that vested during the three months ended March 31, 2021 with a weighted average exercise price of $3.96 per share. The total grant date fair value of shares which vested during the three months ended March 31, 2021 was $2.8 million.

The Company recognized stock-based compensation expense of $1.3 million related to stock options with service-based vesting conditions for the three months ended March 31, 2021. At March 31, 2021, there was $16.1 million of total unrecognized compensation cost related to unvested service-based vesting condition awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.1 years.

Stock-based compensation assumptions

The following table shows the assumptions used to compute stock-based compensation expense for stock options with service-based vesting conditions granted under the Black-Scholes valuation model for the three months ended March 31, 2021:

Service-based options
Expected annual dividend yield	—%
Expected stock price volatility	73.0% - 75.6%
Expected term of option (in years)	5.0 - 6.25
Risk-free interest rate	0.36% - 1.12%

Stock options with market-based vesting conditions

The following table summarizes the Company’s market-based option activity for the three months ended March 31, 2021 (in thousands except, for share amounts):

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1)
Balance at December 31, 2020	1,000,000	$3.29	9.5	$65
Granted	—	$—
Balance at March 31, 2021	1,000,000	$3.29	9.2	$—
Exercisable at March 31, 2021	1,000,000			$255

(1) The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal period. Options with a market value less than its exercise value are not included in the intrinsic value amount.

In the second quarter of 2020, the Company granted its recently appointed Chairman of the Board an option to purchase 1,000,000 shares of Company common stock with market-based vesting conditions. 500,000 of the shares vested immediately on the date of grant with an exercise price of the closing stock price on the date of grant of $2.51. 250,000 of the shares vest upon the Company’s common stock reaching a 50% premium to the stock price on June 18, 2020 and has an exercise price of the stock at that time and 250,000 of the shares vest upon the Company’s common stock reaching a 75% premium to the stock price on June 18, 2020 and has an exercise price of the stock at that time. Each vesting tranche represents a unique requisite service period and therefore the compensation cost for each vesting tranche is recognized on a straight-line basis over its respective vesting period. The Company recognized stock-based compensation expense of $0.1 million related to stock options with market-based vesting conditions for the three months ended March 31, 2021.

In the first quarter of 2021, the second tranche of 250,000 shares and the third tranche of 250,000 shares both vested upon the Company’s stock price reaching a 50% and 75% premium to the stock price on June 18, 2020, respectively.

Restricted Stock Units

The Company measures the fair value of the restricted stock units using the stock price on the date of the grant. The restricted shares typically vest annually over a four-year period beginning on the first anniversary of the award. The following table summarizes the Company’s restricted stock unit (“RSU”) activity for the three months ended March 31, 2021:

	RSUs Outstanding
	Number of shares	Weighted average grant date fair value
Unvested RSUs at December 31, 2020	155,833	$4.91
Vested	—
Unvested RSUs at March 31, 2021	155,833	$4.91

The Company recognized expense of less than $6 thousand related to RSUs for the three months ended March 31, 2021.

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

Upon the ESPP Effective Date, the Company reserved and authorized up to 500,000 shares of common stock for issuance under the ESPP. On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP shall automatically increases by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, and (ii) 500,000 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. The number of shares were increased by 500,000 on January 1, 2021. As of March 31, 2021, 1,925,308 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $34 thousand for the three months ended March 31, 2021.

11. Income Taxes

The Company recognized minimal income tax expense for the three months ended March 31, 2021 and an income tax benefit of $2.2 million for the three months ended March 31, 2020. The tax benefit recognized for the three months ended March 31, 2020 was a result of a tax law change signed into law as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which allowed the Company to carry back certain losses for taxes paid in fiscal year 2017. Due to the full valuation allowance against the Company’s deferred tax assets and the current year losses, minimal tax expense was recognized for the three months ended March 31, 2021.

12. Leases

The Company currently occupies two leased properties, both of which serve as administrative office space. The Company determined that both leases are operating leases based on the lease classification test performed at lease commencement.

The annual base rent for the Company’s office located in Rockville, Maryland is $161,671, subject to annual 2.5% increases over the term of the lease. The applicable lease provided for a rent abatement for a period of 12 months following the Company’s date of occupancy. The lease has an initial term of 10 years from the date the Company makes its first annual fixed rent payment, which occurred in January 2020. The Company has the option to extend the lease two times, each for a period of five years, and may terminate the lease as of the sixth anniversary of the first annual fixed rent payment, upon the payment of a termination fee. As of the lease commencement date, it was not reasonably certain that the Company will exercise the renewal periods or early terminate the lease and therefore the end date of the lease for accounting purposes is January 31, 2030.

The Company entered into a sublease for additional administrative office space in Chesterbrook, Pennsylvania in May 2020 (the “Chesterbrook Lease”). The annual base rent under the Chesterbrook Lease is $280,185. The lease expires in November 2021.

The weighted average remaining term of the operating leases at March 31, 2021 was 7.7 years.

Supplemental balance sheet information related to the leased property is as follows (in thousands):

	As of
	March 31, 2021	December 31, 2020
Property and equipment, net	$846	$917

Accrued expenses and other current liabilities	$357	$426
Other long-term liabilities	1,018	1,038
Total operating lease liabilities	$1,375	$1,464

The operating lease right-of-use (“ROU”) assets are included in property and equipment and the lease liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in our condensed consolidated balance sheets. The Company utilized a weighted average discount rate of 7.4% to determine the present value of the lease payments.

The components of lease expense for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost*	$95	$55
*Includes short-term leases, which are immaterial.

The following table shows a maturity analysis of the operating lease liabilities as of March 31, 2021 (in thousands):

Undiscounted Cash Flows
April 1, 2021 through December 31, 2021	$314
2022	174
2023	178
2024	183
2025	187
2026	192
Thereafter	621
Total lease payments	$1,849
Less implied interest	(474)
Total	$1,375

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

Karbinal Royalty Make-Whole Provision

In 2018, in connection with the acquisition of Avadel’s pediatric products, the Company entered into a supply and distribution agreement (the “Karbinal Agreement”) with TRIS Pharma Inc. (“TRIS”). As part of the Karbinal Agreement, the Company had an annual minimum sales commitment, which is based on a commercial year that spans from August 1 through July 31, of 70,000 units through 2033. The Company was required to pay TRIS a royalty make whole payment (“Make-Whole Payments”) of $30 for each unit under the 70,000 units annual minimum sales commitment through 2033.

As a part of the Aytu Divestiture, which closed on November 1, 2019, the Company assigned all payment obligations, including the Make-Whole Payments, under the Karbinal Agreement (collectively, the “TRIS Obligations”) to Aytu.  However, under the original license agreement, the Company could ultimately be liable for the TRIS Obligations to the extent Aytu fails to make the required payments. The future Make-Whole Payments to be made by Aytu are unknown as the amount owed to TRIS is dependent on the number of units sold.

Millipred License and Supply Agreement

The Company has a License and Supply Agreement for Millipred® with Watson Laboratories, Inc., which is now part of Teva. Pursuant to the License and Supply Agreement, the Company is required to make license payments of $75,000 in February and August of each year through April 2021 and purchases inventory on an ad-hoc basis.

As part of a prior amendment to extend the contract to its current term, Cerecor agreed to pay Teva fifty percent of the net profit of the Millipred® product following each calendar quarter, subject to a $0.5 million quarterly minimum payment, which was set to begin on April 1, 2021. In May 2021, the Company and Teva entered into an amendment in which the net profit split will be delayed until July 1, 2021. Dr. Sol Barer is the Chairman of Cerecor’s board of directors and also serves as the Chairman of Teva’s board of directors.

Possible Future Milestone Proceeds for Out-Licensed Compounds

CERC-611 License Assignment

In August 2019, the Company entered into an assignment of license agreement (the “Assignment Agreement”) with ES Therapeutics, LLC (“ES Therapeutics”), a wholly-owned subsidiary of Armistice, which is a significant stockholder of the Company and whose chief investment officer, Steven Boyd, currently serves on the Board. Pursuant to the Assignment Agreement, the Company assigned and transferred its rights, title, interest, and obligations with respect to CERC-611 to ES Therapeutics. The Company initially licensed the compound from Eli Lilly Company (“Lilly”) in September 2016. Under the Assignment Agreement, Armistice paid the Company an upfront payment of $0.1 million. The Company recognized the payment as license and other revenue in 2019. The Assignment Agreement also provides for: (a) a $7.5 million milestone payment to the Company upon cumulative net sales of licensed products reaching $750.0 million; and (b) a $12.5 million milestone payment to the Company upon cumulative net sales of licensed products reaching $1.3 billion. The Assignment Agreement also releases the Company of obligations related to CERC-611, including the $1.3 million contingent payment to Lilly upon the first subject dosage of CERC-611 in a multiple ascending dose study and from additional potential future payments due to Lilly upon achievement of certain development and commercialization milestones.

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

Possible Future Milestone Payments for In-Licensed Compounds

General

The Company is a party to license and development agreements with various third parties, which contain future milestone payments and other future payment obligations (discussed further below). The Company recognizes a liability (and related expense) for each milestone if and when such milestone is probable and can be reasonably estimated. As typical in the biotechnology industry, each milestone has its own unique risks that the Company evaluates when determining the probability of achieving each milestone and the probability of success evolves over time as the programs progress and additional information is obtained. The Company considers numerous factors when evaluating whether a given milestone is probable including (but not limited to) the regulatory pathway, development plan, ability to dedicate sufficient funding to reach a given milestone and the probability of success.

CERC-002 KKC License Agreement

On March 25, 2021, the Company entered into a license agreement with Kyowa Kirin Co., Ltd. (“KKC”) for exclusive worldwide rights to develop, manufacture and commercialize CERC-002, KKC’s first-in-class fully human anti-LIGHT (TNFSF14) monoclonal antibody for all indications (the “KKC License Agreement”). The KKC License Agreement replaces the Amended and Restated Clinical Development and Option Agreement between the Company and KKC dated May 28, 2020.

Under the KKC License Agreement, the Company paid KKC an upfront license fee equal to $10.0 million. The Company will also pay KKC milestone payments based on achievement of certain success-based regulatory milestones that equal, for each of three separate indications of CERC-002, mid-teen millions of dollars or less depending on the territory to which the regulatory milestone achievement relates. In addition, the Company will pay KKC (a) royalties during a country-by-country royalty term agreement equal to mid-teens percentage of the net sales of CERC-002 by the Company, (b) sales milestone payments aggregating up to $75 million tied to achievement of annual net sales targets, and (c) a double digit percentage (less than 30%) of the payments that the Company receives from sublicensing of its rights under the KKC License Agreement, subject to certain exclusions. Subject to the option described below that allows, upon exercise, KKC to develop, manufacture and commercialize CERC-002 in Japan, the Company will be responsible for the development and commercialization of CERC-002 in all indications worldwide.

The Company granted KKC an option to exclude Japan from the scope of the worldwide rights granted to the Company such that, upon exercise of the option, KKC can develop, manufacture and commercialize CERC-002 in Japan. Upon exercise of the Option, KKC will be required to (a) reimburse the Company for a pre-agreed percentage of certain of its costs incurred to develop CERC-002 as a condition to KKC accessing the Company’s data that would be required to be included in an application for marketing authorization, (b) pay the Company for its services (such as transfer of data and regulatory support), (c) pay for all further development of CERC-002 in Japan and (d) pay any royalty due to the Company’s licensors on sales of CERC-002 in Japan. KKC will also have the right to purchase CERC-002 from the Company for use in Japan. No other amounts would be payable by KKC to the Company such as license fees, royalties and milestone payments. The option will expire if KKC does not exercise it within a set number of days after the FDA accepts for filing a Biologics License Application for a pre-defined indication of CERC-002.

The Company recognized the upfront license fee of $10.0 million within research and development expenses for the three months ended March 31, 2021 and made the payment in April 2021. The Company has not recognized any liabilities related to the milestones outlined in the KKC License Agreement as of March 31, 2021. The Company will continue to monitor the milestones at each reporting period.

CERC-006 Astellas License Agreement

The Company has an exclusive license agreement with OSI Pharmaceuticals, LLC, an indirect wholly owned subsidiary of Astellas Pharma, Inc. (“Astellas”), for the worldwide development and commercialization of the novel, second generation mTORC1/2 inhibitor (which we refer to as CERC-006). Under the terms of the license agreement, the Company paid Astellas an upfront license fee of $0.5 million and Astellas will be eligible to receive milestone payments of up to $5.5 million based upon the achievement of specified development and regulatory milestones. Upon commercialization, Astellas will be entitled to a tiered, single-digit royalty on worldwide annual net sales. Cerecor is fully responsible for the development and commercialization of the program.

For the three months ended March 31, 2021, the Company accrued a $0.5 million milestone payment due to Astellas upon confirmation from the FDA that an initial signal finding study may proceed in the United States given the Company concluded it was probable the Company will begin such study in 2021. The Company will continue to monitor the remaining milestones at each reporting period.

CERC-007 AstraZeneca License Agreement

The Company has an exclusive global license to develop and commercialize a Phase 2-ready fully human, anti-IL-18 monoclonal antibody (which we refer to as CERC-007) from Medimmune Limited, a subsidiary of AstraZeneca plc (“AstraZeneca”). Up to $162 million may be due to AstraZeneca upon achievement of certain development and sales-related milestones, in addition to a tiered low double-digit royalty on global annual product sales. Cerecor is fully responsible for the development and commercialization of the program.

For the year ended December 31, 2020, Cerecor recognized a $1.5 million milestone payment to AstraZeneca within research and development expenses, which was due upon initiation of the first proof-of-concept study which uses CERC-007. The Company made such payment in the first quarter of 2021. The Company will continue to monitor the remaining milestones at each reporting period.

Related Party and Acquisition Related Contingent Liabilities

CERC-006 Royalty Agreement with Certain Related Parties

Prior to Cerecor entering into the Aevi Merger, in July 2019, Aevi entered into a royalty agreement with Mike Cola, Cerecor’s current Chief Executive Officer, Joseph J. Grano, Jr., Kathleen Jane Grano, Joseph C. Grano, The Grano Children’s Trust, Joseph C. Grano, trustee and LeoGroup Private Investment Access, LLC on behalf of Garry A. Neil, Cerecor’s current Chief Scientific Officer (collectively, the “Investors”) in exchange for a one-time aggregate payment of $2.0 million (the “Royalty Agreement”). Collectively, the Investors will be entitled to an aggregate amount equal to a low-single digit percentage of the aggregate net sales of Astellas’ second generation mTORC1/2 inhibitor, CERC-006. At any time beginning three years after the date of the first public launch of CERC-006, Cerecor may exercise, at its sole discretion, a buyout option that terminates any further obligations under the Royalty Agreement in exchange for a payment to Investors of an aggregate of 75% of the net present value of the royalty payments. A majority of the independent members of the board of directors and the audit committee of Aevi approved the Royalty Agreement.

Cerecor assumed this Royalty Agreement upon closing of the Aevi Merger and it is recorded as a royalty obligation within the Company’s accompanying condensed consolidated balance sheet as of March 31, 2020. Because there is a significant related party relationship between the Company and the Investors, the Company treated its obligation to make royalty payments under the Royalty Agreement as an implicit obligation to repay the funds advanced by the Investors. As the Company makes royalty payments in accordance with the Royalty Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

Aevi Merger Possible Future Milestone Payments

A portion of the consideration for the Aevi Merger includes two future contingent development milestones worth up to an additional $6.5 million. The first milestone is the enrollment of a patient in a Phase 2 study related to CERC-002 for use in pediatric onset Crohn’s disease, CERC-006 (any indication) or CERC-007 (any indication) prior to February 3, 2022. If this milestone is met, the Company is required to make a milestone payment of $2.0 million. The second milestone is the receipt of a NDA approval for either CERC-006 or CERC-007 from the FDA on or prior to February 3, 2025. If this milestone is met, the Company is required to make a milestone payment of $4.5 million. All milestones are payable in either shares of the Company’s common stock or cash, at the election of the Company.

The contingent consideration related to the development milestones will be recognized if and when such milestones are probable and can be reasonably estimated. As of the consummation of the Merger on February 3, 2020 and as of March 31, 2021, no contingent consideration related to the development milestone has been recognized. The Company will continue to monitor the development milestones at each reporting period.

Ichorion Asset Acquisition Possible Future Milestone Payments

In September 2018, the Company acquired Ichorion Therapeutics, Inc. including acquiring three compounds for inherited metabolic disorders known as CDGs (CERC-801, CERC-802 and CERC-803) and one other preclinical compound. Consideration for the transaction included shares of Cerecor common stock and three future contingent development milestones for the acquired compounds worth up to an additional $15.0 million. The first milestone is the first product being approved for marketing by the FDA on or prior to December 31, 2021. If this milestone is met, the Company is required to make a milestone payment of $6.0 million. The second milestone is the second product being approved for marketing by the FDA on or prior to December 31, 2021. If this milestone is met, the Company is required to make a milestone payment of $5.0 million. The third milestone is a protide molecule being approved by the FDA on or prior to December 31, 2023. If this milestone is met, the Company is required to make a milestone payment of $4.0 million. All milestones are payable in either shares of the Company’s common stock or cash, at the election of the Company.

The contingent consideration related to the development milestones will be recognized if and when such milestones are probable and can be reasonably estimated. As of March 31, 2021, no contingent consideration related to the development milestone has been recognized. The Company will continue to monitor the development milestones at each reporting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “might,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or other similar words (including their use in the negative), or by discussions of future matters such as the development of product candidates or products, technology enhancements, possible changes in legislation, and other statements that are not historical. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II – Item 1A, “Risk Factors,” as well as in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2021, and in our other filings with the SEC. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2020 appearing in our Annual Report on Form 10-K filed with the SEC on March 8, 2021.

Overview

Cerecor Inc. (the “Company” or “Cerecor” or “we”) is a biopharmaceutical company focused on becoming a leader in development and commercialization of treatments for rare and orphan diseases. The Company is advancing its clinical-stage pipeline of innovative therapies that address unmet patient needs within rare and orphan diseases.

The Company’s rare disease pipeline includes CERC-801, CERC-802 and CERC-803 (“CERC-800 compounds”), which are in development for therapies for congenital disorders of glycosylation and CERC-006, an oral mTORC1/2 inhibitor in development for the treatment of complex lymphatic malformations. The Company is also developing two monoclonal antibodies, CERC-002 and CERC-007. CERC-002 targets the cytokine LIGHT (TNFSF14) and is in clinical development for the treatment of severe pediatric-onset Crohn’s disease and COVID-19 acute respiratory distress syndrome. CERC-007 targets the cytokine IL-18 and is in clinical development for the treatment of Still’s disease (adult onset Still’s disease and systemic juvenile idiopathic arthritis) and multiple myeloma. CERC-006, 801, 802 and 803 have all received Orphan Drug Designation and Rare Pediatric Designation, which makes all four eligible for a priority review voucher (“PRV”) upon approval from the U.S. Food and Drug Administration (“FDA”).

The Company continues to explore strategic alternatives for its commercialized product, Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions, and for its non-core neurology pipeline assets.

Management’s primary evaluation of the success of the Company is the ability to progress its pipeline assets forward towards commercialization or opportunistically out-licensing rights to indications or geographies. This success depends not only on the operational execution of the programs, but also the ability to secure sufficient funding to support the programs. We believe the ability to achieve the anticipated milestones (as presented in the Research and Development Updates milestone chart below), represents our most immediate evaluation points.

We have made significant progress in 2021 toward our key goal of advancing the pipeline as highlighted by the successful CERC-002 COVID-19 ARDS Phase 2 proof-of-concept data release and subsequent receipt of fast-track designation (“FTD”), completion of the first cohort of the CERC-007 Multiple Myeloma Phase 1b trial, obtaining FTD for CERC-803 and enrollment of the first patient in the CERC-007 AOSD Phase 1b open-label proof-of-concept trial. We also believe that the expanded license agreement with Kyowa Kirin Co. (“KKC”) will allow us to explore CERC-002 in other indications and to enhance the pipeline asset’s potential for business development opportunities. Finally, the financing executed in January for net proceeds of $37.7 million provided cash runway for the development of our pipeline.

We expect COVID-19 to continue to present both challenges and opportunities to our business. However, there were no recent developments impacting the Company related to COVID-19.

Recent Developments

Research and Development Updates

On March 25, 2021, the Company entered into an expanded license agreement with KKC for exclusive worldwide rights to develop, manufacture and commercialize CERC-002, KKC’s first-in-class fully human anti-LIGHT (TNFSF14) monoclonal antibody for all indications. KKC has an option to retain the rights in Japan. The Company paid a $10.0 million upfront license fee to KKC in April 2021. KKC is also eligible to receive additional payments based on achievement of regulatory and commercial milestones, as well as royalties, and a share of sublicensing income.

In May 2021, the Company announced that it dosed its first patient in a Phase 1b open-label dose-escalation clinical trial of CERC-007 in patients with adult onset Still’s disease (“AOSD”). The Phase 1b clinical trial is a global multi-center, open label trial of CERC-007 that will enroll approximately 12 subjects with active AOSD. The primary objective of the study is to determine the safety and tolerability of CERC-007 in AOSD patients. Key secondary endpoints include assessing pharmacokinetic profile of CERC-007 and determining the effect of CERC-007 on systemic clinical manifestations and systemic markets of inflammation in subjects with AOSD.

In May 2021, the Company announced the FDA had granted FTD to CERC-002 for treatment of hospitalized patients with COVID-19. FTD is granted to drugs being developed for the treatment of serious or life-threatening diseases or conditions where there is an unmet medical need. The purpose of the provision is to help facilitate development and expedite the review of drugs to treat serious or life-threatening conditions so that an approved product can reach the market expeditiously. Sponsors of drugs that receive FTD have the opportunity for more frequent interactions with the FDA review team throughout the development program. Under FTD, a Biologic License Application (“BLA”) for CERC-002 is eligible for both rolling submission and priority review.

The following chart summarizes key information about our clinical-stage pipeline and anticipated research & development milestones:

Core Research & Development Areas	Therapeutic Area	Program	Mechanism of Action	Lead Indication	Development Stage				Anticipated Milestone*
					Preclin	Phase 1	Phase 2	Pivotal Trial	
Immunology	Inflammation	CERC-002 ‡	Anti-LIGHT mAb	COVID-19 ARDS					Received FTD**
		CERC-002	Anti-LIGHT mAb	Severe Pediatric Onset Crohn's					Initial Data 2Q 2021
		CERC-007	Anti-IL-18 mAb	AOSD					Initial Data 3Q 2021
Oncology	Blood Cancers	CERC-007	Anti-IL-18 mAb	Multiple Myeloma					Top Line Data 2H 2021
Rare Genetic Disorders	Complex Lymphatic Malformations	CERC-006+	Dual mTOR inhibitor	Complex Lymphatic Malformations					Initial Data 3Q 2021
	Congenital Disorders of Glycosylation	CERC-801+ ‡	D-Galactose replacement	PGM1-CDG					Pivotal Trial Data 2H 2021
		CERC-802 + ‡	D-Mannose replacement	MPI-CDG					Pivotal Trial Data 2H 2021
		CERC-803+ ‡	L-Fucose replacement	LAD-II (SLC35C1-CDG)					Pivotal Trial Data 2H 2021

+ Orphan Drug Designation, Rare Pediatric Disease Designation; Eligibility for Priority Review Voucher upon approval

‡ Fast Track Designation

*The anticipated milestones are forward-looking statements that are subject to significant risks and uncertainties and therefore subject to change based on various factors (many of which are beyond the Company's control). Refer to the Company's Risk Factors disclosed in Item 1A in this Quarterly Report on Form 10-Q.

**The Company continues dialogue with the FDA to discuss the path to a potential Emergency Use Authorization (EUA) for treatment of COVID-19 ARDS.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Product Revenue, net

Net product revenue was $0.5 million for the three months ended March 31, 2021, as compared to $2.8 million for the three months ended March 31, 2020. During the first quarter of 2021, the Company’s inventory on hand became short-dated (which the Company considers to be within six months of expiration), due to manufacturing delays. The Company recorded a full allowance of $2.9 million for returns on the sale of short-dated inventory given the high likelihood of return. This led to a minimal amount of net sales being recognized in the first quarter of 2021, which drove the decrease as compared to the three months ended March 31, 2020. The Company received the delayed inventory lot in April 2021. Therefore, we expect net revenues of Millipred® to return to levels consistent with prior periods over 2021, however we continue to explore strategic alternatives for our non-core assets, which includes Millipred®. Accordingly, our ability to increase revenue in the future will depend on developing and commercializing our current clinical pipeline of product candidates.

Cost of Product Sales

Cost of product sales was $0.1 million for the three months ended March 31, 2021, which was consistent with the cost of product sales for the three months ended March 31, 2020.

The Company has a license and supply agreement for the Millipred® product with a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), which expires on September 30, 2023. As part of a prior amendment to extend the contract to its current term, Cerecor agreed pay Teva fifty percent of the net profit of the Millipred® product following each calendar quarter, subject to a $0.5 million quarterly minimum payment, which was set to begin April 1, 2021. In May 2021, the Company and Teva entered into an amendment in which the net profit split will be delayed until July 1, 2021. Dr. Sol Barer is the Chairman of Cerecor’s board of directors and also serves as the Chairman of Teva’s board of directors. Beginning in the third quarter of 2021, we expect cost of product sales to increase as compared to historic periods.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Preclinical expenses	$2,234	$1,277
Clinical expenses	5,440	570
CMC expenses	4,734	1,193
License and milestone expenses	10,500	—
Internal expenses:
Salaries, benefits and related costs	1,937	1,313
Stock-based compensation expense	298	382
Other	63	33
	$25,206	$4,768

Research and development expenses increased $20.4 million for the three months ended March 31, 2021 compared to the same period in 2020. The Company’s merger with Aevi Genomic Medicine Inc. (“Aevi”) (the “Aevi Merger” or the “Merger”), which closed in February 2020, was a transformative event as it significantly broadened our pipeline by adding the rights to three new assets, as well as bringing in critical leadership to guide the Company and development of the expanded pipeline. Given the timing of the Merger, the first half of 2020 was spent integrating and initiating the additional programs. Therefore, a main driver of the increase was due to a full quarter of expanded development activities for the three months ended March 31, 2021 (compared to preliminary activities for the prior year period).

In addition, the increase was driven by a $10.0 million upfront license fee, which was recorded in March of 2021 and paid in April 2021, related to the expanded indication license agreement for CERC-002 entered into with KKC in March 2021. Furthermore, clinical expenses increased $4.9 million primarily due to costs incurred to advance the pipeline, most notably the CERC-800 compounds and CERC-007. Chemistry, Manufacturing, and Controls (“CMC”) expenses increased $3.5 million due to additional spending on manufacturing to support development of the progressing pipeline. Preclinical expenses increased $1.0 million due to an increase in non-clinical toxicity studies and biomarker studies to support clinical development.

We expect research and development expense to continue to outpace historic periods, as the Company advances its maturing pipeline in anticipation of multiple clinical data readouts over the next twelve months.

Acquired In-Process Research and Development Expenses

In the first quarter of 2020, the Company consummated its merger with Aevi, resulting in the Company acquiring $25.5 million of in-process research and development (“IPR&D”). The fair value of the IPR&D was immediately recognized as acquired in-process research and development expense given such asset has no other alternate use due to the stage of development. There was no acquired in-process research and development for the three months ended March 31, 2021.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Salaries, benefits and related costs	$920	$1,012
Legal, consulting and other professional expenses	2,592	784
Stock-based compensation expense	1,045	706
Other	354	174
	$4,911	$2,676

General and administrative expenses were $4.9 million for the three months ended March 31, 2021, which represents a $2.2 million increase from the prior year period. The increase was largely driven by a $1.8 million increase in legal, consulting and other professional expenses. The largest drivers was higher legal costs in the current quarter, including costs to execute the KKC expanded indication license agreement and to advance other business development activities.

Stock-based compensation expense increased $0.3 million as a result of increased headcount in the first quarter of 2021 (inclusive of a full quarter of expense for the executive leadership team, as opposed to a partial period in the prior year due to timing of the Aevi Merger) and as a result of service-based options granted to employees in January 2021 as part of its annual stock option award.

We expect general and administrative expenses to continue to increase compared to historic periods as a result of the increased infrastructure to support the Company’s expanded research and development efforts.

Sales and Marketing Expenses

The following table summarizes our sales and marketing expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Salaries, benefits and related costs	$189	$134
Stock-based compensation expense	105	55
Advertising and marketing expense	129	481
Other	12	7
	$435	$677

Sales and marketing expenses consist of expenses related to initiatives to support the go-to-market strategy of our pipeline assets. For the three months ended March 31, 2020, we incurred costs related to market research projects for multiple programs and indications that did not repeat in the current year, thus driving the $0.2 million decrease.

Amortization Expense

The following table summarizes our amortization expense for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization of intangible assets	$424	$431

Amortization expense relates to the amortization of the assembled workforces acquired as part of previous acquisitions and mergers and was consistent for the three months ended March 31, 2021 and 2020. In 2020, as a result of the asset acquisition accounting treatment of the Aevi Merger, the Company recorded an assembled workforce intangible asset of $0.9 million, which was assigned a two-year useful life.

Other Income, Net

The following table summarizes our other income, net for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Change in fair value of Investment in Aytu (as defined below)	$—	$7,080
Change in other income	—	11
Interest income, net	17	10
	$17	$7,101

Other income, net decreased $7.1 million for the three months ended March 31, 2021, as compared to the prior year. For the three months ended March 31, 2020, other income, net was mainly comprised of a $7.1 million gain on change in the fair value of the Company’s investment in Aytu. As consideration of the Company’s divestiture of certain commercialized products to Aytu BioScience, Inc. (“Aytu”) in 2019 (the “Aytu Divestiture”), the Company received 9,805,845 shares of Aytu Series G Preferred Stock (the “Investment in Aytu”), which was remeasured at fair value each reporting period. As of March 31, 2020, the Investment in Aytu was $14.7 million, representing a change in fair value of $7.1 million from the prior reporting period (driven by a significant increase in Aytu’s stock price from December 31, 2019 to March 31, 2020). The Company subsequently converted such shares into common stock and sold that common stock for net proceeds of approximately $12.8 million in April 2020.

Income Tax Expense (Benefit)

The following table summarizes our income tax expense (benefit) for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Income tax expense (benefit)	$11	$(2,157)

The Company recognized minimal income tax expense for the three months ended March 31, 2021 compared to an income tax benefit of $2.2 million for the three months ended March 31, 2020. The tax benefit recognized for the three months ended March 31, 2020 was a result of a tax law change signed into law as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which allowed the Company to carry back certain losses for taxes paid in fiscal year 2017. Due to the full valuation allowance against the Company’s deferred tax assets and current year losses, minimal tax expense was recognized for the three months ended March 31, 2021.

Liquidity and Capital Resources

In January 2021, the Company closed an underwritten public offering of 13,971,889 shares of its common stock and 1,676,923 pre-funded warrants for net proceeds of approximately $37.7 million. As of March 31, 2021, Cerecor had $38.3 million in cash and cash equivalents.

In order to meet its cash flow needs, the Company applies a disciplined decision-making methodology as it evaluates the optimal allocation of the Company’s resources between investing in the Company’s existing pipeline assets and acquisitions or in-licensing of new assets. For the three months ended March 31, 2021, Cerecor generated a net loss of $30.7 million and negative cash flows from operations of $18.3 million. As of March 31, 2021, Cerecor had an accumulated deficit of $208.5 million.

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

To mitigate these conditions and to meet the Company’s capital requirements, management plans to use its current cash on hand along with some combination of the following: (i) dilutive and/or non-dilutive, (ii) federal and/or private grants, (iii) other out-licensing or strategic alliances/collaborations of its current pipeline assets, and (iv) out-licensing or sale of its non-core assets. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. If the Company requires but is unable to obtain additional funding, the Company may be forced to make reductions in spending, delay, suspend, reduce or eliminate some or all of its planned research and development programs, or liquidate assets where possible. Due to the uncertainty regarding future financings and other potential options to raise additional funds, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Over the long term, the Company’s ultimate ability to achieve and maintain profitability will depend on, among other things, the development, regulatory approval, and commercialization of its pipeline assets, and the potential receipt and sale of any PRVs it receives.

Uses of Liquidity

The Company uses cash to primarily fund the ongoing development of our research and development pipeline assets and costs associated with its organizational infrastructure.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(18,316)	$(5,739)
Investing activities	(21)	(1,251)
Financing activities	37,825	9,098
Net increase in cash and cash equivalents	$19,488	$2,108

Net cash used in operating activities

Net cash used in operating activities was $18.3 million for the three months ended March 31, 2021 and consisted primarily of a net loss of $30.7 million, which was primarily driven by research and development activities as the Company continued to fund its pipeline of development assets. The three months ended March 31, 2020 included a one-time non-cash acquired IPR&D expense of $25.5 million recorded in connection with the Aevi Merger, while the three months ended March 31, 2021 did not include a similar offset to cash used in operating activities. Additionally, the three months ended March 31, 2021 included a full quarter of development of the expanded pipeline from the Aevi Merger compared to a partial quarter in the prior year (in which the focus was integration as opposed to pipeline development). Changes in net liabilities increased by $10.4 million, mainly driven by a $9.3 million increase in accounts payable and $1.7 million increase in accrued expenses, partially offset by increased accounts receivable of $1.0 million. Accounts payable as of March 31, 2021 included the $10.0 million upfront license fee related to the expanded KKC license agreement for CERC-002, which was entered into March 2021. The Company subsequently paid the $10.0 million fee in April 2021.

Net cash used in operating activities was $5.7 million for the three months ended March 31, 2020 and consisted primarily of a net loss of $21.1 million, which was driven by research and development activities, and non-cash adjustments to reconcile net loss to net cash used in operating activities including a $7.1 million gain related to the change in fair value of the Investment in Aytu and a $1.8 million gain related to the change in the value of the Guarantee associated with the Aytu Divestiture. This decrease was offset by the following non-cash adjustments: non-cash acquired IPR&D expense of $25.5 million and non-cash stock-based compensation of $1.1 million.

Net cash used in investing activities

Net cash used in investing activities was minimal for the three months ended March 31, 2021 and consisted primarily of the purchase of property and equipment.

Net cash used in investing activities was $1.3 million for the three months ended March 31, 2020 and consisted primarily of transaction costs incurred as part of the Aevi Merger, partially offset by the cash acquired as part of the Merger.

Net cash provided by financing activities

Net cash provided by financing activities was $37.8 million for the three months ended March 31, 2021 and consisted primarily of net proceeds of $37.7 million from an underwritten public offering of 13,971,889 shares of common stock and 1,676,923 pre-funded warrants. Armistice Capital Master Fund Ltd. (an affiliate of Armistice Capital, LLC and collectively “Armistice”), which is a significant stockholder of the Company and whose chief investment officer, Steven Boyd, currently serves on the Board, participated in the offering by purchasing 2,500,000 shares of common stock, on the same terms as all other investors. Certain affiliates of Nantahala Capital Management LLC (collectively, “Nantahala”), which beneficially owned greater than 5% of the Company’s outstanding common stock at the time of the offering and, therefore, were considered a related party pursuant to the Company’s written related person transaction policy, purchased 1,400,000 shares of common stock, on the same terms as all other investors. Nantahala also purchased the pre-funded warrants to purchase up to an aggregate of 1,676,923 shares of common stock at a purchase price of $2.599, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant.

Net cash provided by financing activities was $9.1 million for the three months ended March 31, 2020 and consisted primarily of net proceeds of $5.1 million from a registered direct offering with certain institutional investors, which included Armistice, that closed in February 2020 for the sale of 1,306,282 shares of common stock of Company and net proceeds of $3.9 million from a private placement of equity securities with Armistice during March 2020.

Critical Accounting Policies, Estimates, and Assumptions

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report, which have been prepared in accordance with GAAP. In preparing the financial statements in conformity with GAAP, the Company makes estimates and assumptions that have an impact on assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, revenue recognition, cost of product sales, stock-based compensation, fair value measurements, cash flows used in management’s going concern assessment, income taxes, goodwill, and other intangible assets and clinical trial accruals. The Company believes, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the

SEC on March 8, 2021. There have been no material changes to our critical accounting policies during the three months ended March 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 8, 2021, which could materially affect our business, financial condition, or future results. Our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in the Form 10-K referenced above. The risks described in the Form 10-K referenced above are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

10.1*+	License Agreement, dated March 25, 2021, by and between Cerecor Inc. and Kyowa Hakko Kirin Co., Ltd

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2021 and 2020; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2021 and 2020; and (v) Notes to Unaudited Financial Statements.

104	Cover Page Interactive Data File, formatted in XBRL (included in Exhibit 101).

* Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
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

Cerecor Inc.

Date: May 13, 2021	/s/ Schond L. Greenway
Schond L. Greenway
Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer)