Form 10-Q
period 2021-06-30
Cerecor Inc.
filed 2021-08-02
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
As of July 30, 2021, the registrant had 96,008,951 shares of common stock outstanding.

CERECOR INC.

FORM 10-Q

For the Quarter Ended June 30, 2021

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,435	$18,919
Accounts receivable, net	4,120	2,177
Other receivables	998	2,208
Inventory, net	20	3
Prepaid expenses and other current assets	1,750	2,660
Restricted cash, current portion	41	38
Total current assets	47,364	26,005
Property and equipment, net	1,431	1,607
Intangible assets, net	732	1,585
Goodwill	14,409	14,409
Restricted cash, net of current portion	149	149
Total assets	$64,085	$43,755
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,965	$2,574
Accrued expenses and other current liabilities	17,611	11,310
Current liabilities of discontinued operations	98	1,341
Total current liabilities	21,674	15,225
Notes payable	17,143	—
Royalty obligation	2,000	2,000
Deferred tax liability, net	122	90
Other long-term liabilities	1,558	1,878
Total liabilities	42,497	19,193
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 96,008,951 and 75,004,127 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	96	75
Preferred stock—$0.001 par value; 5,000,000 shares authorized at June 30, 2021 and December 31, 2020; 0 and 1,257,143 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	1
Additional paid-in capital	247,067	202,276
Accumulated deficit	(225,575)	(177,790)
Total stockholders’ equity	21,588	24,562
Total liabilities and stockholders’ equity	$64,085	$43,755

See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Product revenue, net	$2,730	$1,338	$3,204	$4,092
License revenue	625	—	625	—
Total revenues, net	3,355	1,338	3,829	4,092

Operating expenses:
Cost of product sales	83	78	159	144
Research and development	12,569	5,917	37,774	10,685
Acquired in-process research and development	—	—	—	25,549
General and administrative	6,618	6,101	11,530	8,777
Sales and marketing	786	653	1,221	1,330
Amortization expense	428	404	853	834
Total operating expenses	20,484	13,153	51,537	47,319
	(17,129)	(11,815)	(47,708)	(43,227)
Other (expense) income:
Change in fair value of Investment in Aytu	—	(1,872)	—	5,208
Other income (expense), net	(5)	398	(5)	410
Interest (expense) income, net	(239)	9	(222)	18
Total other (expense) income, net from continuing operations	(244)	(1,465)	(227)	5,636
Loss from continuing operations before taxes	(17,373)	(13,280)	(47,935)	(37,591)
Income tax benefit	(199)	(454)	(188)	(2,611)
Loss from continuing operations	$(17,174)	$(12,826)	$(47,747)	$(34,980)
Income (loss) from discontinued operations, net of tax	69	(455)	(38)	582
Net loss	$(17,105)	$(13,281)	$(47,785)	$(34,398)

Net (loss) income per share of common stock, basic and diluted:
Continuing operations	$(0.18)	$(0.18)	$(0.50)	$(0.53)
Discontinued operations	—	(0.01)	—	0.01
Net loss per share of common stock, basic and diluted	$(0.18)	$(0.19)	$(0.50)	$(0.52)

Net (loss) income per share of preferred stock, basic and diluted:
Continuing operations	$(0.88)	$(0.93)	$(2.49)	$(2.66)
Discontinued operations	—	(0.03)	—	0.04
Net loss per share of preferred stock, basic and diluted	$(0.88)	$(0.96)	$(2.49)	$(2.62)

See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Common stock		Preferred Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Three Months Ended June 30, 2021
Balance, March 31, 2021	89,104,816	$89	1,257,143	$1	$241,535	$(208,470)	$33,155
Conversion of preferred stock to common stock	6,285,715	6	(1,257,143)	(1)	(5)	—	—
Restricted stock units vested during period	77,917	—	—	—	—	—	—
Shares purchased through employee stock purchase plan	88,686	—	—	—	207	—	207
Issuance of equity classified warrants related to venture debt financing agreement	—	—	—	—	861	—	861
Exercise of stock options	451,817	1	—	—	1,395	—	1,396
Stock-based compensation	—	—	—	—	3,074	—	3,074
Net loss	—	—	—	—	—	$(17,105)	(17,105)
Balance, June 30, 2021	96,008,951	$96	—	$—	$247,067	$(225,575)	$21,588

	Common stock		Preferred Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Six Months Ended June 30, 2021
Balance, December 31, 2020	75,004,127	$75	1,257,143	$1	$202,276	$(177,790)	$24,562
Issuance of shares of common stock and pre-funded warrants in underwritten public offering, net	13,971,889	14	—	—	37,639	—	37,653
Conversion of preferred stock to common stock	6,285,715	6	(1,257,143)	(1)	(5)	—	—
Restricted stock units vested during period	77,917	—	—	—	—	—	—
Shares purchased through employee stock purchase plan	88,686	—	—	—	207	—	207
Issuance of equity classified warrants related to venture debt financing agreement	—	—	—	—	861	—	861
Exercise of stock options	580,617	1	—	—	1,567	—	1,568
Stock-based compensation	—	—	—	—	4,522	—	4,522
Net loss	—	—	—	—	—	(47,785)	(47,785)
Balance, June 30, 2021	96,008,951	$96	—	$—	$247,067	$(225,575)	$21,588

	Common stock		Preferred Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Three Months Ended June 30, 2020
Balance, March 31, 2020	59,560,252	$59	1,257,143	$1	$160,936	$(135,408)	$25,588
Issuance of shares of common stock in underwritten public offering, net of offering costs	15,180,000	15	—	—	35,413	—	35,428
Exercise of stock options	25,071	—	—	—	18	—	18
Restricted Stock Units vested during period	111,667	—	—	—	—	—	—
Restricted Stock Units withheld for taxes	(35,279)	—	—	—	(94)	—	(94)
Shares purchased through employee stock purchase plan	58,336	—	—	—	133	—	133
Stock-based compensation	—	—	—	—	2,786	—	2,786
Net loss	—	—	—	—	—	(13,281)	(13,281)
Balance, June 30, 2020	74,900,047	$74	1,257,143	$1	$199,192	$(148,689)	$50,578

	Common stock		Preferred Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Six Months Ended June 30, 2020
Balance, December 31, 2019	44,384,222	$44	2,857,143	$3	$135,239	$(114,291)	$20,995
Conversion of preferred stock to common stock	8,000,000	8	(1,600,000)	(2)	(6)	—	—
Issuance of shares related to Aevi Merger	3,893,361	4	—	—	15,492	—	15,496
Issuance of shares pursuant to registered direct offering, net of offering costs	1,306,282	1	—	—	5,135	—	5,136
Issuance of shares pursuant to common stock private placement, net of offering costs	1,951,219	2	—	—	3,886	—	3,888
Issuance of shares of common stock in underwritten public offering, net of offering costs	15,180,000	15	—	—	35,413	—	35,428
Exercise of stock options	50,239	—	—	—	92	—	92
Restricted stock units vested during period	111,667	—	—	—	—	—	—
Restricted stock units withheld for taxes	(35,279)	—	—	—	(94)	—	(94)
Shares purchased through employee stock purchase plan	58,336	—	—	—	133	—	133
Stock-based compensation	—	—	—	—	3,902	—	3,902
Net loss	—	—	—	—	—	(34,398)	(34,398)
Balance, June 30, 2020	74,900,047	$74	1,257,143	$1	$199,192	$(148,689)	$50,578
See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(47,785)	$(34,398)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	907	879
Stock-based compensation	4,522	3,902
Accretion of debt discount	104	—
Acquired in-process research and development, including transaction costs	—	25,549
Deferred taxes	31	(424)
Change in fair value of Investment in Aytu	—	(5,208)
Change in fair value of warrant liability and unit purchase option liability	—	(14)
Change in value of Guarantee	—	(1,755)
Changes in assets and liabilities:
Accounts receivable, net	(1,943)	(532)
Other receivables	1,210	(1,852)
Inventory, net	(17)	9
Prepaid expenses and other assets	910	(24)
Accounts payable (excluding unpaid debt issuance costs)	(324)	83
Income taxes payable	—	288
Accrued expenses and other liabilities	4,916	(815)
Lease liability, net	(34)	18
Net cash used in operating activities	(37,503)	(14,294)
Investing activities
Proceeds from sale of Investment in Aytu, net	—	12,837
Net cash paid in merger with Aevi	—	(1,251)
Purchase of property and equipment	(21)	—
Net cash used in investing activities	(21)	11,586
Financing activities
Proceeds from issuance of common stock and pre-funded warrants in underwritten public offering, net	37,653	—
Proceeds from Notes and warrants, net of debt issuance costs paid	19,615	—
Proceeds from underwritten public offering, net	—	35,428
Proceeds from registered direct offering, net	—	5,136
Proceeds from sale of shares pursuant to common stock private placement, net	—	3,888
Proceeds from exercise of stock options	1,568	92
Proceeds from issuance of common stock under employee stock purchase plan	207	133
Restricted stock units withheld for taxes	—	(94)
Net cash provided by financing activities	59,043	44,583
Increase in cash, cash equivalents and restricted cash	21,519	41,875
Cash, cash equivalents, and restricted cash at beginning of period	19,106	3,729
Cash, cash equivalents, and restricted cash at end of period	$40,625	$45,604
Supplemental disclosures of cash flow information
Cash paid for taxes	$—	$316
Supplemental disclosures of non-cash activities
Unpaid debt issuance costs	$1,715	$—
Issuance of common stock in Aevi Merger	$—	$15,496
Leased asset obtained in exchange for new operating lease liability	$—	$376

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2021	2020

Cash and cash equivalents	$40,435	$45,391
Restricted cash, current	41	33
Restricted cash, non-current	149	180
Total cash, cash equivalents and restricted cash	$40,625	45,604
See accompanying notes to the unaudited condensed consolidated financial statements.

CERECOR INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

Cerecor Inc. (the “Company” or “Cerecor”) is a biopharmaceutical company focused on becoming a leader in the development and commercialization of treatments for immunologic, immuno-oncologic and rare genetic disorders. The Company is advancing its clinical-stage pipeline of innovative therapies that address unmet patient needs within rare and orphan diseases.

The Company’s rare disease pipeline includes CERC-801, CERC-802 and CERC-803 (“CERC-800 compounds”), which are in development for congenital disorders of glycosylation and CERC-006, an oral mTORc1/c2 inhibitor in development for the treatment of complex lymphatic malformations. The Company is also developing two monoclonal antibodies, CERC-002 and CERC-007. CERC-002, targets the cytokine LIGHT (TNFSF14) and is in clinical development for treatment of inflammatory bowel disease and COVID-19 acute respiratory distress syndrome. CERC-007 targets the cytokine IL-18 and is in clinical development for the treatment of Still’s disease (adult onset Still’s disease and systemic juvenile idiopathic arthritis) and multiple myeloma. CERC-006, 801, 802 and 803 have all received Orphan Drug Designation and Rare Pediatric Disease Designation, which makes all four eligible for a priority review voucher (“PRV”) upon approval from the U.S. Food and Drug Administration (“FDA”).

The Company has one commercialized product, Millipred®, a non-core asset, which is an oral prednisolone indicated across a wide variety of inflammatory conditions.

Cerecor was incorporated and commenced operation in 2011 and completed its initial public offering in October 2015.

Liquidity

As of June 30, 2021, Cerecor had $40.4 million in cash and cash equivalents. In June 2021, the Company entered into a $35.0 million venture debt financing agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”) and Powerscourt Investments XXV, LP (“Powerscourt, together with Horizon, the “Lenders”). In accordance with the Loan Agreement, $20.0 million of the $35.0 million loan was funded on the closing date (the “Initial Note”), with the remaining $15.0 million fundable upon the Company achieving certain predetermined milestones. The Company received net proceeds of $19.6 million in the second quarter of 2021 and will pay approximately $1.7 million of debt issuance costs in the third quarter of 2021, for total expected net proceeds of $17.9 million (related to the Initial Note funded in the second quarter). The Loan Agreement contains certain covenants and certain other specified events that could result in an event of default, which if not cured or waived, could results in the acceleration of all or a substantial portion of the notes. As of June 30, 2021, the Company did not breach any covenants or specified event that could result in an event of default.

In the third quarter of 2021, the Company received $10.0 million in gross proceeds (the “Second Note”) under the Loan Agreement. The Second Note was made available in connection with the Company’s successful positive initial results from a Phase1b proof-of-concept study evaluating CERC-002 in adult patients with moderate-to-severe Crohn’s disease.

In January 2021, the Company closed an underwritten public offering of 13,971,889 shares of its common stock and 1,676,923 pre-funded warrants for net proceeds of approximately $37.7 million.

In order to meet its cash flow needs, the Company applies a disciplined decision-making methodology as it evaluates the optimal allocation of the Company’s resources between investing in the Company’s existing pipeline assets and acquisitions or in-licensing of new assets. For the six months ended June 30, 2021, Cerecor generated a net loss of $47.8 million and negative cash flows from operations of $37.5 million. As of June 30, 2021, Cerecor had an accumulated deficit of $225.6 million.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, losses are expected to continue as the Company continues to invest in its research and development pipeline assets. The Company will require additional financing to fund its operations and to continue to execute its business strategy at least one year after the date the condensed consolidated financial statements included herein were issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate these conditions and to meet the Company’s capital requirements, management plans to use its current cash on hand along with some combination of the following: (i) dilutive and/or non-dilutive financings, (ii) federal and/or private grants, (iii) other out-licensing or strategic alliances/collaborations of its current pipeline assets, and (iv) out-licensing or sale of its non-core assets. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. Subject to limited exceptions, our venture debt financing agreement prohibits us from incurring certain additional indebtedness, making certain asset dispositions, and entering into certain mergers, acquisitions or other business combination transactions without prior consent of the Lender. If the Company requires but is unable to obtain additional funding, the Company may be forced to make reductions in spending, delay, suspend, reduce or eliminate some or all of its planned research and development programs, or liquidate assets where possible. Due to the uncertainty regarding future financing and other potential options to raise additional funds, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the financial statements in this Quarterly Report were issued.

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

Significant Accounting Policies

During the six months ended June 30, 2021, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 8, 2021.

3. Revenue

The Company generates substantially all of its revenue from sales of Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions, which is considered a prescription drug. The Company sells its prescription drug in the United States primarily through wholesale distributors and specialty contracted pharmacies. Wholesale distributors account for substantially all of the Company’s net product revenues and trade receivables. The Company also earns revenue from sales of its prescription drug directly to retail pharmacies. For the three months ended June 30, 2021, the Company’s three largest customers accounted for approximately 62%, 17%, and 20% of the Company’s total net product revenues. For the six months ended June 30, 2021, the Company’s three largest customers accounted for approximately 64%, 16%, and 19% of the Company’s total net product revenues.

The Company has a license and supply agreement for the Millipred® product with a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), which expires on September 30, 2023. Beginning July 1, 2021, Cerecor is required to pay Teva fifty percent of the net profit of the Millipred® product following each calendar quarter, subject to a $0.5 million quarterly minimum payment.

Revenue from sales of prescription drugs was $2.7 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $3.2 million and $4.1 million for the six months ended June 30, 2021 and 2020, respectively. During the first quarter of 2021, the Company’s inventory on hand became short-dated (which the Company considers inventory within six months of expiration) due to manufacturing delays and therefore the Company recorded a full sales return allowance on sales of short-dated inventory given the high likelihood of return. The Company received the delayed inventory lot in April 2021 and began selling this lot immediately.

License revenue was $0.6 million for the three and six months ended June 30, 2021 related to the out-license of two non-core pipeline assets. In May 2021, the Company out-licensed all of its rights in respect of its non-core neurology pipeline asset, CERC-301, to Alto Neuroscience, Inc. (“Alto”). The Company received a mid-six digit upfront license payment and can earn development, regulatory and sales-based milestone payments as well as modest royalties based on Alto’s activities under the out-license. In June 2021, the Company assigned all of its rights under its license covering its non-core neurology pipeline asset, CERC-406, to ES Therapeutics, LLC (“ES”). ES is a wholly-owned subsidiary of Armistice Capital Master Fund Ltd. (an affiliate of Armistice Capital, LLC and collectively “Armistice”), which is a significant stockholder of the Company and whose chief investment officer, Steven Boyd, serves on the Company’s Board of Directors. The transaction with ES was approved in accordance with the Company’s related party transaction policy. The Company received a low-six digit upfront license payment and can earn development, regulatory, and sales-based milestone payments based on ES’s activities under the assigned license.

4. Aytu Divestiture

Overview of Sale of Pediatric Portfolio and Related Commercial Infrastructure to Aytu BioScience

On November 1, 2019, the Company closed on an asset purchase agreement to sell the Company’s rights, title and interest in assets relating to certain commercialized products (the “Pediatric Portfolio”) and the corresponding commercial infrastructure to Aytu BioScience, Inc. (“Aytu”). Aytu paid consideration of $4.5 million in cash and approximately 9.8 million shares of Aytu convertible preferred stock, and assumed certain of the Company’s liabilities, including the Company’s payment obligations to Deerfield CSF, LLC (“Deerfield”) and certain other liabilities primarily related to contingent consideration and sales returns. Steve Boyd, Chief Investment Officer of Armistice Capital, LLC, a significant stockholder of the Company, serves on each company’s board of directors.

Cerecor retained all rights to Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions. Millipred is a non-core asset. Pursuant to a transition services agreement entered into between Aytu and Cerecor, Aytu managed Millipred® commercial operations for 18 months (post November 1, 2019). In May 2021, the Company entered into an amended transition services agreement pursuant to which Aytu continued to manage Millipred®’s commercial operations until June 30, 2021. The Company is currently finalizing its trade and distribution channel to allow it to control third party distribution in the third quarter of 2021. As of the filing date of this Quarterly Report on 10-Q, Aytu continues to distribute Millipred®.

Upon the sale of the Pediatric Portfolio to Aytu, the Pediatric Portfolio met all conditions to be classified as discontinued operations. Therefore, the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020 and as of December 31, 2020 reflect the operations, net of taxes, and related assets and liabilities of the Pediatric Portfolio as discontinued operations. Refer to the “Discontinued Operations” section below for more information, including Cerecor’s continuing involvement.

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

Aytu publicly reported that it had paid the $15.0 million balloon payment to Deerfield before it came due in June 2020 and the fixed monthly payments to Deerfield ended in January 2021, thus satisfying the debt obligation. As of November 1, 2019, Aytu was responsible for the remaining contingent consideration related to future royalties on Avadel’s pediatric products of $9.3 million. Aytu is required to pay an amount equal to at least $0.1 million per month. Cerecor’s Guarantee will end upon the earlier of (i) February 5, 2026, or (ii) upon $12.5 million in aggregate deferred payments has been paid to Deerfield. Cerecor is required to make a payment under the Guarantee upon demand by Deerfield if all or any part of the fixed payments and/or deferred payments are not paid by Aytu when due or upon breach of a covenant. The remaining minimum commitments payable as most recently publicly reported by Aytu was $7.3 million as of June 30, 2020, which represents Cerecor’s estimated maximum potential future payments under the Guarantee.

The fair value of the Guarantee, which relates to the Company’s obligation to make future payments if Aytu defaults, was determined at the time of the Aytu Divestiture as the difference between (i) the estimated fair value of the assumed payments using Cerecor’s estimated cost of debt and (ii) the estimated fair value of the assumed payments using Aytu’s estimated cost of debt. At each subsequent reporting period, the value of the Guarantee is determined based on the expected credit loss of the Guarantee with changes recorded in (loss) income from discontinued operations, net of tax within the consolidated statements of operations and comprehensive loss. The Company concluded that the expected credit loss of the Guarantee was de minimis as of June 30, 2021 based on considerations such as recent financings, cash position, operating cash flows and trends and Aytu’s ability to meet its financial commitments.

Discontinued Operations

The following tables summarizes the liabilities of the discontinued operations as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Liabilities
Current liabilities:
Accrued expenses and other current liabilities	$98	$1,342
Total current liabilities of discontinued operations	$98	$1,342

Aytu assumed sales returns of the Pediatric Portfolio made after November 1, 2019 related to sales prior to November 1, 2019 only to the extent such post-Closing sales returns exceed $2.0 million and are less than $2.8 million (in other words, Aytu will only assume $0.8 million of such returns). Therefore, Cerecor is liable for future sales returns of the Pediatric Portfolio sold prior to November 1, 2019 in excess of the $0.8 million assumed by Aytu. The Company estimated future returns as of June 30, 2021 on sales of the Pediatric Portfolio made prior to the transaction close date, which was recognized within accrued expenses and other current liabilities from discontinued operations (and shown in the table above).

Changes in the Company’s estimate of sales returns related to the Pediatric Portfolio is included within discontinued operations on the statement of operations and comprehensive loss and is shown within product revenue, net in the table summarizing the results of discontinued operations below. In future periods, as additional information becomes available, the Company expects to recognize expense (or a benefit) related to actual sales returns of the Pediatric Portfolio in excess (or less than) the returns reserve recorded, which will be recognized within discontinued operations. The Company expects this involvement to continue until sales returns are no longer accepted on sales of the Pediatric Portfolio made prior to November 1, 2019. Returns of these products may be accepted through the second quarter of 2022 (in line with the products’ return policies).

The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product revenue, net	$69	$(455)	$63	$(1,173)

Operating expenses:
Sales and marketing	—	—	101	—
Total operating expenses	—	—	101	—

Other income:
Change in value of Guarantee	—	—	—	1,755
Total other income	—	—	—	1,755
Income (loss) from discontinued operations, net of tax	$69	$(455)	$(38)	$582

There were no non-cash operating items from discontinued operations for the six months ended June 30, 2021 and no non-cash investing items from the discontinued operations for the six months ended June 31, 2021 and 2020. The significant non-cash operating item from the discontinued operations for the six months ended June 30, 2020 is contained below (in thousands).

	Six Months Ended June 30,
	2021	2020
Change in value of Guarantee	—	$(1,755)

5. Net Loss Per Share

The Company computes earnings per share (“EPS”) using the two-class method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings.

The Company had two classes of stock outstanding during the three and six months ended June 30, 2021; common stock and preferred stock. The preferred stock outstanding during the period had the same rights and preferences as the Company’s common stock, other than being non-voting, and is convertible into share of common stock on a 1-for-5 ratio. In April 2021, Armistice, which is a significant stockholder of the Company and whose chief investment officer, Steven Boyd, serves on the Board of the Company, converted the remaining 1,257,143 shares of convertible preferred stock into 6,285,715 shares of Cerecor’s common stock. Refer to Note 11 for more information. Under the two-class method, the convertible preferred stock was considered a separate class of stock until the time it was converted to common shares for EPS purposes and therefore basic and diluted EPS is provided below for both common stock and preferred stock for the periods presented.

EPS for common stock and EPS for preferred stock is computed by dividing the sum of distributed earnings and undistributed earnings for each class of stock by the weighted average number of shares outstanding for each class of stock for the period. In applying the two-class method, undistributed earnings are allocated to common stock and preferred stock based on the weighted average shares outstanding during the period, which assumes the convertible preferred stock has been converted to common stock. The weighted average number of common shares outstanding as of June 30, 2021 includes the weighted average effect of the pre-funded warrants issued in connection with the January 2021 underwritten public offering, the exercise of which requires nominal consideration for the delivery of the shares of common stock (refer to Note 11 for more information).

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

The following tables set forth the computation of basic and diluted net (loss) income per share of common stock and preferred stock for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share amounts):

	Three Months Ended
	June 30, 2021
	Common stock		Preferred stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Numerator:
Allocation of undistributed net loss	$(16,991)	$68	$(183)	$1
Denominator:
Weighted average shares	96,179,581	96,179,581	207,221	207,221
Basic and diluted net loss per share	$(0.18)	$—	$(0.88)	$—

	Six Months Ended
	June 30, 2021
	Common stock		Preferred stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Numerator:
Allocation of undistributed net loss	$(45,934)	$(37)	$(1,813)	$(1)
Denominator:
Weighted average shares	92,399,073	92,399,073	729,282	729,282
Basic and diluted net loss per share	$(0.50)	$—	$(2.49)	$—

	Three Months Ended
	June 30, 2020
	Common stock		Preferred stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Numerator:
Allocation of undistributed net loss	$(11,659)	$(414)	$(1,167)	$(41)
Denominator:
Weighted average shares	62,806,926	62,806,926	1,257,143	1,257,143
Basic and diluted net loss per share	$(0.18)	$(0.01)	$(0.93)	$(0.03)

	Six Months Ended
	June 30, 2020
	Common stock		Preferred stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Numerator:
Allocation of undistributed net loss	$(31,099)	$517	$(3,881)	$65
Denominator:
Weighted average shares	58,370,843	58,370,843	1,457,143	1,457,143
Basic and diluted net loss per share	$(0.53)	$0.01	$(2.66)	$0.04

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the three and six months ended June 30, 2021 and 2020, as they could have been anti-dilutive:

	Three and Six Months Ended
	June 30,
	2021	2020
Stock options	12,645,410	9,363,265
Warrants on common stock[1]	4,406,224	4,024,708
Restricted Stock Units	77,916	155,833
Underwriters’ unit purchase option	—	40,000
1 The above table excludes 1,676,923 pre-funded warrants for the three and six months ended June 30, 2021. See “Q1 2021 Financing” in Note 11 for more information.

6. Asset Acquisition

Aevi Merger

In the first quarter of 2020, the Company consummated its merger with Aevi Genomic Medicine Inc. (“Aevi”), in which Cerecor acquired the rights to CERC-002, CERC-006 and CERC-007 (the “Merger” or the “Aevi Merger”).

The Merger consideration included (i) stock valued at approximately $15.5 million, resulting in the issuance of approximately 3.9 million shares of Cerecor common stock to Aevi stockholders, (ii) forgiveness of $4.1 million the Company had loaned Aevi prior to the Merger closing, (iii) contingent value rights for up to an additional $6.5 million in subsequent payments based on certain development milestones (discussed further in Note 14), and (iv) transaction costs of $1.5 million.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

June 30, 2021
Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$38,973	$—	$—

December 31, 2020
Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$17,503	$—	$—

*Investments in money market funds are reflected in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

As of June 30, 2021 and December 31, 2020, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities. The carrying amounts reported in the accompanying condensed consolidated financial statements approximate their respective fair values because of the short-term nature of these accounts.

No changes in valuation techniques or inputs occurred during the six months ended June 30, 2021 and 2020. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six months ended June 30, 2021 and 2020.

8. Leases

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

The weighted average remaining term of the operating leases at June 30, 2021 was 7.9 years.

Supplemental balance sheet information related to the leased property is as follows (in thousands):

	As of
	June 30, 2021	December 31, 2020
Property and equipment, net	$773	$917

Accrued expenses and other current liabilities	$288	$426
Other long-term liabilities	998	1,038
Total operating lease liabilities	$1,286	$1,464

The operating lease right-of-use (“ROU”) assets are included in property and equipment and the lease liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in our condensed consolidated balance sheets. The Company utilized a weighted average discount rate of 7.5% to determine the present value of the lease payments.

The components of lease expense for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost*	$95	$87	$190	$142
*Includes short-term leases, which are immaterial.

The following table shows a maturity analysis of the operating lease liabilities as of June 30, 2021 (in thousands):

Undiscounted Cash Flows
July 1, 2021 through December 31, 2021	$202
2022	174
2023	178
2024	183
2025	187
2026	192
Thereafter	621
Total lease payments	$1,737
Less implied interest	(451)
Total	$1,286

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	As of
	June 30, 2021	December 31, 2020
Research and development	$9,838	$4,939
Compensation and benefits	2,566	3,119
General and administrative	2,217	771
Sales and marketing	246	31
Commercial operations	2,451	1,913
Lease liability, current	288	426
Other	5	111
Total accrued expenses and other current liabilities	$17,611	$11,310

10. Notes Payable

Overview

On June 4, 2021, the Company entered into a $35.0 million Loan Agreement with Horizon and Powerscourt. On the closing date, the Company received $20.0 million, with the remaining $15.0 million fundable upon the Company achieving certain predetermined milestones, one of which was achieved in July 2021 (refer to more information below).

Each advance under the Loan Agreement will mature 42 months from the first day of the month following the funding of the advance. Each advance accrues interest at a per annum rate of interest equal to 6.25% plus the prime rate, as reported in the Wall Street Journal (subject to a floor of 3.25%). The Loan Agreement provided for interest-only payments for each advance for the first 18 months. The interest-only period may be extended to 24 months if the Company satisfies the Interest Only Extension Milestone (as defined in the Loan Agreement), which the Company met in the third quarter of 2021. Thereafter, amortization payments will be payable in monthly installments of principal and interest through each advance’s maturity date. Upon ten business days’ prior written notice, the Company may prepay all of the outstanding advances by paying the entire principal balance and all accrued and unpaid interest, subject to prepayment charges of up to 3% of the then outstanding principal balance. Upon the earlier of (i) payment in full of the principal balance, (ii) an event of default, or (iii) the maturity date, the Company will pay an additional final payment of 3% of the principal loan amount to the Lenders.

Each advance of the loan is secured by a lien on substantially all of the assets of the Company, other than Intellectual Property and Excluded Collateral (in each case as defined in the Loan Agreement), and contains customary covenants and representations, including a financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions taxes, corporate changes, deposit accounts, and subsidiaries.

The events of default under the Loan Agreement include but are not limited to, failing to make a payment, breach of covenant, or occurrence of a material adverse change. If an event of default occurs, the Lenders are entitled to accelerate the loan amounts due, or take other enforcement actions. As of June 30, 2021, the Company did not breach any covenants or specified event that could result in an event of default.

Initial Note

The Initial Note of $20.0 million will mature on January 1, 2025 (the “Initial Note Maturity Date”). As of June 30, 2021, the Company was required to make interest-only payments of the Initial Note through January 1, 2023 with monthly amortization payments of principal and interest thereafter through the Initial Note Maturity Date. Subsequent to the second quarter of 2021, the Company satisfied the Interest Only Extension Milestone; refer to further information below.

On June 4, 2021, pursuant to the Loan Agreement, the Company issued warrants to the Lenders to purchase 403,844 shares of the Company’s common stock with an exercise price of $2.60 (the “Warrants”). The Warrants are exercisable for ten years from the date of issuance. The Lenders may exercise the Warrants either by (a) cash or check or (b) through a net issuance conversion. The Warrants, which met equity classification, were recognized as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method. The Company valued the Warrants at issuance, which resulted in a discount on the debt, and allocated the proceeds from the loan proportionately to the notes payable and to the Warrants, of which $0.9 million was allocated to the Warrants.

For the three and six months ended June 30, 2021, the Company incurred $2.1 million in debt issuance costs, including legal fees in connection with the Loan Agreement, fees paid directly to the lender, and other direct costs, of which $1.7 million will be paid in the third quarter of 2021. All fees, warrants, and costs paid to the Lenders and all direct costs incurred by the Company are recognized as a debt discount and are amortized to interest expense using the effective interest method over the term of the loan. The effective rate of the Initial Note, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 16.3% as of June 30, 2021.

Balance sheet information related to the note payable (which only includes the Initial Note as of June 30, 2021) is as follows (in thousands):

	As of
	June 30, 2021	December 31, 2020	Maturity
Notes payable, gross[1]	$20,600	$—	January 2025
Less: Unamortized debt discount and issuance costs	3,457	—
Carrying value of notes payable	$17,143	$—

1 Balance includes $0.6 million final payment fee

As of June 30, 2021, the estimated future principal payments due on the Initial Note (prior to meeting the Interest Only Extension Milestone, which occurred in the third quarter of 2021) were as follows (in thousands):

As of June 30, 2021
2021	$—
2022	—
2023	10,000
2024	10,600
Total principal payments[1]	$20,600

1 Balance includes $0.6 million final payment fee

Funding of Second Note Subsequent to June 30, 2021

In the third quarter of 2021, the Company received $10.0 million in gross proceeds under the Loan Agreement. The Second Note was made available in connection with the Company’s successful positive initial results from a Phase1b proof-of-concept study evaluating CERC-002 in adult patients with moderate-to-severe Crohn’s disease. The remaining $5.0 million may be funded upon achieving certain predetermined milestones.

The funding of the Second Note satisfied the Interest Only Extension Milestone for both the Initial Note and the Second Note. Therefore, the Second Note includes interest-only payments through August 1, 2023 and monthly principal and interest payments beginning thereafter through its maturity date on February 1, 2025. As it relates to the Initial Note, the Company’s interest-only payment period is now extended through July 1, 2023 and the monthly principal and interest payments begin thereafter through its maturity date on January 1, 2025.

The Company will evaluate the accounting impact of the Second Note and extension of the interest only period of the Initial Note in the third quarter of 2021.

11. Capital Structure

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock, common stock and preferred stock. At June 30, 2021, the total number of shares of capital stock the Company was authorized to issue was 205,000,000 of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

Common Stock

At-the-Market Offering Program

In July 2021, the Company entered into an “at-the-market” sales agreement with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (together, the “Agents”), pursuant to which the Company may sell from time to time, shares of its common stock having an aggregate offering price of up to $50 million through the Agents (the “ATM Program”). As of the filing date of this Quarterly Report on Form 10-Q, the Company has not yet sold any shares of our common stock under the ATM Program.

Q2 2021 Debt Financing Agreement

As part of the Loan Agreement entered into in the second quarter of 2021, on June 4, 2021, the Company issued warrants to Horizon and Powerscourt to purchase 403,844 shares of the Company’s common stock with an exercise price of $2.60. The warrants are exercisable for ten years from the date of issuance. Refer to Note 10 for additional information.

Q1 2021 Financing

In January 2021, the Company closed an underwritten public offering of 13,971,889 shares of its common stock and 1,676,923 pre-funded warrants for net proceeds of $37.7 million. Armistice, which is a significant stockholder of the Company and whose chief investment officer, Steven Boyd, currently serves on the Board of the Company, participated in the offering by purchasing 2,500,000 shares of common stock, on the same terms as all other investors. Certain affiliates of Nantahala Capital Management LLC (collectively, “Nantahala”), which beneficially owned greater than 5% of the Company’s outstanding common stock at the time of the offering and, therefore, were considered a related party pursuant to the Company’s written related person transaction policy, purchased 1,400,000 shares of common stock, on the same terms as all other investors.

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

Aevi Merger

On February 3, 2020, under the terms of the Aevi Merger noted above in Note 6, the Company issued approximately 3.9 million shares of common stock.

Common Stock Warrants

At June 30, 2021, the following common stock warrants were outstanding:

Number of common shares	Exercise price	Expiration
underlying warrants	per share	date
2,380	$8.68	May 2022
4,000,000	$12.50	June 2024
1,676,923	$0.001	—
403,844	$2.60	June 2031
6,083,147

Convertible Preferred Stock

On December 26, 2018, the Company filed a Certificate of Designation of Preferences of Series B Non-Voting Convertible Preferred Stock (“Series B Convertible Preferred Stock” or “convertible preferred stock”) of Cerecor Inc. (the “Certificate of Designation of the Series B Preferred Stock”) classifying and designating the rights, preferences and privileges of the Series B Convertible Preferred Stock. The Certificate of Designation of the Series B Convertible Preferred Stock authorized 2,857,143 shares of convertible preferred stock. The Series B Convertible Preferred Stock converted to shares of common stock on a 1-for-5 ratio and has the same rights, preferences, and privileges as common stock other than it held no voting rights. During the first quarter of 2020, the holder of the Series B Preferred Stock, Armistice, converted 1,600,000 shares of the convertible preferred stock into 8,000,000 shares of Cerecor’s common stock. In April 2021, Armistice converted the remaining 1,257,143 shares of Series B Convertible Preferred Stock into 6,285,715 shares of Cerecor’s common stock. As of June 30, 2021, the Company had no preferred stock outstanding.

12. Stock-Based Compensation

2016 Equity Incentive Plan

On April 5, 2016, the Company’s board of directors adopted the 2016 Equity Incentive Plan (the “2016 Plan”) as the successor to the 2015 Omnibus Plan (the “2015 Plan”). The 2016 Plan was approved by the Company’s stockholders and became effective on May 18, 2016 (the “2016 Plan Effective Date”). Upon the 2016 Plan Effective Date, the 2016 Plan reserved and authorized up to 600,000 additional shares of common stock for issuance, as well as 464,476 unallocated shares remaining available for grant of new awards under the 2015 Plan. An Amended and Restated 2016 Equity Incentive Plan (the “2016 Amended Plan”) was approved by the Company’s stockholders in May 2018, which increased the share reserve by an additional 1.4 million shares. A Second Amended and

Restated 2016 Equity Incentive Plan (the “2016 Second Amended Plan”) was approved by the Company’s stockholders in August 2019, which increased the share reserve by an additional 850,000 shares. A Third Amended and Restated Equity Incentive Plan (the “2016 Third Amended Plan”) was approved by the Company’s stockholders in June 2020 which increased the share reserve by an additional 2,014,400 shares. During the term of the 2016 Third Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. As of June 30, 2021, there were 2,576,435 shares available for future issuance under the 2016 Third Amended Plan.

Option grants expire after ten years. Employee options typically vest over three or four years. Employees typically receive a new hire option grant, as well as an annual grant in the first or second quarter of each year. Options granted to directors typically vest either immediately or over a period of one or three years. Directors may elect to receive stock options in lieu of board compensation, which vest immediately. For stock options granted to employees and non-employee directors, the estimated grant date fair market value of the Company’s stock-based awards is amortized ratably over the individuals’ service periods, which is the period in which the awards vest. Stock-based compensation expense includes expense related to stock options, restricted stock units and employee stock purchase plan shares. The amount of stock-based compensation expense recognized for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$467	$391	$765	$772
General and administrative	2,503	2,308	3,548	2,988
Sales and marketing	104	87	209	142
Total stock-based compensation	$3,074	$2,786	$4,522	$3,902
In June 2021, the Company’s former Chairman of the Board resigned from the Board. The Company and the former Chairman subsequently entered into an agreement for him to serve as a strategic advisor to the Board and the Company, including serving on the Company’s Scientific Advisory Board, for a period of at least one year. As consideration for these services, the Company modified his outstanding stock option awards to allow them to continue to vest during the term during which he serves as a strategic advisor. Additionally, any option award previously granted was amended to extend the exercisability period. As a result of the modification, the Company recognized $1.4 million of compensation cost, $1.0 million of which related to options with market-based vesting conditions (which were fully vested prior to the modification) and $0.4 million of which related to options with service-based vesting conditions. This expense was recognized in general and administrative expenses for the three and six months ended June 30, 2021. At June 30, 2021, there was $0.3 million of unrecognized compensation cost related to the modification of service-based options that will be recognized over a weighted-average period of 1.0 years.

Stock options with service-based vesting conditions

The Company has granted awards that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. A summary of option activity for the six months ended June 30, 2021 is as follows:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Balance at December 31, 2020	8,830,674	$3.95	$2.36	7.7
Granted	4,048,563	$3.33	$2.19
Exercised	(580,617)	$2.70	$1.74
Forfeited	(313,841)	$3.82	$2.41
Expired	(339,369)	$4.55	$2.70
Balance at June 30, 2021	11,645,410	$3.78	$2.32	8.5
Exercisable at June 30, 2021	3,939,679	$4.29	$2.44	7.5

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

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. As of June 30, 2021, the aggregate intrinsic value of options outstanding was $2.2 million. The aggregate intrinsic value of options currently exercisable as of June 30, 2021 was $1.1 million. There were 1,953,214 options that vested during the six months ended June 30, 2021 with a weighted average exercise price of $3.66 per share. The total grant date fair value of shares which vested during the six months ended June 30, 2021 was $4.4 million.

The Company recognized stock-based compensation expense of $2.0 million and $3.3 million related to stock options with service-based vesting conditions for the three and six months ended June 30, 2021, respectively. At June 30, 2021, there was $14.8 million of total unrecognized compensation cost related to unvested service-based vesting condition awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years.

Stock-based compensation assumptions

The following table shows the assumptions used to compute stock-based compensation expense for stock options with service-based vesting conditions granted under the Black-Scholes valuation model for the six months ended June 30, 2021:

Service-based options
Expected annual dividend yield	—%
Expected stock price volatility	73.0% - 86.5%
Expected term of option (in years)	0.76 - 6.25
Risk-free interest rate	0.07% - 1.23%

Stock options with market-based vesting conditions

The following table summarizes the Company’s market-based option activity for the six months ended June 30, 2021 (in thousands except, for share amounts):

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1)
Balance at December 31, 2020	1,000,000	$3.29	9.5	$65
Granted	—	$—
Balance at June 30, 2021	1,000,000	$3.29	3.0	$380
Exercisable at June 30, 2021	1,000,000			$380

(1) The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal period. Options with a market value less than its exercise value are not included in the intrinsic value amount.

Restricted Stock Units

The Company measures the fair value of the restricted stock units using the stock price on the date of the grant. The restricted shares typically vest annually over a four-year period beginning on the first anniversary of the award. The following table summarizes the Company’s restricted stock unit (“RSU”) activity for the six months ended June 30, 2021:

	RSUs Outstanding
	Number of shares	Weighted average grant date fair value
Unvested RSUs at December 31, 2020	155,833	$4.91
Vested	(77,917)
Unvested RSUs at June 30, 2021	77,916	$4.91

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

Upon the ESPP Effective Date, the Company reserved and authorized up to 500,000 shares of common stock for issuance under the ESPP. On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP shall automatically increases by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, and (ii) 500,000 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. The number of shares were increased by 500,000 on January 1, 2021. As of June 30, 2021, 1,836,622 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $55 thousand and $89 thousand for the three and six months ended June 30, 2021, respectively.

13. Income Taxes

The Company recognized an income tax benefit of $0.2 million for the three and six months ended June 30, 2021 and an income tax benefit of $0.5 million and $2.6 million for the three and six months ended June 30, 2020, respectively. The tax benefit recognized for the six months ended June 30, 2020 was a result of a tax law change signed into law as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which allowed the Company to carry back certain losses for taxes paid in fiscal year 2017 and thus resulted in a refund claim. The 2021 income tax benefit was a result of the updated estimate of interest receivable and abatement of penalties on the refund claim, as the final refund payment was received from the Internal Revenue Service in the second quarter of 2021.

14. Commitments and Contingencies

Litigation

Litigation - General

The Company may become party to various contractual disputes, litigation, and potential claims arising in the ordinary course of business. The Company currently does not believe that the resolution of such matters will have a material adverse effect on its financial position or results of operations except as otherwise disclosed in this report.

Karbinal Royalty Make-Whole Provision

In 2018, in connection with the acquisition of Avadel’s pediatric products, the Company entered into a supply and distribution agreement (the “Karbinal Agreement”) with TRIS Pharma Inc. (“TRIS”). As part of the Karbinal Agreement, the Company had an annual minimum sales commitment, which is based on a commercial year that spans from August 1 through July 31, of 70,000 units through 2025. The Company was required to pay TRIS a royalty make whole payment (“Make-Whole Payments”) of $30 for each unit under the 70,000 units annual minimum sales commitment through 2025.

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

Possible Future Milestone Payments for In-Licensed Compounds

General

The Company is a party to license and development agreements with various third parties, which contain future payment obligations such as royalties and milestone payments (discussed further below). The Company recognizes a liability (and related expense) for each milestone if and when such milestone is probable and can be reasonably estimated. As typical in the biotechnology industry, each milestone has its own unique risks that the Company evaluates when determining the probability of achieving each milestone and the probability of success evolves over time as the programs progress and additional information is obtained. The Company considers numerous factors when evaluating whether a given milestone is probable including (but not limited to) the regulatory pathway, development plan, ability to dedicate sufficient funding to reach a given milestone and the probability of success.

CERC-002 KKC License Agreement

On March 25, 2021, the Company entered into a license agreement with Kyowa Kirin Co., Ltd. (“KKC”) for exclusive worldwide rights to develop, manufacture and commercialize CERC-002, KKC’s first-in-class fully human anti-LIGHT (TNFSF14) monoclonal antibody for all indications (the “KKC License Agreement”). The KKC License Agreement replaced the Amended and Restated Clinical Development and Option Agreement between the Company and KKC dated May 28, 2020.

Under the KKC License Agreement, the Company paid KKC an upfront license fee equal to $10.0 million. The Company is also required to pay KKC up to $112.5 million based on the achievement of specified development and regulatory milestones. Upon commercialization, the Company is required to pay KKC sales-based milestones aggregating up to $75 million tied to the achievement of annual net sales targets.

Additionally, the Company is required to pay KKC royalties during a country-by-country royalty term equal to a mid-teen percentage of annual net sales. The Company is required to pay KKC a double digit percentage (less than 30%) of the payments that the Company receives from sublicensing of its rights under the KKC License Agreement, subject to certain exclusions. Cerecor is responsible for the development and commercialization of CERC-002 in all indications worldwide (other than the option in the KKC License Agreement that, upon exercise by KKC, allows KKC to develop, manufacture and commercialize CERC-002 in Japan).

The Company recognized the upfront license fee of $10.0 million within research and development expenses for the six months ended June 30, 2021 and made the payment in April 2021. There has been no cumulative expense recognized as of June 30, 2021 related to the milestones under this license agreement. The Company will continue to monitor the milestones at each reporting period.

CERC-006 Astellas License Agreement

The Company has an exclusive license agreement with OSI Pharmaceuticals, LLC, an indirect wholly owned subsidiary of Astellas Pharma, Inc. (“Astellas”), for the worldwide development and commercialization of the novel, second generation mTORC1/2 inhibitor (which we refer to as CERC-006). Under the terms of the license agreement, there was an upfront license fee of $0.5 million. The Company is required to pay Astellas up to $5.5 million based on the achievement of specified development and regulatory milestones. The Company is also required to pay Astellas a tiered mid-to-high single digit percentage of the payments that Cerecor receives from sublicensing of its rights under the Astellas license agreement, subject to certain exclusions. Upon commercialization, the Company is required to pay Astellas royalties during a country-by-country royalty term equal to a tiered mid-to-high single digit percentage of annual net sales. Cerecor is fully responsible for the development and commercialization of the program.

For the six months ended June 30, 2021, the Company recognized a $0.5 million development milestone payment within research and development expenses. There has been $0.5 million of cumulative expense recognized as of June 30, 2021 related to the milestones under this license agreement. The Company will continue to monitor the remaining milestones at each reporting period.

CERC-007 AstraZeneca License Agreement

The Company has an exclusive global license with Medimmune Limited, a subsidiary of AstraZeneca plc (“AstraZeneca”), to develop and commercialize a fully human, anti-IL-18 monoclonal antibody (which we refer to as CERC-007). Under the terms of the license agreement, there was an upfront license fee of $6.0 million in cash and equity. The Company is required to pay AstraZeneca up to $71.5 million based on the achievement of certain development and regulatory milestones. Upon commercialization, the Company is required to pay AstraZeneca sales-based milestone payments aggregating up to $90.0 million tied to the achievement of annual net sales targets. Additionally, the Company is also required to pay AstraZeneca royalties during a country-by-country royalty term equal to a tiered low double digit percentage of annual net sales. Cerecor is fully responsible for the development and commercialization of the program.

No expense related to this license agreement was recognized in the six months ended June 30, 2021. There has been $1.5 million of cumulative expense recognized as of June 30, 2021 related to the milestones under this license agreement. The Company will continue to monitor the remaining milestones at each reporting period.

CERC-008 Sanford Burnham Prebys License Agreement

On June 22, 2021, the Company entered into an Exclusive Patent License Agreement with Sanford Burnham Prebys Medical Discovery Institute (the “Sanford Burnham Prebys License Agreement”) under which the Company obtained an exclusive license to a portfolio of issued patents and patent applications covering an immune checkpoint program (which we refer to as CERC-008).

Under the terms of the agreement, the Company incurred an upfront license fee of $0.4 million, as well as patent costs of $0.5 million. The Company is required to pay Sanford Burnham Prebys up to $24.2 million based on achievement of specified development and regulatory milestones. Upon commercialization, the Company is required to pay Sanford Burnham Prebys sales-based milestone payments aggregating up to $50.0 million tied to annual net sales targets. Additionally, the Company is required to pay Sanford Burnham Prebys royalties during a country-by-country royalty term equal to a low-to-mid single digit percentage of annual net sales. The Company is also required to pay Sanford Burnham Prebys a tiered low-double digit percentage of the payments that Cerecor receives from sublicensing of its rights under the Sanford Burnham Prebys license agreement, subject to certain exclusions. Cerecor is fully responsible for the development and commercialization of the program.

The Company recognized the upfront license fee of $0.4 million within research and development expenses and the $0.5 million of patent expense within general and administrative expenses for the three and six months ended June 30, 2021. There has been no cumulative expense recognized as of June 30, 2021 related to the milestones under this license agreement. The Company will continue to monitor the milestones at each reporting period.

Possible Future Milestone Proceeds for Out-Licensed Compounds

CERC-301 Out-License

On May 28, 2021, the Company out-licensed its rights in respect of its non-core asset, CERC-301, to Alto. The Company initially in-licensed the compound from an affiliate of Merck & Co., Inc. (“Merck”) in 2013.

Under the out-license agreement, the Company received a mid-six digit upfront payment from Alto. The Company is also eligible to receive up to $18.6 million based on the achievement of specified development, regulatory and commercial sale milestones. Additionally, the Company is entitled to a less than single digit percentage royalty based on annual net sales. Alto is fully responsible for the development and commercialization of the program.

Cerecor recognized the upfront fee as license revenue for the three and six months ended June 30, 2021. The Company has not recognized any milestones as of June 30, 2021.

CERC-406 License Assignment

On June 9, 2021, the Company assigned its rights, title, interest, and obligations under an in-license covering its non-core asset, CERC-406, to ES, a wholly-owned subsidiary of Armistice, which is a significant stockholder of the Company and whose chief investment officer, Steven Boyd, currently serves on the Board of the Company. The transaction with ES was approved in accordance with Cerecor’s related party transaction policy.

Under the assignment agreement, the Company received a low-six digit upfront payment from ES. The Company is also eligible to receive up to $6.0 million based on the achievement of specified development and regulatory milestones. Upon commercialization, the Company is eligible to receive sales-based milestone payments aggregating up to $20.0 million tied to annual net sales targets. ES is fully responsible for the development and commercialization of the program.

Cerecor recognized the upfront fee as license revenue for the three and six months ended June 30, 2021. The Company has not recognized any milestones as of June 30, 2021.

CERC-501 Sale to Janssen

In August 2017, the Company sold its worldwide rights to CERC-501 to Janssen Pharmaceuticals, Inc. (“Janssen”) in exchange for initial gross proceeds of $25.0 million. The Company is also eligible to receive up to $20.0 million based on the achievement of specified development and regulatory milestones. Janssen is fully responsible for the development and commercialization of the program.

The Company has not recognized any milestones as of June 30, 2021.

CERC-611 License Assignment

In August 2019, the Company assigned its rights, title, interest, and obligations under an in-license covering its non-core asset, CERC-611, to ES, a wholly-owned subsidiary of Armistice, which is a significant stockholder of the Company and whose chief investment officer, Steven Boyd, currently serves on the Board of the Company.

Upon commercialization, the Company is eligible to receive sales-based milestone payments aggregating up to $20.0 million tied to annual net sales targets. ES is fully responsible for the development and commercialization of the program.

The Company has not recognized any milestones as of June 30, 2021.

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

Cerecor assumed this Royalty Agreement upon closing of the Aevi Merger and it is recorded as a royalty obligation within the Company’s accompanying condensed consolidated balance sheet as of June 30, 2021. Because there is a significant related party relationship between the Company and the Investors, the Company treated its obligation to make royalty payments under the Royalty Agreement as an implicit obligation to repay the funds advanced by the Investors. As the Company makes royalty payments in accordance with the Royalty Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which will result in a corresponding increase in the liability balance.

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

The contingent consideration related to the development milestones will be recognized if and when such milestones are probable and can be reasonably estimated. As of the consummation of the Merger on February 3, 2020 and as of June 30, 2021, no contingent consideration related to the development milestone has been recognized. The Company will continue to monitor the development milestones at each reporting period.

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

The contingent consideration related to the development milestones will be recognized if and when such milestones are probable and can be reasonably estimated. As of June 30, 2021, no contingent consideration related to the development milestone has been recognized. The Company will continue to monitor the development milestones at each reporting period.

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

Overview

Cerecor Inc. (the “Company” or “Cerecor”) is a biopharmaceutical company focused on becoming a leader in the development and commercialization of treatments for immunologic, immuno-oncologic and rare genetic disorders. The Company is advancing its clinical-stage pipeline of innovative therapies that address unmet patient needs within rare and orphan diseases.

The Company’s rare disease pipeline includes CERC-801, CERC-802 and CERC-803 (“CERC-800 compounds”), which are in development for congenital disorders of glycosylation and CERC-006, an oral mTORc1/c2 inhibitor in development for the treatment of complex lymphatic malformations. The Company is also developing two monoclonal antibodies, CERC-002 and CERC-007. CERC-002, targets the cytokine LIGHT (TNFSF14) and is in clinical development for treatment of inflammatory bowel disease and COVID-19 acute respiratory distress syndrome (“ARDS”). CERC-007 targets the cytokine IL-18 and is in clinical development for the treatment of Still’s disease (adult onset Still’s disease (“AOSD”) and systemic juvenile idiopathic arthritis) and multiple myeloma (“MM”). CERC-006, 801, 802 and 803 have all received Orphan Drug Designation and Rare Pediatric Disease Designation, which makes all four eligible for a priority review voucher (“PRV”) upon approval from the U.S. Food and Drug Administration (“FDA”).

The Company has one commercialized product, Millipred®, a non-core asset, which is an oral prednisolone indicated across a wide variety of inflammatory conditions.

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

We have made significant progress in 2021 toward our key goal of advancing the pipeline as highlighted by the CERC-002 Crohn’s Phase 1b first cohort data release, CERC-002 COVID-19 ARDS Phase 2 proof-of-concept data release and subsequent receipt of fast-track designation (“FTD”), completion of the first cohort of the CERC-007 Multiple Myeloma Phase 1b trial, obtaining FTD for CERC-803 and enrollment of the first patient in the CERC-007 AOSD Phase 1b open-label proof-of-concept trial. We also believe our licensing activity during the first half of 2021, including in-licenses of immunology and immuno-oncology assets (including the expanded license agreement for CERC-002 and the license agreement for CERC-008) and out-licenses of non-core assets, enhances our focus on the development of innovative therapies in areas of high unmet need within the fields of immunology, immuno-oncology, and rare genetic disorders. Finally, we executed a combination of debt and equity financings in 2021 for total net proceeds of approximately $65 million as of the filing date of this Quarterly Report on Form 10-Q, which strengthens and extends our financial resources to advance our clinical pipeline towards these key development milestones.

Recent Developments

In June 2021, the Company entered into a $35.0 million venture debt financing agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”) and Powerscourt Investments XXV, LP (“Powerscourt, together with Horizon, the “Lenders”). On the closing date, the Company received $20.0 million, with the remaining $15.0 million fundable upon the Company achieving certain predetermined milestones. In the third quarter of 2021, the Company received $10.0 million in gross proceeds under the Loan Agreement. This advance was made available in connection with the Company’s successful positive initial results from a Phase1b proof-of-concept study evaluating CERC-002 in adult patients with moderate-to-severe Crohn’s disease. The remaining $5.0 million may be funded upon achieving certain predetermined milestones.

In June 2021, Dr. Sol Barer notified the Board of Directors of the Company that he resigned from the Board, effective June 15, 2021. Dr. Barer’s resignation was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Dr. Barer will serve as a strategic advisor to the Board and the Company for a period of at least one year, during which he will serve on the Company’s Scientific Advisory Board. Following Dr. Barer’s resignation, the Board appointed Michael Cola, who is also the Company’s Chief Executive Officer, as Chairman of the Board and Dr. Suzanne Bruhn as the Lead Independent Director of the Board.

In July 2021, the Company entered into an “at-the-market” sales agreement with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (together, the “Agents”), pursuant to which the Company may sell from time to time, shares of its common stock having an aggregate offering price of up to $50 million through the Agents (the “ATM Program”). As of the filing date of this Quarterly Report on Form 10-Q, the Company has not yet sold any shares of our common stock under the ATM Program.

Research and Development Updates

On June 22, 2021, the Company entered into an exclusive patent license agreement with Sanford Burnham Prebys Medical Discovery Institute under which the Company obtained an exclusive license to a portfolio of issued patents and patent applications covering an immune checkpoint program, which the Company refers to as CERC-008. The license further enhances the Company’s development pipeline of novel biologics that address immunology and immuno-oncology targets.

During the second quarter of 2021, the Company out-licensed and assigned, respectively, its rights to its non-core neurology pipeline assets (compounds used in CERC-301 and the COMTi platform, including CERC-406) to Alto Neuroscience, Inc. (“Alto”) and ES Therapeutics, LLC (“ES”), respectively. The Company intends to focus on developing innovative therapies in areas of high unmet need within the fields of immunology, immuno-oncology, and rare genetic disorders. As part of the transactions, the Company received initial upfront payments, and is eligible to receive additional payments upon achievement of specified development, regulatory and sales-based milestones. The Company is also entitled to royalty payments based on net sales of CERC-301.

In July 2021, the Company announced positive initial results from a Phase 1b proof-of-concept study evaluating CERC-002 in adult patients with moderate-to-severe Crohn’s disease who had previously failed three or more lines of biologics therapies, including anti-TNF treatments. The results showed a mean reduction in LIGHT levels of approximately 80% compared to baseline signifying a dramatic and rapid reduction of LIGHT levels correlating to the pharmacodynamic effect of CERC-002 (1.0 mg/kg), as well as clinically meaning endoscopic improvement in 75% (3/4) of subjects, as determined by colonoscopy (SES-CD score). CERC-002 was tolerated with no drug related severe adverse events. These initial results support expansion to patients with moderate to severe ulcerative colitis refractory to anti-TNF alpha therapies. Based on the results of the first cohort (n=4) of data, the Company will continue dose exploration by proceeding to the next planned cohort without trial modification. The second cohort (3.0 mg/kg dose) is fully enrolled and complete data results are anticipated in the second half of 2021.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

Product Revenue, net

Net product revenue was $2.7 million for the three months ended June 30, 2021, as compared to $1.3 million for the three months ended June 30, 2020. During the first quarter of 2021, the Company’s inventory on hand became short-dated (which the Company considers inventory within six months of expiration) due to manufacturing delays and therefore the Company recorded a full sales return allowance on sales of short-dated inventory given the high likelihood of return. The Company received the delayed inventory lot in April 2021 and began selling this lot immediately. As a result, net revenue increased for the three months ended June 30, 2021 as compared to the prior year period due to the increased demand to backfill the short-dated inventory.

In addition, Aytu BioScience, Inc. (“Aytu”), who the Company sold its rights, title and interest in assets relating to certain commercialized products in 2019, managed Millipred® commercial operations through June 30, 2021 pursuant to transition service agreements. We are currently finalizing our trade and distribution channel to allow us to control third party distribution in the third quarter of 2021. As of the filing date of this Quarterly Report on 10-Q, Aytu continues to distribute Millipred®.

The Company expects net revenues to continue to return to levels consistent with prior periods over the remainder of 2021.

License Revenue

License revenue was $0.6 million for the three months ended June 30, 2021, which relates to upfront fee received as a result of the out-license and assignment, respectively, of the Company’s rights to its non-core neurology pipeline assets, CERC-301 and

CERC-406 to Alto and ES, respectively. ES is a wholly-owned subsidiary of Armistice Capital Master Fund Ltd., (an affiliate of Armistice Capital, LLC and collectively “Armistice”), which is a significant stockholder of the Company and whose chief investment officer, Steven Boyd, currently serves on the Board of the Company. The transaction with ES was approved in accordance with Cerecor’s related party transaction policy.

Cerecor is eligible to receive additional payments upon achievement of specified development, regulatory and sales-based milestones for both CERC-301 and CERC-406 and is also entitled to royalty payments based on net sales of CERC-301.

Cost of Product Sales

Cost of product sales was $0.1 million for the three months ended June 30, 2021, which was consistent with the cost of product sales for the three months ended June 30, 2020. We are currently finalizing our trade and distribution channel to allow us to control third party distribution of Millipred® in the third quarter of 2021. As of the filing date of this Quarterly Report on 10-Q, Aytu continues to distribute Millipred®.

The Company has a license and supply agreement for the Millipred® product with a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), which expires on September 30, 2023. Beginning July 1, 2021, Cerecor is required to pay Teva fifty percent of the net profit of the Millipred® product following each calendar quarter, subject to a $0.5 million quarterly minimum payment. Beginning in the third quarter of 2021, we expect cost of product sales to increase as compared to historic periods.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Preclinical expenses	$2,110	$1,637
Clinical expenses	2,460	1,325
CMC expenses	4,905	1,327
License and milestone expenses	400	—
Internal expenses:
Salaries, benefits and related costs	2,160	1,201
Stock-based compensation expense	467	391
Other	67	36
	$12,569	$5,917

Research and development expenses increased $6.7 million for the three months ended June 30, 2021 compared to the same period in 2020. The Company’s merger with Aevi Genomic Medicine Inc. (“Aevi”) (the “Aevi Merger” or the “Merger”) in February 2020 was a transformative event as it significantly broadened our pipeline by adding the rights to three new assets, as well as bringing in critical leadership to guide the Company and development of the expanded pipeline. Given the timing of the Merger, the first half of 2020 was spent integrating and initiating the additional programs. Therefore, the main driver of the increase is attributable to the maturing expanded pipeline, particularly as it relates to CMC and clinical expenses.

Notably, Chemistry, Manufacturing, and Controls (“CMC”) expenses increased $3.6 million due to additional spending on manufacturing to support development of the progressing pipeline and to ensure the Company has adequate drug on-hand for upcoming trials. Clinical expenses increased $1.1 million primarily due to increased clinical trial spend as we approach the completion of the initial cohorts of ongoing trials. Preclinical expenses increased $0.5 million due to increased non-clinical toxicity studies and biomarker studies to support clinical development. Finally, we recognized a $0.4 million upfront license fee related to an asset in-licensed during the period.

Salaries, benefits and related costs increased by $1.0 million mainly due to an increase in headcount to grow our research and development activities as we continue to invest in our expanded pipeline.

We expect research and development expense to continue to outpace historic periods, as the Company advances its maturing pipeline in anticipation of multiple clinical data readouts over the next twelve months.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Salaries, benefits and related costs	$1,118	$1,756
Legal, consulting and other professional expenses	2,685	1,804
Stock-based compensation expense	2,503	2,286
Other	312	255
	$6,618	$6,101

General and administrative expenses were $6.6 million for the three months ended June 30, 2021, which represents a $0.5 million increase from the prior year period. The increase was largely driven by a $0.9 million increase in legal, consulting and other professional expenses, of which $0.5 million was related to patent expenses of an in-licensed asset and the remainder primarily due to expenses incurred to execute the licensing agreements executed during the period. This increase was partially offset by a $0.6 million decrease in salaries, benefits and related costs for the quarter due to a severance accrual in the prior year related to the resignation of an executive during the second quarter of 2020, which did not repeat for the three months ended June 30, 2021.

During the three months ended June 30, 2021 and June 30, 2020, there were stock-based compensation modifications recorded related modifications of awards previously granted to former executives and board members which drove minimal change period over period.

We expect general and administrative expenses to continue to increase compared to historic periods as a result of the increased infrastructure to support the Company’s expanded research and development efforts.

Sales and Marketing Expenses

The following table summarizes our sales and marketing expenses for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Salaries, benefits and related costs	$182	$183
Stock-based compensation expense	104	87
Advertising and marketing expense	432	366
Other	68	17
	$786	$653

Sales and marketing expenses consist of expenses related to initiatives to support the go-to-market strategy of our pipeline assets. Sales and marketing expenses were relatively consistent for the three months ended June 30, 2021 and 2020.

Amortization Expense

The following table summarizes our amortization expense for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Amortization of intangible assets	$428	$404

Amortization expense relates to the amortization of the assembled workforces and other intangible assets acquired as part of previous acquisitions and mergers and was largely consistent for the three months ended June 30, 2021 and 2020.

Other (Expense) Income, Net

The following table summarizes our other (expense) income, net for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Change in fair value of Investment in Aytu (as defined below)	$—	$(1,872)
Other (expense) income, net	(5)	398
Interest (expense) income, net	(239)	9
	$(244)	$(1,465)

Other expense, net decreased $1.2 million for the three months ended June 30, 2021, as compared to the prior year. For the three months ended June 30, 2020, other expense, net was mainly comprised of a $1.9 million loss on the change in the fair value of an investment of the Company. As consideration of the Company’s divestiture of certain commercialized products to Aytu in 2019, the Company received 9.8 million shares of Aytu preferred stock (the “Investment in Aytu”), which was remeasured at its current fair value each reporting period. In the second quarter of 2020, the Company sold the common stock underlying the investment for net proceeds of $12.8 million, which represented a loss of $1.9 million from its fair value on March 31, 2020.

Additionally, the Company recognized interest expense of $0.2 million for the three months ended June 30, 2021 related to the venture debt agreement entered into in June 2021.

Income Tax Benefit

The following table summarizes our income tax expense (benefit) for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Income tax benefit	$(199)	$(454)

The Company recognized an income tax benefit of $0.2 million for the three months ended June 30, 2021 compared to an income tax benefit of $0.5 million for the three months ended June 30, 2020. The tax benefit recognized for the three months ended June 30, 2020 was a result of a tax law change and the ability of the Company to carry back certain losses for taxes related to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and related state provisions. The income tax benefit in the current period was a result of the updated estimate of interest receivable and abatement of penalties on the refund claim, as the final refund payment was received from the Internal Revenue Service in the second quarter of 2021.

Comparison of the Six Months Ended June 30, 2021 and 2020

Product Revenue, net

Net product revenue was $3.2 million for the six months ended June 30, 2021, as compared to $4.1 million for the six months ended June 30, 2020. During the first quarter of 2021, the Company’s inventory on hand became short-dated (which the Company considers inventory within six months of expiration) due to manufacturing delays and therefore the Company recorded a full sales return allowance on sales of short-dated inventory given the high likelihood of return. The Company received the delayed inventory lot in April 2021 and began selling this lot immediately. As a result of the full sales return allowance recognized in the first quarter of 2021, net revenue decreased for the six months ended June 30, 2021 as compared to the prior year period.

In addition, Aytu managed Millipred® commercial operations through June 30, 2021 pursuant to transition service agreements. We are currently finalizing our trade and distribution channel to allow us to control third party distribution in the third quarter of 2021. As of the filing date of this Quarterly Report on 10-Q, Aytu continues to distribute Millipred®.

The Company expects net revenues to continue to return to levels consistent with prior periods over the remainder of 2021.

License Revenue, net

License revenue was $0.6 million for the six months ended June 30, 2021, which relates to upfront fee received as a result of the out-license and assignment, respectively, of the Company’s rights to its non-core neurology pipeline assets, CERC-301 and

CERC-406 to Alto and ES, respectively. ES is a wholly-owned subsidiary of Armistice, which is a significant stockholder of the Company and whose chief investment officer, Steven Boyd, currently serves on the Board of the Company. The transaction with ES was approved in accordance with Cerecor’s related party transaction policy.

Cerecor is eligible to receive additional payments upon achievement of specified development, regulatory and sales-based milestones for both CERC-301 and CERC-406 and is also entitled to royalty payments based on net sales of CERC-301.

Cost of Product Sales

Cost of product sales was $0.2 million for the six months ended June 30, 2021, which was consistent with the cost of product sales for the six months ended June 30, 2020. We are currently finalizing our trade and distribution channel to allow us to control third party distribution of Millipred® in the third quarter of 2021. As of the filing date of this Quarterly Report on 10-Q, Aytu continues to distribute Millipred®.

The Company has a license and supply agreement for the Millipred® product with a wholly owned subsidiary of Teva, which expires on September 30, 2023. Beginning July 1, 2021, Cerecor is required to pay Teva fifty percent of the net profit of the Millipred® product following each calendar quarter, subject to a $0.5 million quarterly minimum payment. Beginning in the third quarter of 2021, we expect cost of product sales to increase as compared to historic periods.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Preclinical expenses	$4,344	$2,915
Clinical expenses	7,900	1,896
CMC expenses	9,639	2,521
License and milestone expenses	10,900	—
Internal expenses:
Salaries, benefits and related costs	4,097	2,514
Stock-based compensation expense	765	772
Other	129	67
	$37,774	$10,685

Research and development expenses increased $27.1 million for the six months ended June 30, 2021 compared to the same period in 2020. The Aevi Merger, which closed in February 2020, was a transformative event as it significantly broadened our pipeline by adding the rights to three new assets, as well as bringing in critical leadership to guide the Company and development of the expanded pipeline. Given the timing of the Merger, the first half of 2020 was spent integrating and initiating the additional programs. Therefore, the main driver of the increase is attributable to the maturing expanded pipeline, particularly as it relates to CMC and clinical expenses

In addition, we recognized a $10.0 million upfront license fee related to the expanded indication license agreement for CERC-002 entered into with Kyowa Kirin Co. (“KKC”) in March 2021 and also recognized a $0.4 million upfront license fee related to an asset in-licensed during the period. Additionally, we recognized a $0.5 million development milestone payment to Astellas Pharma, Inc. for CERC-006 (which was subsequently paid in July 2021).

CMC expenses increased $7.1 million due to additional spending on manufacturing to support development of the progressing pipeline and to ensure the Company has adequate drug on-hand for anticipated trials. Clinical expenses increased $6.0 million primarily due to costs incurred to advance the pipeline as we approach multiple clinical data read outs across our pipeline. Salaries, benefits and related costs increased by $1.6 million mainly due to an increase in headcount to grow our research and development activities as we continue to invest in our expanded pipeline.

We expect research and development expense to continue to outpace historic periods, as the Company advances its maturing pipeline in anticipation of multiple clinical data readouts over the next twelve months.

Acquired In-Process Research and Development Expenses

In the first quarter of 2020, the Company consummated its merger with Aevi, resulting in us acquiring $25.5 million of in-process research and development (“IPR&D”). The fair value of the IPR&D was immediately recognized as acquired in-process research and development expense given such asset has no other alternate use due to the stage of development. There was no acquired IPR&D for the six months ended June 30, 2021.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Salaries, benefits and related costs	$2,038	$2,768
Legal, consulting and other professional expenses	5,277	2,588
Stock-based compensation expense	3,548	2,988
Other	667	433
	$11,530	$8,777

General and administrative expenses were $11.5 million for the six months ended June 30, 2021, which represents a $2.8 million increase from the prior year period. The increase was largely driven by a $2.7 million increase in legal, consulting and other professional expenses. The largest driver was higher legal costs in the current period, including costs to execute the KKC expanded indication license agreement and the other licensing agreements executed in the current year. Additionally, director and officer insurance expense increased in the current year.

Stock-based compensation expense increased $0.6 million for the six months ended June 30, 2021. The increase was largely driven by $1.4 million of expense related to the modifications of a former board members stock options during the second quarter of 2021, partially offset by increased expense in the prior year due to equity award grants and modifications to certain former executives and board members due to leadership changes in the first half of 2020.

These increases were partially offset by a $0.7 million decrease in salaries, benefits and related costs for the quarter due to a severance accrual in the prior year related to the resignation of an executive during the second quarter of 2020, which did not repeat for the six months ended June 30, 2021.

We expect general and administrative expenses to continue to increase compared to historic periods as a result of the increased infrastructure to support the Company’s expanded research and development efforts.

Sales and Marketing Expenses

The following table summarizes our sales and marketing expenses for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Salaries, benefits and related costs	$371	$317
Stock-based compensation expense	209	142
Advertising and marketing expense	562	848
Other	79	23
	$1,221	$1,330

Sales and marketing expenses consist of expenses related to initiatives to support the go-to-market strategy of our pipeline assets. For the six months ended June 30, 2020, we incurred costs related to market research projects for multiple programs and indications that did not repeat in the current year, driving a $0.3 million decrease. This decrease was largely offset by slightly higher salaries, benefits and related costs and stock-based compensation expense incurred in the current year, leading to an overall decrease of $0.1 million.

Amortization Expense

The following table summarizes our amortization expense for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Amortization of intangible assets	$853	$834

Amortization expense relates to the amortization of the assembled workforces and other intangible assets acquired as part of previous acquisitions and mergers and was largely consistent for the six months ended June 30, 2021 and 2020.

Other (Expense) Income, Net

The following table summarizes our other (expense) income, net for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Change in fair value of Investment in Aytu (as defined below)	$—	$5,208
Other (expense) income	(5)	410
Interest (expense) income, net	(222)	18
	$(227)	$5,636

Other (expense), net was $0.2 million for the six months ended June 30, 2021 compared to other income, net of $5.6 million for the six months ended June 30, 2020. For the six months ended June 30, 2020, other income, net was mainly comprised of a $5.2 million gain on the change in fair value of the Company’s previous Investment in Aytu. Each reporting period, the Company’s Investment in Aytu was remeasured at its fair value. In the second quarter of 2020, the Company sold the common stock underlying its Investment in Aytu for net proceeds of $12.8 million, which represented a gain of $5.2 million from its fair value on December 31, 2019.

Additionally, the Company recognized interest expense of $0.2 million for the six months ended June 30, 2021 related to the venture debt agreement entered into in June 2021.

Income Tax Benefit

The following table summarizes our income tax expense (benefit) for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Income tax benefit	$(188)	$(2,611)

The Company recognized an income income tax benefit of $0.2 million for the six months ended June 30, 2021 compared to an income tax benefit of $2.6 million for the six months ended June 30, 2020. The tax benefit recognized for the six months ended June 30, 2020 was a result of a tax law change signed into law as part of the CARES Act, which allowed the Company to carry back certain losses for taxes paid in fiscal year 2017 and thus resulted in a refund claim. The income tax benefit in the current period was a result of the updated estimate of interest receivable and abatement of penalties on the refund claim, as the final refund payment was received from the Internal Revenue Service in the second quarter of 2021.

Liquidity and Capital Resources

As of June 30, 2021, Cerecor had $40.4 million in cash and cash equivalents. In June 2021, the Company entered into a $35.0 million venture debt financing agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”) and Powerscourt Investments XXV, LP (“Powerscourt, together with Horizon, the “Lenders”). In accordance with the Loan Agreement, $20.0 million of the $35.0 million loan was funded on the closing date (the “Initial Note”), with the remaining $15.0 million fundable upon the Company achieving certain predetermined milestones. The Company received net proceeds of $19.6 million in the second quarter of 2021 and will pay approximately $1.7 million of debt issuance costs in the third quarter of 2021 for total expected net proceeds of $17.9 million (related to the Initial Note funded in the second quarter). The Loan Agreement contains certain covenants and certain other specified events that could result in an event of default, which if not cured or waived, could results in the acceleration of all or a substantial portion of the notes. As of June 30, 2021, the Company did not breach any covenants or specified event that could result in an event of default.

In the third quarter of 2021, the Company received $10.0 million in gross proceeds (the “Second Note”) under the Loan Agreement. The Second Note was made available in connection with the Company’s successful positive initial results from a Phase1b proof-of-concept study evaluating CERC-002 in adult patients with moderate-to-severe Crohn’s disease.

In January 2021, the Company closed an underwritten public offering of 13,971,889 shares of its common stock and 1,676,923 pre-funded warrants for net proceeds of approximately $37.7 million.

In order to meet its cash flow needs, the Company applies a disciplined decision-making methodology as it evaluates the optimal allocation of the Company’s resources between investing in the Company’s existing pipeline assets and acquisitions or in-licensing of new assets. For the six months ended June 30, 2021, Cerecor generated a net loss of $47.8 million and negative cash flows from operations of $37.5 million. As of June 30, 2021, Cerecor had an accumulated deficit of $225.6 million.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, losses are expected to continue as the Company continues to invest in its research and development pipeline assets. The Company will require additional financing to fund its operations and to continue to execute its business strategy at least one year after the date the condensed consolidated financial statements included herein were issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate these conditions and to meet the Company’s capital requirements, management plans to use its current cash on hand along with some combination of the following: (i) dilutive and/or non-dilutive financings, (ii) federal and/or private grants, (iii) other out-licensing or strategic alliances/collaborations of its current pipeline assets, and (iv) out-licensing or sale of its non-core assets. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. Subject to limited exceptions, our venture debt financing agreement prohibits us from incurring certain additional indebtedness, making certain asset dispositions, and entering into certain mergers, acquisitions or other business combination transactions without prior consent of the Lender. If the Company requires but is unable to obtain additional funding, the Company may be forced to make reductions in spending, delay, suspend, reduce or eliminate some or all of its planned research and development programs, or liquidate assets where possible. Due to the uncertainty regarding future financing and other potential options to raise additional funds, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the financial statements in this Quarterly Report were issued.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(37,503)	$(14,294)
Investing activities	(21)	11,586
Financing activities	59,043	44,583
Net increase in cash and cash equivalents	$21,519	$41,875

Net cash used in operating activities

Net cash used in operating activities was $37.5 million for the six months ended June 30, 2021 and consisted primarily of a net loss of $47.8 million, which was primarily driven by research and development activities as the Company continued to fund its pipeline of development assets. The six months ended June 30, 2021 included a full period of development of the expanded pipeline from the Aevi Merger compared to a partial period in the prior year (in which the focus was integration as opposed to pipeline development). Changes in net liabilities increased by $4.6 million, mainly driven by a $4.9 million increase in accrued expenses which is primarily related to accrued research and development expense. Furthermore, other receivables decreased by $1.2 million. These were partially offset by increased accounts receivable of $1.9 million.

Net cash used in operating activities was $14.3 million for the six months ended June 30, 2020 and consisted primarily of a net loss of $34.4 million and non-cash adjustments to reconcile net loss to net cash used in operating activities including a $5.2 million realized gain related to the change in fair value of the Investment in Aytu and a $1.8 million gain related to the change in the value of the Guarantee associated with the Aytu Divestiture. This decrease was offset by the following non-cash adjustments: non-cash acquired IPR&D expense of $25.5 million and non-cash stock-based compensation of $3.9 million. Additionally, changes in net assets, increased by a net $2.8 million, mainly driven by a $1.9 million increase in other receivables. Other receivables increased mainly due to a $2.2 million income tax receivable.

Net cash used in investing activities

Net cash used in investing activities was minimal for the six months ended June 30, 2021 and consisted primarily of the purchase of property and equipment.

Net cash used in investing activities was $11.6 million for the six months ended June 30, 2020 and consisted primarily of net proceeds of $12.8 million from the sale of the common stock during the second quarter of 2020 underlying the Company’s previous Investment in Aytu, slightly offset by transaction costs incurred as part of the Aevi Merger.

Net cash provided by financing activities

Net cash provided by financing activities was $59.0 million for the six months ended June 30, 2021 and consisted primarily of net proceeds of $37.7 million from an underwritten public offering of 13,971,889 shares of common stock and 1,676,923 pre-funded warrants. Armistice, which is a significant stockholder of the Company and whose chief investment officer, Steven Boyd, currently serves on the Board of the Company, participated in the offering by purchasing 2,500,000 shares of common stock, on the same terms as all other investors. Certain affiliates of Nantahala Capital Management LLC (collectively, “Nantahala”), which beneficially owned greater than 5% of the Company’s outstanding common stock at the time of the offering and, therefore, were considered a related party pursuant to the Company’s written related person transaction policy, purchased 1,400,000 shares of common stock, on the same terms as all other investors. Nantahala also purchased the pre-funded warrants to purchase up to an aggregate of 1,676,923 shares of common stock at a purchase price of $2.599, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. Additionally, net cash provided by financing activities includes net proceeds of $19.6 million received in the second quarter of 2021 as part of the Loan Agreement entered into in June 2021. The Company will pay approximately $1.7 million of debt issuance costs in the third quarter of 2021 for total expected net proceeds of $17.9 million (related to the Initial Note funded in the second quarter).

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

Critical Accounting Policies, Estimates, and Assumptions

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report, which have been prepared in accordance with GAAP. In preparing the financial statements in conformity with GAAP, the Company makes estimates and assumptions that have an impact on assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, revenue recognition, cost of product sales, stock-based compensation, fair value measurements, cash flows used in management’s going concern assessment, income taxes, goodwill, and other intangible assets and clinical trial accruals. The Company believes, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 8, 2021. There have been no material changes to our critical accounting policies during the six months ended June 30, 2021.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 8, 2021, and our Current Report on Form 8-K filed with the SEC on July 2, 2021 which could materially affect our business, financial condition, or future results. Our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in the Form 10-K and 8-K referenced above with the exception of the supplemental risk factor outlined below. The risks described in the Form 10-K and 8-K referenced above are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

4.1
Warrant to Purchase Common Stock (Loan A) issued June 4, 2021 by Cerecor, Inc. to Horizon Technology Finance Corporation (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 4, 2021).

4.2
Warrant to Purchase Common Stock (Loan B) issued June 4, 2021 by Cerecor, Inc. to Horizon Technology Finance Corporation (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on June 4, 2021).

4.3
Warrant to Purchase Common Stock (Loan C) issued June 4, 2021 by Cerecor, Inc. to Horizon Technology Finance Corporation (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on June 4, 2021).

4.4	Warrant to Purchase Common Stock (Loan D) issued June 4, 2021 by Cerecor, Inc. to Powerscourt Investments XXV, LP (incorporated by reference to Exhibit 4.4 to the Form 8-K filed on June 4, 2021).

4.5
Warrant to Purchase Common Stock (Loan E) issued June 4, 2021 by Cerecor, Inc. to Horizon Technology Finance Corporation (incorporated by reference to Exhibit 4.5 to the Form 8-K filed on June 4, 2021).

4.6
Warrant to Purchase Common Stock (Loan F) issued June 4, 2021 by Cerecor, Inc. to Horizon Technology Finance Corporation (incorporated by reference to Exhibit 4.6 to the Form 8-K filed on June 4, 2021).

4.7
Warrant to Purchase Common Stock (Loan G) issued June 4, 2021 by Cerecor, Inc. to Horizon Technology Finance Corporation (incorporated by reference to Exhibit 4.7 to the Form 8-K filed on June 4, 2021).

4.8
Warrant to Purchase Common Stock (Loan H) issued June 4, 2021 by Cerecor, Inc. to Horizon Technology Finance Corporation (incorporated by reference to Exhibit 4.8 to the Form 8-K filed on June 4, 2021).

10.1*+	Exclusive Patent License Agreement, dated June 22, 2021, by and between Sanford Burnham Prebys Medical Discovery Institute and Cerecor Inc.

10.2*+	Loan Agreement, dated June 4, 2021, by and between Horizon Technology Finance Corporation, Powerscourt Investments XXV, LP and Cerecor Inc.

10.3*+	Amendment No.1 to Option and License Agreement, dated July 16, 2021, by and between Medimmune Limited and Aevi Genomic Medicine, LLC

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three and Six Months Ended June 30, 2021 and 2020; and (v) Notes to Unaudited Financial Statements.

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

Cerecor Inc.

Date: August 2, 2021	/s/ Schond L. Greenway
Schond L. Greenway
Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer)