Form 10-Q
period 2022-06-30
Avalo Therapeutics, Inc.
filed 2022-08-04
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
As of August 2, 2022, the registrant had 9,414,105 shares of common stock outstanding.

AVALO THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2022

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$11,249	$54,585
Accounts receivable, net	544	1,060
Other receivables	1,306	3,739
Inventory, net	23	38
Prepaid expenses and other current assets	1,885	2,372
Restricted cash, current portion	14	51
Total current assets	15,021	61,845
Property and equipment, net	2,567	2,695
Other long-term asset	—	1,000
Intangible assets, net	—	38
Goodwill	14,409	14,409
Restricted cash, net of current portion	227	227
Total assets	$32,224	$80,214
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$2,164	$3,369
Accrued expenses and other current liabilities	13,231	16,519
Total current liabilities	15,395	19,888
Notes payable, non-current	18,713	32,833
Royalty obligation	2,000	2,000
Deferred tax liability, net	128	113
Other long-term liabilities	1,939	2,298
Total liabilities	38,175	57,132
Stockholders’ (deficit) equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 9,405,724 and 9,399,517 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively[1]	9	9
Additional paid-in capital[1]	291,244	285,239
Accumulated deficit	(297,204)	(262,166)
Total stockholders’ (deficit) equity	(5,951)	23,082
Total liabilities and stockholders’ (deficit) equity	$32,224	$80,214

1 Results have been retroactively adjusted to reflect the 1-for-12 reverse stock split effected on July 7, 2022. See Note 1 for details.

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$1,033	$2,730	$2,206	$3,204
License revenue	—	625	—	625
Total revenues, net	1,033	3,355	2,206	3,829

Operating expenses:
Cost of product sales	1,567	83	2,286	159
Research and development	8,510	12,569	18,094	37,774
Selling, general and administrative	2,784	7,404	14,468	12,751
Amortization expense	—	428	38	853
Total operating expenses	12,861	20,484	34,886	51,537
	(11,828)	(17,129)	(32,680)	(47,708)
Other expense:
Other expense, net	—	(5)	(20)	(5)
Interest expense, net	(1,154)	(239)	(2,323)	(222)
Total other expense, net from continuing operations	(1,154)	(244)	(2,343)	(227)
Loss from continuing operations before taxes	(12,982)	(17,373)	(35,023)	(47,935)
Income tax expense (benefit)	5	(199)	15	(188)
Loss from continuing operations	$(12,987)	$(17,174)	$(35,038)	$(47,747)
Income (loss) from discontinued operations	—	69	—	(38)
Net loss	$(12,987)	$(17,105)	$(35,038)	$(47,785)

Net loss per share of common stock, basic and diluted[1]:
Continuing operations	$(1.38)	$(2.12)	$(3.73)	$(5.97)
Discontinued operations	0.00	0.01	0.00	0.00
Net loss per share of common stock, basic and diluted	$(1.38)	$(2.11)	$(3.73)	$(5.97)

Net loss per share of preferred stock, basic and diluted[1]:
Continuing operations		$(0.88)		$(2.49)
Discontinued operations		0.00		0.00
Net loss per share of preferred stock, basic and diluted		$(0.88)		$(2.49)

1 Results have been retroactively adjusted to reflect the 1-for-12 reverse stock split effected on July 7, 2022. See Note 1 for details.

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited)
(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares[1]	Amount[1]	capital[1]	deficit	deficit
Three Months Ended June 30, 2022
Balance, March 31, 2022	9,399,517	$9	$290,550	$(284,217)	$6,342
Restricted stock units vested during period	938	—	—	—	$—
Shares purchased through employee stock purchase plan	5,269	—	25	—	$25
Stock-based compensation	—	—	669	—	669
Net loss	—	—	—	(12,987)	(12,987)
Balance, June 30, 2022	9,405,724	$9	$291,244	$(297,204)	$(5,951)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares[1]	Amount[1]	capital[1]	deficit	deficit
Six Months Ended June 30, 2022
Balance, December 31, 2021	9,399,517	$9	$285,239	$(262,166)	$23,082
Restricted stock units vested during period	938	—	—	—	$—
Shares purchased through employee stock purchase plan	5,269	—	25	—	$25
Stock-based compensation	—	—	5,980	—	5,980
Net loss	—	—	—	(35,038)	(35,038)
Balance, June 30, 2022	9,405,724	$9	$291,244	$(297,204)	$(5,951)

	Common stock		Preferred Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares[1]	Amount[1]	Shares	Amount	capital[1]	deficit	equity
Three Months Ended June 30, 2021
Balance, March 31, 2021	7,425,401	$7	1,257,143	$1	$241,617	$(208,470)	$33,155
Conversion of preferred stock to common stock	523,810	1	(1,257,143)	(1)	—	—	—
Restricted stock units vested during period	6,493	—	—	—	—	—	—
Shares purchased through employee stock purchase plan	7,391	—	—	—	207	—	207
Issuance of equity classified warrants related to venture loan and security agreement	—	—	—	—	861	—	861
Exercise of stock options	37,651	—	—	—	1,396	—	1,396
Stock-based compensation	—	—	—	—	3,074	—	3,074
Net loss	—	—	—	—	—	(17,105)	(17,105)
Balance, June 30, 2021	8,000,746	$8	—	$—	$247,155	$(225,575)	$21,588

	Common stock		Preferred Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares[1]	Amount[1]	Shares	Amount	capital[1]	deficit	equity
Six Months Ended June 30, 2021
Balance, December 31, 2020	6,250,344	$6	1,257,143	$1	$202,345	$(177,790)	$24,562
Issuance of shares of common stock and pre-funded warrants in underwritten public offering, net	1,164,323	1	—	—	37,652	—	37,653
Conversion of preferred stock to common stock	523,810	1	(1,257,143)	(1)	—	—	—
Restricted stock units vested during period	6,493	—	—	—	—	—	—
Shares purchased through employee stock purchase plan	7,391	—	—	—	207	—	207
Issuance of equity classified warrants related to venture loan and security agreement	—	—	—	—	861	—	861
Exercise of stock options and warrants	48,385	—	—	—	1,568	—	1,568
Stock-based compensation	—	—	—	—	4,522	—	4,522
Net loss	—	—	—	—	—	(47,785)	(47,785)
Balance, June 30, 2021	8,000,746	$8	—	$—	$247,155	$(225,575)	$21,588

1 Results have been retroactively adjusted to reflect the 1-for-12 reverse stock split effected on July 7, 2022. See Note 1 for details.

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(35,038)	$(47,785)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	97	907
Stock-based compensation	5,980	4,522
Accretion of debt discount	686	104
Allowance for other long-term asset	1,000	—
Deferred taxes	15	31
Changes in assets and liabilities:
Accounts receivable, net	516	(1,943)
Other receivables	2,433	1,210
Inventory, net	15	(17)
Prepaid expenses and other assets	487	910
Accounts payable	(1,205)	(324)
Accrued expenses and other liabilities	(3,537)	4,916
Lease liability, net	14	(34)
Net cash used in operating activities	(28,537)	(37,503)
Investing activities
Purchase of property and equipment	(56)	(21)
Net cash used in investing activities	(56)	(21)
Financing activities
Proceeds from issuance of common stock and pre-funded warrants in underwritten public offering, net	—	37,653
Proceeds from Notes and warrants, net of debt issuance costs paid	—	19,615
Prepayment on Notes	(14,806)	—
Proceeds from exercise of stock options	—	1,568
Proceeds from issuance of common stock under employee stock purchase plan	25	207
Net cash (used in) provided by financing activities	(14,781)	59,043
(Decrease) increase in cash, cash equivalents and restricted cash	(43,374)	21,519
Cash, cash equivalents, and restricted cash at beginning of period	54,864	19,106
Cash, cash equivalents, and restricted cash at end of period	$11,490	$40,625
Supplemental disclosures of cash flow information
Cash paid for interest	$1,657	$—
Unpaid debt issuance costs	$—	$1,715

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2022	2021

Cash and cash equivalents	$11,249	$40,435
Restricted cash, current	14	41
Restricted cash, non-current	227	149
Total cash, cash equivalents and restricted cash	$11,490	40,625
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

On July 7, 2022, Avalo effected a 1-for-12 reverse stock split. The Company has retroactively applied the reverse stock split made effective on July 7, 2022 to share and per share amounts in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 and the year ended December 31, 2021. Additionally, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately. Avalo retroactively applied such adjustments in the notes to the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 and the year ended December 31, 2021. The reverse stock split did not reduce the number of authorized shares of common and preferred stock and did not alter the par value.

Liquidity

In order to meet its cash flow needs, the Company applies a disciplined decision-making methodology as it evaluates the optimal allocation of the Company’s resources between investing in the Company’s existing pipeline assets and acquisitions or in-licensing of new assets. As of June 30, 2022, Avalo had $11.2 million in cash and cash equivalents. Subsequent to June 30, 2022, in August 2022, Avalo received the approximate $15 million of upfront payment from its transfer of AVTX-007 on July 29, 2022. Refer to Note 14 for further information. For the six months ended June 30, 2022, Avalo generated a net loss of $35.0 million and negative cash flows from operations of $28.5 million. As of June 30, 2022, Avalo had an accumulated deficit of $297.2 million.

In June 2022, as collectively agreed upon with the Lenders, the Company made a partial prepayment of $15.0 million ($14.8 million of which was applied to principal) under its venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”) and Powerscourt Investments XXV, LP (“Powerscourt”, and together with Horizon, the “Lenders”). Avalo intends to consider additional prepayments prior to principal loan amounts coming due, if collectively agreed upon with the Lenders. As of June 30, 2022, the carrying value of the Notes (as defined in Note 9) was $18.7 million.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, losses are expected to continue as the Company continues to invest in its research and development pipeline assets. The Company will require additional financing to fund its operations and to continue to execute its business strategy within one year after the date the unaudited condensed consolidated financial statements included herein were issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate these conditions and to meet the Company’s capital requirements, management plans to use its current cash on hand along with some combination of the following: (i) dilutive and/or non-dilutive financings, (ii) other out-licensing or strategic alliances/collaborations of its current pipeline assets, (iii) out-licensing or sale of its non-core assets, and (iv) federal and/or private grants. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. Subject to limited exceptions, the Loan Agreement prohibits the Company from incurring certain additional indebtedness, making certain asset dispositions, and entering into certain mergers, acquisitions or other business combination transactions without the prior consent of the Lenders. Additionally, the Loan Agreement contains certain covenants and certain other specified events that could result in an event of default, which if not cured or waived, could result in the immediate acceleration of all or a substantial portion of the outstanding notes. As of the filing date of this Quarterly Report on Form 10-Q, the Company was not aware of any breach of covenants or occurrence of material adverse change, nor had it received any notice of event of default from the Lenders (refer to Note 9 of the condensed consolidated financial statements for more information).

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

In the second quarter of 2022, the Company concluded that it would include sales and marketing expenses within the selling, general and administrative line in the Company’s condensed consolidated statement of operations. The Company reclassified $0.8 million and $1.2 million from sales and marketing expense to selling, general and administrative expense for the three and six months ended June 30, 2021, respectively, to conform with the current period presentation.

Unless otherwise indicated, all amounts in the following tables are in thousands except share and per share amounts.

Significant Accounting Policies

During the six months ended June 30, 2022, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 2, 2022.

3. Revenue

The Company generates substantially all of its revenue from sales of Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions, which is considered a prescription drug. The Company sells its prescription drug in the United States primarily through wholesale distributors. Wholesale distributors account for substantially all of the Company’s net product revenues and trade receivables. For the three months ended June 30, 2022, the Company’s two largest customers accounted for approximately 86% and 14%, respectively, of the Company’s total net product revenues. For the six months ended June 30, 2022, the Company’s two largest customers accounted for approximately 79% and 21%, respectively, of the Company’s total net product revenues. Net revenue from sales of prescription drugs was $1.0 million and $2.7 million for the three months ended June 30, 2022 and 2021, respectively, and $2.2 million and $3.2 million for the six months ended June 30, 2022 and 2021, respectively.

The Company has a license and supply agreement for the Millipred® product with a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), which expires on September 30, 2023. Beginning July 1, 2021, Avalo is required to pay Teva fifty percent of the net profit of the Millipred® product following each calendar quarter, subject to a $0.5 million quarterly minimum payment. For the three and six months ended June 30, 2022, the Company recognized $0.4 million and $1.0 million, respectively, in cost of product sales related to the royalty. Dr. Sol Barer served as the Chairman of the Company’s board of directors until June 2021 and currently serves as the Chairman of Teva’s board of directors.

Aytu BioScience, Inc. (“Aytu”), to which the Company sold its rights, title, and interests in assets relating to certain commercialized products in 2019 (the “Aytu Transaction”), managed Millipred® commercial operations until August 31, 2021 pursuant to transition service agreements, which included managing the third-party logistics provider and providing accounting reporting services. Aytu collected cash on behalf of Avalo for revenue generated by sales of Millipred® from the second quarter of 2020 through the third quarter of 2021 and is obligated to transfer cash generated by such sales to Avalo. In the third quarter of 2021, Avalo finalized its trade and distribution channel to allow it to control the third-party distribution and began managing Millipred® commercial operations at that time. The current transition services agreement allows Aytu to withhold cash of $2.0 million until September 30, 2022 and $1.0 million until December 2024. The Company received $2.2 million from Aytu in first quarter of 2022. As of June 30, 2022, the total receivable balance was approximately $1.9 million. As most recently public disclosed in their Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, Aytu concluded that substantial doubt exists with respect to their ability to continue as a going concern within one year after the date that the financial statements were issued, or May 2023. As such, the Company fully reserved for the $1.0 million due in December 2024 and recognized the related expense in cost of product sales for the three and six months ended June 30, 2022. The remaining $0.9 million is included within other receivables and is contractually owed in the fourth quarter of 2022.

4. Net Loss Per Share

The Company computes earnings per share (“EPS”) using the two-class method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings.

The Company had only common stock outstanding during the three and six months ended June 30, 2022. The Company had two classes of stock outstanding during the three and six months ended June 30, 2021; common stock and preferred stock. The preferred stock outstanding during the prior period converted to shares of common stock on an approximately 1-for-0.42 ratio (ratio adjusted for the reverse stock split) and had the same rights, preferences and privileges as the Company’s common stock other than it held no voting rights. In April 2021, Armistice Capital, LLC, (“Armistice”), which is a significant stockholder of the Company and whose chief investment officer, Steven Boyd, and managing director, Keith Maher, serve on the Board of the Company, converted the then outstanding 1,257,143 shares of convertible preferred stock into 523,810 shares of Avalo’s common stock (refer to Note 10 for more information). Under the two-class method, the convertible preferred stock was considered a separate class of stock until the time it was converted to common shares for EPS purposes. Therefore, basic and diluted EPS is provided below for common stock for the three and six months ended June 30, 2022, and both common stock and preferred stock for the three and six months ended June 30, 2021.

EPS for common stock and EPS for preferred stock is computed by dividing the sum of distributed earnings and undistributed earnings for each class of stock by the weighted average number of shares outstanding for each class of stock for the period. In applying the two-class method, undistributed earnings are allocated to common stock and preferred stock based on the weighted average shares outstanding during the period, which assumed the convertible preferred stock had been converted to common stock. The weighted average number of common shares outstanding as of June 30, 2022 and 2021 include the weighted average effect of the pre-funded warrants issued in connection with the underwritten public offering that closed in January 2021, the exercise of which requires nominal consideration for the delivery of the shares of common stock (refer to Note 10 for more information).

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

The following tables set forth the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2022, and common stock and preferred stock for the three and six months ended June 30, 2021 (in thousands, except share and per share amounts):

Three Months Ended
June 30, 2022
Common stock
Numerator:
Allocation of undistributed net loss	$(12,987)
Denominator:
Weighted average shares	9,400,902
Basic and diluted net loss per share	$(1.38)

Six Months Ended
June 30, 2022
Common stock
Numerator:
Allocation of undistributed net loss	$(35,038)
Denominator:
Weighted average shares	9,400,214
Basic and diluted net loss per share	$(3.73)

	Three Months Ended
	June 30, 2021
	Common stock		Preferred stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Numerator:
Allocation of undistributed net loss	$(16,991)	$68	$(183)	$1
Denominator:
Weighted average shares	8,014,966	8,014,966	207,221	207,221
Basic and diluted net loss per share	$(2.12)	$0.01	$(0.88)	$0.00

	Six Months Ended
	June 30, 2021
	Common stock		Preferred stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Numerator:
Allocation of undistributed net loss	$(45,934)	$(37)	$(1,813)	$(1)
Denominator:
Weighted average shares	7,699,923	7,699,923	729,282	729,282
Basic and diluted net loss per share	$(5.97)	$0.00	$(2.49)	$0.00

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the three and six months ended June 30, 2022 and 2021, as they could have been anti-dilutive:

	Three and Six Months Ended
	June 30,
	2022	2021
Stock options	1,379,570	1,053,785
Warrants on common stock[1]	366,990	367,186
Restricted Stock Units	—	6,493
1 The weighted average number of common shares outstanding as of June 30, 2021 includes the weighted average effect of the 139,747 pre-funded warrants issued in connection with the underwritten public offering that closed in January 2021 because the exercise of such warrants requires only nominal consideration ($0.012 per share exercise price for each pre-funded warrant). During 2021, the holder exercised 25,740 of the pre-funded warrants. As of June 30, 2022, the weighted average number of common shares outstanding includes the weighted average effect of the remaining 114,007 pre-funded warrants outstanding. These pre-funded warrants are not included in the table above.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

June 30, 2022
Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$10,508	$—	$—

December 31, 2021
Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$54,010	$—	$—

*Investments in money market funds are reflected in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

As of June 30, 2022 and December 31, 2021, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities, and long-term debt. The carrying amounts reported in the accompanying condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts. The estimated fair value of the Company’s debt approximates its carrying value as of June 30, 2022 and is in Level Two of the fair value hierarchy (refer to Note 9 for more information).

No changes in valuation techniques or inputs occurred during the six months ended June 30, 2022 and 2021. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six months ended June 30, 2022 and 2021.

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

The initial annual base rent for the Company’s office located in Chesterbrook, Pennsylvania is $0.2 million and the annual operating expenses are approximately $0.1 million. The annual base rent is subject to periodic increases of approximately 2.4% over the term of the lease. The lease provided for a rent abatement period of three months following lease commencement. The lease has an initial term of 5.25 years from the lease commencement on December 1, 2021.

The weighted average remaining term of the operating leases at June 30, 2022 was 6.0 years.

Supplemental balance sheet information related to the leased properties include (in thousands):

	As of
	June 30, 2022	December 31, 2021
Property and equipment, net	$1,877	$2,001

Accrued expenses and other current liabilities	$524	$485
Other long-term liabilities	1,869	2,018
Total operating lease liabilities	$2,393	$2,503

The operating lease ROU assets are included in property and equipment, net and the lease liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in our condensed consolidated balance sheets. The Company utilized a weighted average discount rate of 9.2% to determine the present value of the lease payments.

The components of lease expense for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost*	$122	$95	$239	$190
*Includes short-term leases, which are immaterial.

The following table shows a maturity analysis of the operating lease liabilities as of June 30, 2022 (in thousands):

Undiscounted Cash Flows
July 1, 2022 through December 31, 2022	$261
2023	528
2024	537
2025	547
2026	557
2027	258
Thereafter	426
Total lease payments	$3,114
Less implied interest	(721)
Total	$2,393

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Research and development	$6,183	$8,221
Compensation and benefits	3,327	4,310
Selling, general and administrative	1,142	1,386
Commercial operations	1,770	1,733
Royalty payment	282	375
Lease liability, current	524	485
Other	3	9
Total accrued expenses and other current liabilities	$13,231	$16,519

8. Cost Reduction Plan

In the first quarter of 2022, the Board approved a cost reduction plan to enable the Company to execute its strategy of prioritizing the development of its most promising programs (the “Plan”). As part of the Plan, the Company is winding down internal development efforts of AVTX-006 and paused development efforts of AVTX-802. Accordingly, a reduction in workforce plan was approved to reduce headcount and related expenses. The reduction in workforce plan, which was considered a one-time termination benefit, was completed in the second quarter of 2022.

The one-time termination benefits mainly relate to severance payments to separated employees. As a result, the Company recognized $1.5 million of expense during the first quarter of 2022, of which $0.7 million was recognized in research and development expense, and $0.8 million was recognized in selling, general and administrative expense.

Of the $1.5 million initial liability recognized in the first quarter of 2022, $0.8 million was paid in the six months ended June 30, 2022. The remaining severance liability will be paid over the next one to nine months as dictated in each separation agreement. Additionally, $0.4 million of stock-based compensation expense was recognized in the first quarter of 2022 related to the Plan, which was mainly related to accelerated vesting of certain separated employees’ stock options.

In addition, previously and separately, during the first quarter of 2022, the Company separated certain section 16 executive officers. Each of the former executives are entitled to the benefits provided in their respective separation agreements, which include severance payments to be paid over twelve to eighteen months. As a result, the Company recognized $1.7 million expense for the six months ended June 30, 2022 within selling, general and administrative expenses. Additionally, the Company accelerated the vesting of certain outstanding stock options and extended the exercisability periods, which resulted in $3.9 million of compensation cost recognized in first quarter of 2022. Refer to Note 11 for information regarding stock compensation expense related to separations entered into in the first quarter of 2022.

9. Notes Payable

On June 4, 2021, the Company entered into the $35.0 million Loan Agreement with the Lenders. In accordance with the Loan Agreement, $20.0 million was funded on the closing date (the “Initial Note”), with the remaining $15.0 million fundable upon the Company achieving certain predetermined milestones, which the Company met in the third quarter of 2021. On July 30, 2021, after achieving a predetermined milestone, the Company borrowed an additional $10.0 million, which was evidenced by a second note payable (the “Second Note”). On September 29, 2021, after achieving a second predetermined milestone, the Company borrowed the remaining $5.0 million, which was evidenced by a third note payable (the “Third Note”, and collectively with the Initial and Second Notes, the “Notes”).

In June 2022, the Company, as collectively agreed upon with the Lenders, prepaid $15.0 million to the Lenders, of which $14.8 million was applied to principal and the remainder applied to accrued interest. As of June 30, 2022, the outstanding notes payable balance was $18.7 million, inclusive of the final payment fee. Avalo intends to consider additional prepayments prior to principal loan amounts coming due, if collectively agreed upon with the Lenders.

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

The events of default under the Loan Agreement include, but are not limited to, failing to make a payment, breach of covenant, or occurrence of a material adverse change. If an event of default occurs, the Lenders are entitled to accelerate the loan amounts due or take other enforcement actions. The accelerated payment obligations would include the outstanding principal balance (inclusive of the 3% final payment fee), a prepayment charge on the outstanding principal balance of up to 3%, and any accrued and unpaid interest. As of the filing date of this Quarterly Report on Form 10-Q, the Company was not aware of any breach of covenants, occurrence of a material adverse change, nor had it received any notice of event of default from the Lenders.

On June 4, 2021, pursuant to the Loan Agreement, the Company issued warrants to the Lenders to purchase 33,656 shares of the Company’s common stock with an exercise price of $31.20 per share (the “Warrants”). The Warrants are exercisable for ten years from the date of issuance. The Lenders may exercise the Warrants either by (a) cash or check or (b) through a net issuance conversion. The Warrants, which met equity classification, were recognized as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method. The Company valued the Warrants at issuance, which resulted in a discount on the debt, and allocated the proceeds from the loan proportionately to the Notes and to the Warrants, of which $0.9 million was allocated to the Warrants.

In the second quarter of 2021, the Company incurred $2.1 million in debt issuance costs, including legal fees in connection with the Loan Agreement, fees paid directly to the Lenders, and other direct costs. All fees, warrants, and costs paid to the Lenders and all direct costs incurred by the Company are recognized as a debt discount and are amortized to interest expense using the effective interest method over the term of the loan. The $1.1 million final payment fee is included in the contractual cash flows and is accreted to interest expense using the effective interest method over the term of the loan.

The effective interest rate of the Notes, including the accretion of the final payment, was 17.7% as of June 30, 2022.

Balance sheet information related to the note payable for the Notes is as follows (in thousands):

	As of
	June 30, 2022	December 31, 2021	Maturity
Initial Note	12,139	20,600	January 2025
Second Note	6,070	10,300	February 2025
Third Note	3,035	5,150	April 2025
Notes payable, gross[1]	21,244	36,050
Less: Unamortized debt discount and issuance costs	2,531	3,217
Carrying value of notes payable, non-current	18,713	32,833

1 Balance includes $1.1 million final payment fee for the Notes, which represents 3% of the original principal loan amount.

As of June 30, 2022, the estimated future principal payments due on the Notes were as follows (in thousands):

As of June 30, 2022
2022	$—
2023	5,930
2024	13,463
2025	1,851
Total principal payments[1]	$21,244

1 Balance includes $1.1 million final payment fee, which represents 3% of the original principal loan amount.

10. Capital Structure

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock, common stock and preferred stock. At June 30, 2022, the total number of shares of capital stock the Company was authorized to issue was 205,000,000 of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

Common Stock

2021 Financings

Q3 2021 Equity Financing

On September 17, 2021, the Company closed an underwritten public offering of approximately 1.2 million shares of its common stock for net proceeds of $29.0 million. Armistice participated in the offering by purchasing approximately 0.5 million shares of common stock, on the same terms as all other investors. Certain affiliates of Nantahala Capital Management LLC (collectively, “Nantahala”), which beneficially owned greater than 5% of the Company’s outstanding common stock at the time of the offering, participated in the offering on the same terms as all other investors.

At-the-Market Offering Program

In July 2021, the Company entered into an “at-the-market” sales agreement with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (together, the “Agents”), pursuant to which the Company may sell from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million through the Agents. In August 2021, the Company sold approximately 0.2 million shares of common stock under the ATM Program for net proceeds of approximately $5.2 million.

Q2 2021 Debt Financing Agreement

As part of the Loan Agreement entered into in the second quarter of 2021, on June 4, 2021, the Company issued Warrants to Horizon and Powerscourt to purchase 33,656 shares of the Company’s common stock with an exercise price of $31.20 per share. The Warrants are exercisable for ten years from the date of issuance. Refer to Note 9 for additional information.

Q1 2021 Financing

In January 2021, the Company closed an underwritten public offering of approximately 1.2 million shares of its common stock and 139,747 pre-funded warrants for net proceeds of $37.7 million. Armistice participated in the offering by purchasing approximately 0.2 million shares of common stock, on the same terms as all other investors. Nantahala participated in the offering by purchasing approximately 0.1 million shares of common stock, on the same terms as all other investors.

Nantahala also purchased the pre-funded warrants to purchase up to an aggregate of 139,747 shares of common stock at a purchase price of $31.188, which represents the per share public offering price for the common stock less the $0.012 per share exercise price for each pre-funded warrant. During 2021, the holder exercised 25,740 of the pre-funded warrants. As of June 30, 2022, 114,007 pre-funded warrants were outstanding.

Common Stock Warrants

At June 30, 2022, the following common stock warrants were outstanding:

Number of common shares	Exercise price	Expiration
underlying warrants	per share	date
333,334	$150.00	June 2024
114,007	$0.012	—
33,656	$31.20	June 2031
480,997

11. Stock-Based Compensation

2016 Equity Incentive Plan

In April 2016, our board of directors adopted the 2016 Equity Incentive Plan, which was approved by our stockholders in May 2016 and which was subsequently amended and restated in May 2018 and August 2019 with the approval of our board of directors and our stockholders (the “2016 Third Amended Plan”). During the term of the 2016 Third Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year ending on (and including) January 1, 2026, by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. On January 1, 2022, pursuant to the terms of the 2016 Third Amended and Restated Plan an additional 375,981 shares were made available for issuance. As of June 30, 2022, there were 243,228 shares available for future issuance under the 2016 Third Amended Plan.

Option grants expire after ten years. Employee options typically vest over four years. Employees typically receive a new hire option grant, as well as an annual grant in the first or second quarter of each year. In addition, in the first quarter of 2022, employees were also granted options that vest on the first anniversary of the grant date. Options granted to directors typically vest either immediately or over a period of one or three years. Directors may elect to receive stock options in lieu of board compensation, which vest immediately. For stock options granted to employees and non-employee directors, the estimated grant date fair market value of the Company’s stock-based awards is amortized ratably over the individuals’ service periods, which is the period in which the awards vest. Stock-based compensation expense includes expense related to stock options, restricted stock units and employee stock purchase plan shares. The amount of stock-based compensation expense recognized for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$365	$467	$653	$765
Selling, general and administrative	304	2,607	5,327	3,757
Total stock-based compensation	$669	$3,074	$5,980	$4,522

As a result of separation agreements that the Company entered into in the first quarter of 2022 and in accordance with the terms of the pre-existing employment agreements, the Company accelerated the vesting of certain separated employees’ stock options and modified certain awards to extend the exercisability periods. As a result, the Company recognized $4.3 million of compensation cost in the first quarter of 2022, all of which was recognized in selling, general and administrative expense. There was no additional expense related to the modifications in the three months ended June 30, 2022.

Stock options with service-based vesting conditions

The Company has granted options that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. A summary of option activity for the six months ended June 30, 2022 is as follows:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Balance at December 31, 2021	1,054,277	$44.26	$27.45	8.1
Granted	439,590	$9.29	$6.66
Forfeited	(168,063)	$32.37	$21.64
Expired	(29,569)	$54.12	$42.09
Balance at June 30, 2022	1,296,235	$33.72	$20.82	6.8
Exercisable at June 30, 2022	707,059	$45.36	$27.01	4.8

In March 2022, the Company granted 0.3 million options with service-based vesting conditions to its employees as part of its annual stock option award that vest over four years. Additionally in March 2022, the Company granted 0.1 million options to its employees that vest on the first anniversary of the grant date. As a result of the reduction of workforce plan, 0.1 million options were forfeited in the first quarter of 2022, and 0.1 million options were forfeited as a result of other terminations during the six months ended June 30, 2022.

There were 311,164 options that vested during the six months ended June 30, 2022 with a weighted average exercise price of $40.79 per share, which included the acceleration of vesting of certain options in accordance with the separation agreements entered in in the first quarter of 2022. The total grant date fair value of shares which vested during the six months ended June 30, 2022 was $8.2 million.

The Company recognized stock-based compensation expense of $0.6 million and $5.9 million related to stock options with service-based vesting conditions for the three and six months ended June 30, 2022, respectively. At June 30, 2022, there was $6.3 million of total unrecognized compensation cost related to unvested service-based vesting condition awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.4 years.

Stock-based compensation assumptions

The following table shows the assumptions used to compute stock-based compensation expense for stock options with service-based vesting conditions granted under the Black-Scholes valuation model for the six months ended June 30, 2022:

Service-based options
Expected term of option (in years)	5 - 6.25
Expected stock price volatility	84.0% - 86.8%
Risk-free interest rate	1.50% - 3.61%
Expected annual dividend yield	0%

Stock options with market-based vesting conditions

As of June 30, 2022 there were 0.1 million exercisable stock options that contained market-based vesting conditions (that had been previously satisfied). The options have a weighted average share price per share of $39.53 and a weighted average remaining contractual term of 2.0 years. There were no stock options with market-based vesting conditions granted, exercised, or forfeited for the six months ended June 30, 2022.

Restricted Stock Units

The Company measures the fair value of the restricted stock units using the stock price on the date of the grant. The restricted shares typically vest annually over a four-year period beginning on the first anniversary of the award. As of June 30, 2022, there were no unvested restricted stock units outstanding. 937 restricted stock units vested during the three and six months ended June 30, 2022 and had a weighted average grant date fair value of $54.00.

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

The Company initially reserved and authorized up to 41,667 shares of common stock for issuance under the ESPP. On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP automatically increases by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, and (ii) 41,667 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. The number of shares were increased by 41,667 on January 1, 2022. As of June 30, 2022, 181,028 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $41.5 thousand and $84.7 thousand for the three and six months ended June 30, 2022, respectively.

12. Income Taxes

The Company recognized minimal income tax expense for the three and six months ended June 30, 2022 due to the significant valuation allowance against the Company’s deferred tax assets and the current year losses. The Company recognized an income tax benefit of $0.2 million for the three and six months ended June 30, 2021 due to the receipt of its refund claim related to the tax year 2017. The tax benefit recognized for the six months ended June 30, 2020 was a result of a tax law change signed into law as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which allowed the Company to carry back certain losses for taxes paid in fiscal year 2017 and thus resulted in a refund claim. The 2021 income tax benefit was a result of the updated estimate of interest receivable and abatement of penalties on the refund claim, as the final refund payment was received from the Internal Revenue Service in the second quarter of 2021.

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

Avalo is required to make a payment under the Guarantee upon demand by Deerfield if all or any part of the fixed payments are not paid by Aytu when due or upon breach of a covenant. In accordance with the Waiver, Release and Consent, as of June 30, 2022, the Company estimates Aytu has two quarterly payments of $0.5 million remaining, which represents Avalo’s estimated maximum potential future payments under the Guarantee. The Company concluded that the expected credit loss of the Guarantee was de minimis as of June 30, 2022, based on considerations of Aytu’s ability to meet its current financial commitments including recent financings, cash position, operating cash flows and trends.

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

As a part of the Aytu transaction, the Company assigned all payment obligations, including the Make-Whole Payments, under the Karbinal Agreement (collectively, the “TRIS Obligations”) to Aytu. However, under the original license agreement, the Company could ultimately be liable for the TRIS Obligations to the extent Aytu fails to make the required payments. The future Make-Whole Payments to be made by Aytu are unknown as the amount owed to TRIS is dependent on the number of units sold.

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

No expense related to the KKC License Agreement was recognized in the six months ended June 30, 2022. The Company recognized the upfront license fee of $10.0 million within research and development expenses in the six months ended June 30, 2021. There has been no cumulative expense recognized as of June 30, 2022 related to the milestones under this license agreement. The Company will continue to monitor the milestones at each reporting period.

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

No expense related to this license agreement was recognized in the six months ended June 30, 2022. There has been $0.5 million of cumulative expense recognized as of June 30, 2022 related to the milestones under this license agreement, which was recognized in the six months ended June 30, 2021. The Company will continue to monitor the remaining milestones at each reporting period.

AVTX-007 MedImmune License Agreement

As discussed further in Note 14, on July 29, 2022, the Company granted Apollo AP43 Limited, a wholly owned subsidiary of Apollo Therapeutics Group Limited (collectively, “Apollo”), a worldwide, exclusive license to research, develop, manufacture and commercialize AVTX-007. Under the terms of the agreement, Apollo will assume responsibility for the future development of AVTX-007.

The AVTX-007 program was originally licensed to Avalo by MedImmune Limited, a subsidiary of AstraZeneca plc (“MedImmune”), and such license was transferred to Apollo as part of the transaction. Accordingly, the Company is no longer responsible for future milestones or royalties under the original license with MedImmune. Refer to Note 14 for further information.

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

No expense related to the Sanford Burnham Prebys License Agreement was recognized in the six months ended June 30, 2022. The Company recognized the upfront license fee of $0.4 million within research and development expenses and the upfront patent expense of $0.5 million within selling, general and administrative expenses in the three and six months ended June 30, 2021. There has been no cumulative expense recognized as of June 30, 2022 related to the milestones under the Sanford Burnham Prebys License Agreement. The Company will continue to monitor the milestones at each reporting period.

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

Avalo recognized the upfront fee as license revenue in the three and six months ended June 30, 2021. The Company has not recognized any milestones as of June 30, 2022.

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

Avalo recognized the upfront fee as license revenue in the three and six months ended June 30, 2021. The Company has not recognized any milestones as of June 30, 2022.

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

The Company has not recognized any milestones as of June 30, 2022.

AVTX-611 License Assignment

In August 2019, the Company assigned its rights, title, interest, and obligations under an in-license covering its non-core asset, AVTX-611, to ES, a wholly-owned subsidiary of Armistice. The transaction with ES was approved in accordance with Avalo’s related-party transaction policy.

Upon commercialization, the Company is eligible to receive sales-based milestone payments aggregating up to $20.0 million tied to annual net sales targets. ES is fully responsible for the development and commercialization of the program.

The Company has not recognized any milestones as of June 30, 2022.

Acquisition Related and Related Party Contingent Liabilities

Aevi Merger Possible Future Milestone Payments

In the first quarter of 2020, the Company consummated its merger with Aevi Genomic Medicine Inc. (“Aevi”), in which Avalo acquired the rights to AVTX-002, AVTX-006 and AVTX-007 (the “Merger” or the “Aevi Merger”). A portion of the consideration for the Aevi Merger included two future contingent development milestones worth up to an additional $6.5 million, payable in either shares of Avalo’s common stock or cash, at the election of Avalo.

The first milestone was the enrollment of a patient in a Phase 2 study related to AVTX-002 (for treatment of pediatric onset Crohn’s disease), AVTX-006 (for treatment of any indication) or AVTX-007 (for treatment of any indication) prior to February 3, 2022, which would have resulted in a milestone payment of $2.0 million. The Company did not meet the first milestone prior to February 3, 2022. Therefore, no contingent consideration related to this milestone was recognized as of June 30, 2022 and no future contingent consideration will be recognized.

The second milestone is the receipt of NDA approval for either AVTX-006 or AVTX-007 from the FDA on or prior to February 3, 2025. If this milestone is met, the Company is required to make a milestone payment of $4.5 million. The contingent consideration related to the second development milestone will be recognized if and when such milestone is probable and can be reasonably estimated. No contingent consideration related to the development milestone has been recognized as of June 30, 2022. The Company will continue to monitor the second development milestones at each reporting period.

AVTX-006 Royalty Agreement with Certain Related Parties

In July 2019, Aevi entered into a royalty agreement, and liabilities thereunder were assumed by the Company upon closing the Aevi Merger in February 2020. The royalty agreement provided certain Aevi investors, including LeoGroup Private Investment Access, LLC on behalf of Garry Neil, the Company’s Chief Executive Officer, and Mike Cola, the Company’s former Chief Executive Officer (collectively, the “Investors”), a royalty stream, in exchange for a one-time aggregate payment of $2.0 million (the “Royalty Agreement”). Pursuant to the Royalty Agreement, the Investors will be entitled collectively to an aggregate amount equal to a low-single digit percentage of the aggregate net sales of the Company’s second generation mTORC1/2 inhibitor, AVTX-006. At any time beginning three years after the date of the first public launch of AVTX-006, Avalo may exercise, at its sole discretion, a buyout option that terminates any further obligations under the Royalty Agreement in exchange for a payment to the Investors of an aggregate of 75% of the net present value of the royalty payments. A majority of the independent members of the board of directors and the audit committee of Aevi approved the Royalty Agreement.

Avalo assumed this Royalty Agreement upon closing of the Aevi Merger and it is recorded as a royalty obligation within the Company's accompanying condensed consolidated balance sheet as of June 30, 2022. Because there is a significant related party relationship between the Company and the Investors, the Company has treated its obligation to make royalty payments under the Royalty Agreement as an implicit obligation to repay the funds advanced by the Investors. As the Company makes royalty payments in accordance with the Royalty Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which will result in a corresponding increase in the liability balance.

Ichorion Asset Acquisition Possible Future Milestone Payments

In September 2018, the Company acquired Ichorion Therapeutics, Inc. including acquiring three compounds for inherited metabolic disorders known as CDGs (AVTX-801, AVTX-802 and AVTX-803) and one other preclinical compound. Consideration for the transaction included shares of Avalo common stock and three future contingent development milestones for the acquired compounds worth up to an additional $15.0 million, payable in either shares of Avalo’s common stock or cash, at the election of Avalo.

The first and second milestones were marketing approval of the first and second product, respectively, by the FDA on or prior to December 31, 2021, which would have resulted in milestone payments of $6.0 million and $5.0 million, respectively. The Company did not meet the first or second milestone as of December 31, 2021. As a result, no contingent consideration related to these milestones was recognized as of June 30, 2022 and no future contingent consideration will be recognized.

The third milestone is the marketing approval of a protide molecule by the FDA on or prior to December 31, 2023. If this milestone is met, the Company is required to make a milestone payment of $4.0 million. The contingent consideration related to the third development milestone will be recognized if and when such milestone is probable and can be reasonably estimated. No contingent consideration related to the third development milestone has been recognized as of June 30, 2022. The Company will continue to monitor the third development milestones at each reporting period.

14. Subsequent Events

On July 29, 2022, the Company entered into a license agreement with Apollo pursuant to which the Company: (i) granted to Apollo a worldwide, exclusive license granting rights to Apollo to research, develop, manufacture and commercialize AVTX-007 (the “Apollo License Agreement”) and (ii) entered into a novation agreement, dated July 29, 2022, pursuant to which the MedImmune license, dated August 6, 2019, between the Company and MedImmune, was replaced by a substantially similar novated license agreement between Apollo and MedImmune.

In August 2022, the Company received $5 million as an upfront fee and an additional approximate $10 million as partial consideration for transition, consulting and transfer activities. The Company is also eligible to receive up to $6.25 million in regulatory or development milestones and up to $67.5 million in milestones based on annual global net sales of products licensed under the Apollo License Agreement. Additionally, the Company is entitled to a royalty payment of a low single digit percentage of annual net sales, which percentage increases to another low single digit percentage if annual net sales exceed a specified amount, subject to certain adjustments.

Pursuant to the terms of the Apollo License Agreement, Apollo will assume responsibility for future development of AVTX-007, including the ongoing clinical trial of AVTX-007 for the treatment of adult-onset Still’s disease. The Company will also assign certain AVTX-007 related contracts and other assets to Apollo. The Company will evaluate the accounting impact of the transaction in the third quarter of 2022.

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

Recent Developments

Our focus during the second quarter of 2022 was progressing our pipeline programs forward to meaningful data readouts, notably AVTX-002 for the treatment of non-eosinophilic asthma (“NEA”) and AVTX-803 for the treatment of leukocyte adhesion deficiency type II (“LAD-II”). In May 2022, we dosed the first patient in the Company’s Phase 2 PEAK (A Phase 2, Randomized, Double-Blind, Placebo-Controlled, Parallel Group Study to Evaluate the Safety and Efficacy of AVTX-002 for the Treatment of Poorly Controlled Non-Eosinophilic Asthma K) trial evaluating AVTX-002 for NEA.

Further, in July 2022, we dosed the first patient in the Company’s Phase 3 LADDER (A Phase 3, Randomized, Double-Blind, Two-Period, Crossover, Withdrawal Study to Assess the Efficacy and Safety of AVTX-803 in Subjects with Leukocyte ADhesion Deficiency Type II (LADD) (ER)) trial evaluating AVTX-803 in patients with LAD II. This trial is to be followed by an open-label extension.

On July 7, 2022, Avalo effected a 1-for-12 reverse stock split. The Company implemented the reverse stock split to increase the per share price of its common stock to regain compliance with the listing requirements of the Nasdaq Capital Market. Avalo regained compliance on July 22, 2022.

On July 29, 2022, Avalo granted a worldwide, exclusive license to Apollo Therapeutics Group Limited (“Apollo”), granting rights to Apollo to research, develop, manufacture and commercialize AVTX-007, Avalo’s anti-IL-18 monoclonal antibody product. In August 2022, Avalo received the approximate $15 million of upfront payment. Avalo is also eligible to receive up to $74 million of milestones, as well as a royalty payment of a low single digit percentage of annual net sales. The AVTX-007 program was originally licensed to Avalo by MedImmune Limited, a subsidiary of AstraZeneca plc, and such license was transferred to Apollo as part of the transaction.

Our Strategy
Our strategy for increasing stockholder value includes:

•Advancing our pipeline of compounds through development and to regulatory approval;
•Developing the go-to-market strategy to quickly and effectively market, launch, and distribute each of our compounds that receive regulatory approval;
•Opportunistically out-licensing rights to indications or geographies; and
•Acquiring or licensing rights to targeted, complementary differentiated preclinical and clinical stage compounds.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

Product Revenue, Net

Net product revenue was $1.0 million for the three months ended June 30, 2022, compared to $2.7 million for the three months ended June 30, 2021. The decrease was mainly attributable to a decrease in units sold, which may have been caused by disruptions to the sales channel as a result of the transition of commercial operations from Aytu BioScience, Inc. (“Aytu”) to Avalo in the second half of 2021. The Company is uncertain whether these potential disruptions will be temporary or have a permanent impact on future sales.

License Revenue

Avalo recognized $0.6 million of license revenue for the three months ended June 30, 2021 related to upfront fees received pursuant to the out-license and assignment, respectively, of the rights to its non-core neurology pipeline assets, AVTX-301 and AVTX-406 to Alto Neurosciences, Inc. (“Alto”) and ES Therapeutics, LLC (“ES”), respectively. These transactions were unique to the prior period.

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

Cost of Product Sales

Cost of product sales were $1.6 million for the three months ended June 30, 2022, compared to $0.1 million for the same period in 2021. $0.4 million of the increase was driven by the fifty percent net profit share with the supplier that began on July 1, 2021. Further, in the second quarter of 2022, we fully reserved for the $1.0 million receivable due in December 2024 pursuant to the transition service agreement with Aytu, given Aytu disclosed in their Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, that substantial doubt exists with respect to their ability to continue as a going concern within one year after the date that the financial statements were issued, or May 2023. We recognized the expense in cost of product sales for the three months ended June 30, 2022, which drove the remainder of the increase.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Preclinical expenses	$569	$2,110
Clinical expenses	3,248	2,460
CMC expenses	2,967	4,905
License and milestone expenses	—	400
Internal expenses:
Salaries, benefits and related costs	1,291	2,160
Stock-based compensation expense	365	467
Other	70	67
	$8,510	$12,569

Research and development expenses decreased $4.1 million for the three months ended June 30, 2022, compared to the same period in 2021.

Notably, chemistry, manufacturing, and controls (“CMC”) and preclinical expenses decreased $1.9 million and $1.5 million, respectively. CMC expenses decreased largely due to the timing of raw material purchases in the second quarter of 2021 that did not repeat in the second quarter of 2022. Preclinical expenses decreased due to non-clinical activities and biomarker studies in the second quarter of 2021 that did not repeat in the second quarter of 2022. These decreases were partially offset by increased clinical expenses related to the AVTX-002 PEAK study.

Additionally, salaries, benefits and related costs decreased $0.9 million due to the reduction in headcount implemented in the first quarter of 2022 and cost savings initiatives.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Salaries, benefits and related costs	$496	$1,300
Legal, consulting and other professional expenses	1,554	2,685
Stock-based compensation expense	304	2,607
Advertising and marketing expense	14	432
Other	416	380
	$2,784	$7,404

Selling, general and administrative expenses decreased $4.6 million for the three months ended June 30, 2022 compared to the same period in 2021 due to decreased headcount and cost savings initiatives. Notably, non-cash stock based compensation expense decreased $2.3 million due to decreased headcount and $1.4 million of modification expense recognized in the prior period that did not repeat. Legal, consulting and other professional expenses decreased $1.1 million due to reduced recruiting, consulting and legal expenses as a result of cost savings initiatives.

We expect selling, general and administrative expenses to decrease as compared to historical periods prior to the reduction in headcount and other cost savings initiatives implemented in the first quarter of 2022.

Amortization Expense

The following table summarizes our amortization expense for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Amortization of intangible assets	$—	$428

Avalo’s acquired assembled workforce and acquired product marketing rights were fully amortized in the first quarter of 2022 and fourth quarter of 2021, respectively, thus driving the $0.4 million decrease as compared to the prior period. We expect amortization expense to decrease as compared to historical prior periods given the intangible assets are fully amortized.

Other Expense, Net

The following table summarizes our other expense, net for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Other expense, net	—	(5)
Interest expense, net	(1,154)	(239)
	$(1,154)	$(244)

Other expense, net was mainly comprised of interest expense related to the venture loan and security agreement for the three months ended June 30, 2022. Avalo entered into the loan agreement in June 2021 and therefore only recognized a partial period of interest expense in the prior period, which drove the increase for the three months ended June 30, 2022.

In June 2022, the Company made a partial prepayment of $15.0 million under the venture loan and security agreement. Therefore, we expect future interest expense to decrease as compared to prior periods.

Income Tax Expense

The following table summarizes our income tax expense for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Income tax expense (benefit)	$5	$(199)

The Company recognized minimal income tax expense for the three months ended June 30, 2022 compared to an income tax benefit of $0.2 million for the three months ended June 30, 2021. The income tax benefit in the prior period was a result of the updated estimate of interest receivable and abatement of penalties on the refund claim, as the final refund payment was received from the Internal Revenue Service in the second quarter of 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

Product Revenue, Net

Net product revenue was $2.2 million for the six months ended June 30, 2022, compared to $3.2 million for the six months ended June 30, 2021. The decrease was mainly attributable to a decrease in units sold, which may have been caused by disruptions to the sales channel as a result of the transition of commercial operations from Aytu to Avalo in the second half of 2021. The Company is uncertain whether these potential disruptions will be temporary or have a permanent impact on future sales.

License Revenue

Avalo recognized $0.6 million of license revenue for the six months ended June 30, 2021, related to upfront fees received pursuant to the out-license and assignment, respectively, of the rights to its non-core neurology pipeline assets, AVTX-301 and AVTX-406, to Alto and ES, respectively. These transactions were unique to the prior period.

ES is a wholly-owned subsidiary of Armistice. The transaction with ES was approved in accordance with Avalo’s related party transaction policy.

Cost of Product Sales

Cost of product sales were $2.3 million for the six months ended June 30, 2022, compared to $0.2 million for the same period in 2021. $1.0 million of the increase was driven by the fifty percent net profit share with the supplier that began on July 1, 2021. Further, in the second quarter of 2022, we fully reserved for the $1.0 million receivable due in December 2024 pursuant to the transition service agreement with Aytu, given Aytu disclosed in their Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 that substantial doubt exists with respect to their ability to continue as a going concern within one year after the date the financial statements were issued, or May 2023. We recognized expense in the cost of product sales for the six months ended June 30, 2022, which drove the remainder of the increase.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Preclinical expenses	$1,568	$4,344
Clinical expenses	6,034	7,900
CMC expenses	5,113	9,639
License and milestone expenses	—	10,900
Internal expenses:
Salaries, benefits and related costs	4,559	4,097
Stock-based compensation expense	653	765
Other	167	129
	$18,094	$37,774

Research and development expenses decreased $19.7 million for the six months ended June 30, 2022 compared to the same period in 2021. In the first quarter of 2021, the Company recognized a $10.0 million upfront license fee related to the expanded indication license agreement for AVTX-002 with Kyowa Kirin Co., Ltd. (“KKC”), which did not repeat in the current period.

The remaining $9.7 million decrease was primarily driven by a decrease in CMC, preclinical and clinical expenses. CMC expenses decreased $4.5 million due to the timing of raw material purchases in the first half of 2021 that did not repeat in the first half of 2022. Preclinical expenses decreased $2.8 million primarily due to non-clinical activities and biomarker studies in the first half 2021 that did not repeat in the first half of 2022. Clinical expenses decreased $1.9 million due to fewer clinical trials ongoing in the current period as a result of certain programs being paused or wound down in 2022. However, these decreases were partially offset by increased clinical activities related to the AVTX-002 PEAK study.

The decreases noted above were partially offset by a $0.5 million increase to salaries, benefits and related costs driven by severance expense incurred as a result of the headcount reduction implemented in the first quarter of 2022.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Salaries, benefits and related costs	$4,597	$2,409
Legal, consulting and other professional expenses	3,797	5,277
Stock-based compensation expense	5,327	3,757
Advertising and marketing expense	57	562
Other	690	746
	$14,468	$12,751

Selling, general and administrative expenses increased $1.7 million for the six months ended June 30, 2022 compared to the same period in 2021 due to expenses related to headcount reductions from the pipeline prioritization plan and other separations. Avalo recognized $2.4 million of severance expense and $4.3 million of stock-based compensation expense related to modifications of separated employee’s stock options during the period.

These increases were partially offset by a $1.5 million decrease in legal, consulting and other professional expenses and a $0.5 million decrease in advertising and marketing expenses. The decreases were driven by reduced recruiting, marketing, consulting and legal expenses as a result of cost savings initiatives.

We expect selling, general and administrative expenses to decrease as compared to historical periods prior to the reduction in headcount and other cost savings initiatives implemented in the first quarter of 2022.

Amortization Expense

The following table summarizes our amortization expense for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Amortization of intangible assets	$38	$853

Avalo’s acquired assembled workforce and acquired product marketing rights were fully amortized in the first quarter of 2022 and fourth quarter of 2021, respectively, thus driving the $0.8 million decrease as compared to the prior period. We expect amortization expense to decrease as compared to historical periods given the intangible assets are fully amortized.

Other Expense, Net

The following table summarizes our other expense, net for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Other expense, net	(20)	(5)
Interest expense, net	(2,323)	(222)
	$(2,343)	$(227)

Other expense, net was comprised of interest expense related to the venture loan and security agreement for the six months ended June 30, 2022 and 2021. Avalo entered into the loan agreement in June 2021 and therefore only recognized a partial period of interest expense in the prior period, which drove the increase for the six months ended June 30, 2022.

In June 2022, the Company made a partial prepayment of $15.0 million under the venture loan and security agreement. Therefore, we expect future interest expense to decrease as compared to prior periods.

Income Tax Expense

The following table summarizes our income tax expense for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Income tax expense (benefit)	$15	$(188)

The Company recognized minimal income tax expense for the six months ended June 30, 2022 compared to an income tax benefit of $0.2 million for the six months ended June 30, 2021. The income tax benefit in the prior period was a result of the updated estimate of interest receivable and abatement of penalties on the refund claim, as the final refund payment was received from the Internal Revenue Service in the second quarter of 2021.

Liquidity and Capital Resources

In order to meet its cash flow needs, the Company applies a disciplined decision-making methodology as it evaluates the optimal allocation of the Company’s resources between investing in the Company’s existing pipeline assets and acquisitions or in-licensing of new assets. As of June 30, 2022, Avalo had $11.2 million in cash and cash equivalents. Subsequent to June 30, 2022, in August 2022, Avalo received the approximate $15 million of upfront payment from its transfer of AVTX-007 on July 29, 2022. Refer to Note 14 of the condensed consolidated financial statements for further information. For the six months ended June 30, 2022, Avalo generated a net loss of $35.0 million and negative cash flows from operations of $28.5 million. As of June 30, 2022, Avalo had an accumulated deficit of $297.2 million.

In June 2022, as collectively agreed upon with the Lenders, the Company made a partial prepayment of $15.0 million ($14.8 million of which was applied to principal) under its venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”) and Powerscourt Investments XXV, LP (“Powerscourt”, and together with Horizon, the “Lenders”). Avalo intends to consider additional prepayments prior to principal loan amounts coming due, if collectively agreed upon with the Lenders. As of June 30, 2022, the carrying value of the Notes (as defined in Note 9 of the condensed consolidated financial statements) was $18.7 million.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, losses are expected to continue as the Company continues to invest in its research and development pipeline assets. The Company will require additional financing to fund its operations and to continue to execute its business strategy within one year after the date the unaudited condensed consolidated financial statements included herein were issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate these conditions and to meet the Company’s capital requirements, management plans to use its current cash on hand along with some combination of the following: (i) dilutive and/or non-dilutive financings, (ii) other out-licensing or strategic alliances/collaborations of its current pipeline assets, (iii) out-licensing or sale of its non-core assets, and (iv) federal and/or private grants. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. Subject to limited exceptions, the Loan Agreement prohibits the Company from incurring certain additional indebtedness, making certain asset dispositions, and entering into certain mergers, acquisitions or other business combination transactions without the prior consent of the Lenders. Additionally, the Loan Agreement contains certain covenants and certain other specified events that could result in an event of default, which if not cured or waived, could result in the immediate acceleration of all or a substantial portion of the outstanding notes. As of the filing date of this Quarterly Report on Form 10-Q, the Company was not aware of any breach of covenants or occurrence of material adverse change, nor had it received any notice of event of default from the Lenders (refer to Note 9 of the condensed consolidated financial statements for more information).

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(28,537)	$(37,503)
Investing activities	(56)	(21)
Financing activities	(14,781)	59,043
Net (decrease) increase in cash and cash equivalents	$(43,374)	$21,519

Net cash used in operating activities

Net cash used in operating activities was $28.5 million for the six months ended June 30, 2022, and consisted primarily of a net loss of $35.0 million and non-cash adjustments to reconcile net loss to net cash used in operating activities including stock-based compensation of $6.0 million and the $1.0 million reserve on the other long-term asset due to the full reserve on the Aytu receivable due December 2024. Additionally, changes in net liabilities decreased by $1.3 million. The decrease was mainly driven by a $3.5 million decrease in accrued expenses and a $1.2 million decrease in accounts payable, partially offset by a $2.4 million decrease in other receivables, primarily due to the receipt of $2.2 million from Aytu in the first quarter of 2022.

Net cash used in operating activities was $37.5 million for the six months ended June 30, 2021 and consisted primarily of a net loss of $47.8 million. Changes in net liabilities increased $4.6 million, mainly driven by a $4.9 million increase in accrued expenses and a $1.2 million decrease in other receivables, partially offset by increased accounts receivable of $1.9 million. In April 2021, the Company paid the $10.0 million upfront license fee related to the expanded indication license agreement for AVTX-002 with KKC.

Net cash used in investing activities

Net cash used in investing activities was minimal for the six months ended June 30, 2022 and June 30, 2021 and consistent primarily of the purchase of property and equipment.

Net cash used in financing activities

Net cash used in financing activities for the six months ended June 30, 2022 consisted of the $14.8 million partial prepayment applied to principal under the Loan Agreement.

Net cash provided by financing activities was $59.0 million for the six months ended June 30, 2021 and consisted primarily of net proceeds of $37.7 million from an underwritten public offering. Armistice participated in the offering by purchasing approximately 0.5 million shares of common stock, on the same terms as all other investors. Additionally, Avalo received net proceeds of $19.6 million from the Loan Agreement in June 2021.

Critical Accounting Policies, Estimates, and Assumptions

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP. In preparing the financial statements in conformity with GAAP, the Company makes estimates and assumptions that have an impact on assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, revenue recognition, cost of product sales, stock-based compensation, fair value measurements, cash flows used in management’s going concern assessment, income taxes, goodwill, and other intangible assets and clinical trial accruals. The Company believes, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31,

2021 filed with the SEC on March 2, 2022. There have been no material changes to our critical accounting policies during the six months ended June 30, 2022.

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

3.1
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, dated July 5, 2022 and effective July 7, 2022 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 7, 2022.

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited) for the Three and Six Months Ended June 30, 2022 and 2021; and (v) Notes to Unaudited Financial Statements.

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

Avalo Therapeutics, Inc.

Date: August 4, 2022	/s/ Christopher Sullivan
Christopher Sullivan
Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer)