Form 10-Q
period 2022-09-30
Avalo Therapeutics, Inc.
filed 2022-11-07
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
As of November 3, 2022, the registrant had 9,414,104 shares of common stock outstanding.

AVALO THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2022

				Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		a)	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2022 and December 31, 2021	3

		b)	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	4

		d)	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	5

		c)	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2022 and 2021	7

		e)	Notes to Unaudited Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		25

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		34

	Item 4.	Controls and Procedures		34

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		35

	Item 1A.	Risk Factors		35

	Item 5.	Other Information		35

	Item 6.	Exhibits		36

	SIGNATURES			37

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$16,943	$54,585
Accounts receivable, net	—	1,060
Other receivables	1,314	3,739
Inventory, net	22	38
Prepaid expenses and other current assets	1,118	2,372
Restricted cash, current portion	53	51
Total current assets	19,450	61,845
Property and equipment, net	2,507	2,695
Other long-term asset	—	1,000
Intangible assets, net	—	38
Goodwill	14,409	14,409
Restricted cash, net of current portion	181	227
Total assets	$36,547	$80,214
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$1,447	$3,369
Deferred revenue	442	—
Accrued expenses and other current liabilities	13,696	16,519
Notes payable, current	2,564	—
Total current liabilities	18,149	19,888
Notes payable, non-current	16,502	32,833
Royalty obligation	2,000	2,000
Deferred tax liability, net	133	113
Other long-term liabilities	1,791	2,298
Total liabilities	38,575	57,132
Stockholders’ (deficit) equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 9,414,104 and 9,399,517 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively[1]	9	9
Additional paid-in capital[1]	291,975	285,239
Accumulated deficit	(294,012)	(262,166)
Total stockholders’ (deficit) equity	(2,028)	23,082
Total liabilities and stockholders’ (deficit) equity	$36,547	$80,214

1 Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-12 reverse stock split effected on July 7, 2022. See Note 1 for details.

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$432	$1,350	$2,638	$4,554
License revenue	14,517	—	14,517	625
Total revenues, net	14,949	1,350	17,155	5,179

Operating expenses:
Cost of product sales	528	908	2,814	1,067
Research and development	7,042	10,551	25,136	48,325
Selling, general and administrative	3,284	5,926	17,752	18,677
Amortization expense	—	428	38	1,281
Total operating expenses	10,854	17,813	45,740	69,350
	4,095	(16,463)	(28,585)	(64,171)
Other expense:
Interest expense, net	(898)	(985)	(3,221)	(1,207)
Other expense, net	—	(15)	(20)	(20)
Total other expense, net from continuing operations	(898)	(1,000)	(3,241)	(1,227)
Income (loss) from continuing operations before taxes	3,197	(17,463)	(31,826)	(65,398)
Income tax expense (benefit)	5	8	20	(180)
Income (loss) from continuing operations	$3,192	$(17,471)	$(31,846)	$(65,218)
Income from discontinued operations	—	76	—	38
Net income (loss)	$3,192	$(17,395)	$(31,846)	$(65,180)

Net income (loss) per share of common stock, basic and diluted[1]:
Continuing operations	$0.34	$(2.09)	$(3.39)	$(8.02)
Discontinued operations	0.00	0.01	0.00	0.00
Net income (loss) per share of common stock, basic and diluted	$0.34	$(2.08)	$(3.39)	$(8.02)

Net loss per share of preferred stock, basic and diluted[1]:
Continuing operations				$(3.34)
Discontinued operations				0.00
Net loss per share of preferred stock, basic and diluted				$(3.34)

1 Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-12 reverse stock split effected on July 7, 2022. See Note 1 for details.

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited)
(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares[1]	Amount[1]	capital[1]	deficit	deficit
Three Months Ended September 30, 2022
Balance, June 30, 2022	9,405,724	$9	$291,244	$(297,204)	$(5,951)
Impact of reverse stock split fractional share round-up	8,380	—	—	—	—
Stock-based compensation	—	—	731	—	731
Net income	—	—	—	3,192	3,192
Balance, September 30, 2022	9,414,104	$9	$291,975	$(294,012)	$(2,028)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares[1]	Amount[1]	capital[1]	deficit	deficit
Nine Months Ended September 30, 2022
Balance, December 31, 2021	9,399,517	$9	$285,239	$(262,166)	$23,082
Restricted stock units vested during period	938	—	—	—	—
Shares purchased through employee stock purchase plan	5,269	—	25	—	25
Impact of reverse stock split fractional share round-up	8,380	—	—	—	—
Stock-based compensation	—	—	6,711	—	6,711
Net loss	—	—	—	(31,846)	(31,846)
Balance, September 30, 2022	9,414,104	$9	$291,975	$(294,012)	$(2,028)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares[1]	Amount[1]	capital[1]	deficit	equity
Three Months Ended September 30, 2021
Balance, June 30, 2021	8,000,746	$8	$247,155	$(225,575)	$21,588
Issuance of common stock in underwritten public offering, net	1,192,407	1	29,045	—	29,046
Issuance of common stock pursuant to ATM Program, net	166,667	—	5,312	—	5,312
Stock-based compensation	—	—	1,758	—	1,758
Net loss	—	—	—	(17,395)	(17,395)
Balance, September 30, 2021	9,359,820	$9	$283,270	$(242,970)	$40,309

	Common stock		Preferred Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares[1]	Amount[1]	Shares	Amount	capital[1]	deficit	equity
Nine Months Ended September 30, 2021
Balance, December 31, 2020	6,250,344	$6	1,257,143	$1	$202,345	$(177,790)	$24,562
Issuance of shares of common stock and pre-funded warrants in underwritten public offering, net	1,164,323	1	—	—	37,652	—	37,653
Issuance of common stock in underwritten public offering, net	1,192,407	1	—	—	29,045	—	29,046
Issuance of common stock pursuant to ATM Program, net	166,667	—	—	—	5,312	—	5,312
Issuance of equity classified warrants related to venture loan and security agreement	—	—	—	—	861	—	861
Exercise of stock options	48,385	—	—	—	1,568	—	1,568
Conversion of preferred stock to common stock	523,810	1	(1,257,143)	(1)	—	—	—
Shares purchased through employee stock purchase plan	7,391	—	—	—	207	—	207
Restricted stock units vested during period	6,493	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,280	—	6,280
Net loss	—	—	—	—	—	(65,180)	(65,180)
Balance, September 30, 2021	9,359,820	$9	—	$—	$283,270	$(242,970)	$40,309

1 Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-12 reverse stock split effected on July 7, 2022. See Note 1 for details.

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(31,846)	$(65,180)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	131	1,362
Stock-based compensation	6,711	6,280
Accretion of debt discount	1,040	445
Allowance for other long-term asset	1,000	—
Deferred taxes	20	40
Changes in assets and liabilities:
Accounts receivable, net	1,060	742
Other receivables	2,425	(269)
Other long-term asset	—	(2,000)
Inventory, net	16	(13)
Prepaid expenses and other assets	1,254	1,252
Accounts payable	(1,922)	994
Deferred revenue	442
Accrued expenses and other liabilities	(3,144)	2,604
Lease liability, net	2	(50)
Net cash used in operating activities	(22,811)	(53,793)
Investing activities
Purchase of property and equipment	(95)	(102)
Net cash used in investing activities	(95)	(102)
Financing activities
Proceeds from issuance of common stock and pre-funded warrants in underwritten public offering, net	—	37,653
Proceeds from Notes and warrants, net of debt issuance costs paid	—	32,900
Prepayment on Notes	(14,806)	—
Proceeds from issuance of common stock in underwritten public offering, net	—	29,046
Proceeds from common stock pursuant to ATM Program, net	—	5,312
Proceeds from exercise of stock options	—	1,568
Proceeds from issuance of common stock under employee stock purchase plan	25	207
Net cash (used in) provided by financing activities	(14,781)	106,686
(Decrease) increase in cash, cash equivalents and restricted cash	(37,687)	52,791
Cash, cash equivalents, and restricted cash at beginning of period	54,864	19,106
Cash, cash equivalents, and restricted cash at end of period	$17,177	$71,897
Supplemental disclosures of cash flow information
Cash paid for interest	$2,256	$796

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2022	2021

Cash and cash equivalents	$16,943	$71,506
Restricted cash, current	53	164
Restricted cash, non-current	181	227
Total cash, cash equivalents and restricted cash	$17,177	71,897
See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

Avalo Therapeutics, Inc. (the “Company” or “Avalo” or “we”) is a clinical stage biotechnology company focused on the treatment of immune dysregulation by developing therapies that target the LIGHT network.

LIGHT (Lymphotoxin-like, exhibits Inducible expression, and competes with HSV Glycoprotein D for Herpesvirus Entry Mediator (“HVEM”), a receptor expressed by T lymphocytes; also referred to as TNFSF14) is an immunoregulatory cytokine. LIGHT and its signaling receptors, HVEM (TNFRSF14), and lymphotoxin β receptor (TNFRSF3), form an immune regulatory network with two co-receptors of herpesvirus entry mediator, checkpoint inhibitor B and T Lymphocyte Attenuator (“BTLA”), and CD160 (collectively, the “LIGHT-signaling network” or the “LIGHT network”). Accumulating evidence points to the dysregulation of the LIGHT network as a disease-driving mechanism in autoimmune and inflammatory reactions in barrier organs. Therefore, we believe reducing LIGHT levels can moderate immune dysregulation in many acute and chronic inflammatory disorders.

Avalo was incorporated in Delaware and commenced operation in 2011, and completed its initial public offering in October 2015.

On July 7, 2022, Avalo effected a 1-for-12 reverse stock split. The Company retroactively applied the reverse stock split to share and per share amounts for periods prior to July 7, 2022, including the unaudited condensed consolidated financial statements for the nine months ended September 30, 2022, three and nine months ended September 30, 2021, and the year ended December 31, 2021. Additionally, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately. Avalo retroactively applied such adjustments in the notes to the unaudited condensed consolidated financial statements for periods presented prior to July 7, 2022, including the nine months ended September 30, 2022, three and nine months ended September 30, 2021, and the year ended December 31, 2021. The reverse stock split did not reduce the number of authorized shares of common and preferred stock and did not alter the par value.

Liquidity

In order to meet its cash flow needs, the Company applies a disciplined decision-making methodology as it evaluates the optimal allocation of the Company’s resources between investing in the Company’s existing pipeline assets and acquisitions or in-licensing of new assets. As of September 30, 2022, Avalo had $16.9 million in cash and cash equivalents. For the nine months ended September 30, 2022, Avalo generated a net loss of $31.8 million and negative cash flows from operations of $22.8 million. As of September 30, 2022, Avalo had an accumulated deficit of $294.0 million.

In the second quarter of 2022, as collectively agreed upon with the Lenders (as defined below), the Company made a partial prepayment of $15.0 million ($14.8 million of which was applied to principal) on the notes (the “Notes) issued under its venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”) and Powerscourt Investments XXV, LP (“Powerscourt”, and together with Horizon, the “Lenders”). Avalo intends to consider additional prepayments prior to principal loan amounts coming due, if collectively agreed upon with the Lenders. As of September 30, 2022, the carrying value of the Notes (as defined in Note 9) was $19.1 million.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, losses are expected to continue as the Company continues to invest in its research and development pipeline assets. The Company will require additional financing to fund its operations and to continue to execute its business strategy within one year after the date the unaudited condensed consolidated financial statements included herein were issued. We anticipate that the cash and cash equivalents as of September 30, 2022 will not be sufficient for us to fund our product candidates through their next anticipated milestones, which include topline data from the AVTX-002 Phase 2 PEAK trial and pivotal data from the AVTX-803 LADDER trial, both expected in the first half of 2023. We will need to raise additional capital to reach these milestones. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate these conditions and to meet the Company’s capital requirements, management plans to use its current cash on hand along with some combination of the following: (i) dilutive and/or non-dilutive financings, (ii) out-licensing or strategic alliances/collaborations of its current pipeline assets, (iii) out-licensing or sale of its non-core assets, and (iv) federal and/or private grants. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. Subject to limited exceptions, the Loan Agreement prohibits the Company from incurring certain additional indebtedness, making certain asset dispositions, and entering into certain mergers, acquisitions or other business combination transactions without the prior consent of the

Lenders. Additionally, the Loan Agreement contains certain covenants and certain other specified events that could result in an event of default, which if not cured or waived, could result in the immediate acceleration of all or a substantial portion of the outstanding Notes. As of the filing date of this Quarterly Report on Form 10-Q, the Company was not aware of any breach of covenants or occurrence of material adverse change, nor had it received any notice of event of default from the Lenders (refer to Note 9 of the condensed unaudited consolidated financial statements for more information).

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

In the second quarter of 2022, the Company concluded that it would include sales and marketing expenses within the selling, general and administrative line in the Company’s condensed consolidated statement of operations. The Company reclassified $0.7 million and $2.0 million from sales and marketing expense to selling, general and administrative expense for the three and nine months ended September 30, 2021, respectively, to conform with the current period presentation.

Unless otherwise indicated, all amounts in the following tables are in thousands except share and per share amounts.

Significant Accounting Policies

During the nine months ended September 30, 2022, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 2, 2022.

3. Revenue

In July 2022, Avalo entered into a license agreement with Apollo AP43 Limited, a wholly owned subsidiary of Apollo Therapeutics Group Limited (collectively, “Apollo”) pursuant to which the Company granted Apollo a worldwide, exclusive license to research, develop, manufacture and commercialize AVTX-007, an anti-IL-18 monoclonal antibody (the “Apollo License Agreement”). Pursuant to the Apollo License Agreement, the Company received an upfront payment of $14.5 million, which was recognized as license revenue for the three and nine months ended September 30, 2022.

The Company generates substantially all of its product revenue from sales of Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions, which is considered a prescription drug. The Company sells its prescription drug in the United States primarily through wholesale distributors. Wholesale distributors account for substantially all of the Company’s net product revenues and trade receivables. For the three months ended September 30, 2022, the Company’s two largest customers accounted for approximately 65% and 35%, respectively, of the Company’s total net product revenues. For the nine months ended September 30, 2022, the Company’s two largest customers accounted for approximately 72% and 28%, respectively, of the Company’s total net product revenues. Net revenue from sales of prescription drugs was $0.4 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $2.6 million and $4.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, deferred revenue was $0.4 million due to the receipt of payment from wholesale distributors related to product that had not yet been sold to the customer.

The Company has a license and supply agreement for the Millipred® product with a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), which expires on September 30, 2023. Beginning July 1, 2021, Avalo was required to pay Teva fifty percent of the net profit of the Millipred® product following each calendar quarter, subject to a $0.5 million quarterly minimum payment unless total net profit is below a specified threshold. For the three and nine months ended September 30, 2022, the Company recognized $0.4 million and $1.4 million, respectively, in cost of product sales related to the royalty. Dr. Sol Barer served as the Chairman of the Company’s board of directors until June 2021 and currently serves as the Chairman of Teva’s board of directors.

Aytu BioScience, Inc. (“Aytu”), to which the Company sold its rights, title, and interests in assets relating to certain commercialized products in 2019 (the “Aytu Transaction”), managed Millipred® commercial operations until August 31, 2021 pursuant to transition service agreements, which included managing the third-party logistics provider and providing accounting reporting services. Aytu collected cash on behalf of Avalo for revenue generated by sales of Millipred® from the second quarter of 2020 through the third quarter of 2021 and is obligated to transfer cash generated by such sales to Avalo. In the third quarter of 2021, Avalo finalized its trade and distribution channel to allow it to control the third-party distribution and began managing Millipred® commercial operations at that time. The current transition services agreement allows Aytu to withhold cash of $2.0 million until September 30, 2022 and $1.0 million until December 2024. The Company received $2.2 million from Aytu in first quarter of 2022. As of September 30, 2022, the total receivable balance was approximately $1.8 million. As disclosed in its Annual Report on Form 10-K for the year ended June 30, 2022 (filed September 27, 2022), Aytu concluded that substantial doubt exists with respect to their ability to continue as a going concern within one year after the date that the financial statements were issued, or until September 2023. As such, the Company fully reserved for the $1.0 million due in December 2024 and recognized the related expense in cost of product sales for the nine months ended September 30, 2022. The remaining $0.8 million is included within other receivables and is contractually owed in the fourth quarter of 2022.

4. Net (Loss) Income Per Share

The Company computes earnings per share (“EPS”) using the two-class method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings.

The Company had only common stock outstanding during the three and nine months ended September 30, 2022 and three months ended September 30, 2021. The Company had two classes of stock outstanding during the nine months ended September 30, 2021; common stock and preferred stock. The preferred stock outstanding during the prior period converted to shares of common stock on an approximately 1-for-0.42 ratio (ratio adjusted for the reverse stock split) and had the same rights, preferences and privileges as the Company’s common stock other than it held no voting rights. In April 2021, Armistice Capital, LLC (“Armistice”), which is a significant stockholder of the Company and whose chief investment officer, Steven Boyd, and managing director, Keith Maher, served on Avalo’s Board until August 8, 2022, converted the then outstanding 1,257,143 shares of convertible preferred stock into 523,810 shares of Avalo’s common stock. Under the two-class method, the convertible preferred stock was considered a separate class of stock until the time it was converted to common shares for EPS purposes. Therefore, basic and diluted EPS is provided below for common stock for the three and nine months ended September 30, 2022 and three months ended September 30, 2021, and both common stock and preferred stock for the nine months ended September 30, 2021.

EPS for common stock and EPS for preferred stock is computed by dividing the sum of distributed earnings and undistributed earnings for each class of stock by the weighted average number of shares outstanding for each class of stock for the period. In applying the two-class method, undistributed earnings are allocated to common stock and preferred stock based on the weighted average shares outstanding during the period, which assumed the convertible preferred stock had been converted to common stock. The weighted average number of common shares outstanding as of September 30, 2022 and 2021 include the weighted average effect of the pre-funded warrants issued in connection with the underwritten public offering that closed in January 2021, the exercise of which requires nominal consideration for the delivery of the shares of common stock (refer to Note 10 for more information).

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

The following tables set forth the computation of basic and diluted net (loss) income per share of common stock for the three and nine months ended September 30, 2022 and three months ended September 30, 2021, and common stock and preferred stock for the nine months ended September 30, 2021 (in thousands, except share and per share amounts):

Three Months Ended
September 30, 2022
Common stock
Basic income per share:
Net income	$3,192
Weighted average shares	9,413,466
Basic net income per share	$0.34

Diluted income per share:
Net income	$3,192
Weighted average shares - basic	9,413,466
Effect of dilutive securities:
Potentially dilutive shares	166
Weighted average shares - diluted	9,413,632
Diluted net income per share	$0.34

Nine Months Ended
September 30, 2022
Common stock
Net loss	$(31,846)
Weighted average shares	9,404,679
Basic and diluted net loss per share	$(3.39)

	Three Months Ended
	September 30, 2021
	Common stock
	Continuing Operations	Discontinued Operations
Allocation of undistributed net (loss) income	$(17,471)	$76
Weighted average shares	8,374,200	8,374,200
Basic and diluted net (loss) income per share	$(2.09)	$0.01

	Nine Months Ended
	September 30, 2021
	Common stock		Preferred stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Allocation of undistributed net (loss) income	$(63,602)	$37	$(1,616)	$1
Weighted average shares	7,927,152	7,927,152	483,517	483,517
Basic and diluted net (loss) income per share	$(8.02)	$0.00	$(3.34)	$0.00

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the three and nine months ended September 30, 2022 and 2021, as they could have been anti-dilutive:

	Three and Nine Months Ended
	September 30,
	2022	2021
Stock options	1,260,906	1,122,785
Warrants on common stock[1]	366,990	367,186
Restricted Stock Units	—	6,493
1 The weighted average number of common shares outstanding as of September 30, 2021 included the weighted average effect of the 139,747 pre-funded warrants issued in connection with the underwritten public offering that closed in January 2021 because the exercise of such warrants requires only nominal consideration ($0.012 per share exercise price for each pre-funded warrant). During 2021, the holder exercised 25,740 of the pre-funded warrants. As of September 30, 2022, the weighted average number of common shares outstanding included the weighted average effect of the remaining 114,007 pre-funded warrants outstanding. These pre-funded warrants are not included in the table above.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

September 30, 2022
Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$16,079	$—	$—

December 31, 2021
Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$54,010	$—	$—

*Investments in money market funds are reflected in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

As of September 30, 2022 and December 31, 2021, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities, and long-term debt. The carrying amounts reported in the accompanying condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts. The estimated fair value of the Company’s debt approximates its carrying value as of September 30, 2022 and is in Level Two of the fair value hierarchy (refer to Note 9 for more information).

No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2022 and 2021. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2022 and 2021.

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

The weighted average remaining term of the operating leases at September 30, 2022 was 5.8 years.

Supplemental balance sheet information related to the leased properties include (in thousands):

	As of
	September 30, 2022	December 31, 2021
Property and equipment, net	$1,813	$2,001

Accrued expenses and other current liabilities	$526	$485
Other long-term liabilities	1,791	2,018
Total operating lease liabilities	$2,317	$2,503

The operating lease right-of-use (ROU) assets are included in property and equipment, net and the lease liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in our condensed consolidated balance sheets. The Company utilized a weighted average discount rate of 9.2% to determine the present value of the lease payments.

The components of lease expense for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost*	$134	$97	$373	$287
*Includes short-term leases, which are immaterial.

The following table shows a maturity analysis of the operating lease liabilities as of September 30, 2022 (in thousands):

Undiscounted Cash Flows
October 1, 2022 through December 31, 2022	$130
2023	528
2024	537
2025	547
2026	557
2027	258
Thereafter	426
Total lease payments	$2,983
Less implied interest	(666)
Total	$2,317

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Research and development	$7,094	$8,221
Compensation and benefits	2,972	4,310
Selling, general and administrative	903	1,386
Commercial operations	1,798	1,733
Royalty payment	399	375
Lease liability, current	526	485
Other	4	9
Total accrued expenses and other current liabilities	$13,696	$16,519

8. Cost Reduction Plan

In the first quarter of 2022, the Board approved a cost reduction plan to enable the Company to execute its strategy of prioritizing the development of its most promising programs (the “Plan”). As part of the Plan, the Company announced plans to wind down internal development efforts of AVTX-006 and pause development efforts of AVTX-802. Accordingly, a reduction in workforce plan was approved to reduce headcount and related expenses. The reduction in workforce plan, which was considered a one-time termination benefit, was completed in the second quarter of 2022.

The one-time termination benefits mainly relate to severance payments to separated employees. As a result, the Company recognized $1.5 million of expense during the first quarter of 2022, of which $0.7 million was recognized in research and development expense, and $0.8 million was recognized in selling, general and administrative expense.

Of the $1.5 million initial liability recognized in the first quarter of 2022, $1.2 million was paid in the nine months ended September 30, 2022. The remaining severance liability will be paid over the next two to six months as dictated in each separation agreement. Additionally, $0.4 million of stock-based compensation expense was recognized in the first quarter of 2022 related to the Plan, which was mainly related to accelerated vesting of certain separated employees’ stock options.

In addition, previously and separately, during the first quarter of 2022, the Company separated certain section 16 executive officers. Each of the former executives are entitled to the benefits provided in their respective separation agreements, which include severance payments to be paid over twelve to eighteen months. As a result, the Company recognized $1.7 million expense for the nine months ended September 30, 2022 within selling, general and administrative expenses. Additionally, the Company accelerated the vesting of certain outstanding stock options and extended the exercisability periods, which resulted in $3.9 million of compensation cost recognized in first quarter of 2022. Refer to Note 11 for information regarding stock compensation expense related to separations entered into in the first quarter of 2022.

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

In June 2022, the Company, as collectively agreed upon with the Lenders, prepaid $15.0 million to the Lenders, of which $14.8 million was applied to principal and the remainder applied to accrued interest. As of September 30, 2022, the outstanding notes payable balance was $21.2 million, inclusive of the final payment fee. Avalo intends to consider additional prepayments prior to principal loan amounts coming due, if collectively agreed upon with the Lenders.

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

Each advance of the loan is secured by a lien on substantially all of the assets of the Company, other than Intellectual Property and Excluded Collateral (in each case as defined in the Loan Agreement), and contains customary covenants and representations, including a financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries.

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

The effective interest rate of the Notes, including the accretion of the final payment, was 18.7% as of September 30, 2022.

Balance sheet information related to the note payable for the Notes is as follows (in thousands):

	As of
	September 30, 2022	December 31, 2021	Maturity
Initial Note	12,139	20,600	January 2025
Second Note	6,070	10,300	February 2025
Third Note	3,035	5,150	April 2025
Notes payable, gross[1]	21,244	36,050
Less: Unamortized debt discount and issuance costs	2,178	3,217
Carrying value of notes payable	19,066	32,833
Less: Current portion	2,564	—
Carrying value of notes payable, non-current	16,502	32,833

1 Balance includes $1.1 million final payment fee for the Notes, which represents 3% of the original principal loan amount.

As of September 30, 2022, the estimated future principal payments due on the Notes were as follows (in thousands):

As of September 30, 2022
2022	$—
2023	5,930
2024	13,463
2025	1,851
Total principal payments[1]	$21,244

1 Balance includes $1.1 million final payment fee, which represents 3% of the original principal loan amount.

10. Capital Structure

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock, common stock and preferred stock. At September 30, 2022, the total number of shares of capital stock the Company was authorized to issue was 205,000,000 of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

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

Nantahala also purchased the pre-funded warrants to purchase up to an aggregate of 139,747 shares of common stock at a purchase price of $31.188, which represents the per share public offering price for the common stock less the $0.012 per share exercise price for each pre-funded warrant. During 2021, the holder exercised 25,740 of the pre-funded warrants. As of September 30, 2022, 114,007 pre-funded warrants were outstanding.

Common Stock Warrants

At September 30, 2022, the following common stock warrants were outstanding:

Number of common shares	Exercise price	Expiration
underlying warrants	per share	date
333,334	$150.00	June 2024
114,007	$0.012	—
33,656	$31.20	June 2031
480,997

11. Stock-Based Compensation

2016 Equity Incentive Plan

In April 2016, our board of directors adopted the 2016 Equity Incentive Plan, which was approved by our stockholders in May 2016 and which was subsequently amended and restated in May 2018 and August 2019 with the approval of our board of directors and our stockholders (the “2016 Third Amended Plan”). During the term of the 2016 Third Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year ending on (and including) January 1, 2026, by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. On January 1, 2022, pursuant to the terms of the 2016 Third Amended and Restated Plan, an additional 375,981 shares were made available for issuance. As of September 30, 2022, there were 361,892 shares available for future issuance under the 2016 Third Amended Plan. In October 2022, the Company granted 225,000 options to its employees that vest on the first anniversary of the grant date.

Option grants expire after ten years. Employee options typically vest over four years. Employees typically receive a new hire option grant, as well as an annual grant in the first or second quarter of each year. In addition, in the first quarter of 2022, employees were also granted options that vest on the first anniversary of the grant date. Options granted to directors typically vest either immediately or over a period of one or three years. Directors may elect to receive stock options in lieu of board compensation, which vest immediately. For stock options granted to employees and non-employee directors, the estimated grant date fair market value of the Company’s stock-based awards is amortized ratably over the individuals’ service periods, which is the period in which the awards vest. Stock-based compensation expense includes expense related to stock options, restricted stock units and employee stock purchase plan shares. The amount of stock-based compensation expense recognized for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$279	$480	$931	$1,244
Selling, general and administrative	452	1,278	5,780	5,036
Total stock-based compensation	$731	$1,758	$6,711	$6,280

As a result of separation agreements that the Company entered into in the first quarter of 2022 and in accordance with the terms of the pre-existing employment agreements, the Company accelerated the vesting of certain separated employees’ stock options and modified certain awards to extend the exercisability periods. As a result, the Company recognized $4.3 million of compensation cost in the first quarter of 2022, all of which was recognized in selling, general and administrative expense. There was no additional expense related to the modifications in the three months ended September 30, 2022.

Stock options with service-based vesting conditions

The Company has granted options that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. A summary of option activity for the nine months ended September 30, 2022 is as follows:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Balance at December 31, 2021	1,054,277	$44.26	$27.45	8.1
Granted	447,022	$9.19	$6.59
Forfeited	(262,852)	$30.14	$20.14
Expired	(60,876)	$53.48	$35.76
Balance at September 30, 2022	1,177,571	$33.62	$20.72	6.4
Exercisable at September 30, 2022	713,994	$44.28	$26.55	4.7

In March 2022, the Company granted 0.3 million options with service-based vesting conditions to its employees as part of its annual stock option award that vest over four years. In March 2022, the Company granted 0.1 million options to its employees that vest on the first anniversary of the grant date. As a result of the reduction of workforce plan, 0.1 million options were forfeited in the first quarter of 2022, and 0.2 million options were forfeited as a result of other terminations during the nine months ended September 30, 2022. In October 2022, the Company granted 0.2 million options to its employees that vest on the first anniversary of the grant date.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. As of September 30, 2022, the aggregate intrinsic value of options outstanding was zero. There were 349,405 options that vested during the nine months ended September 30, 2022 with a weighted average exercise price of $39.76 per share, which included the acceleration of vesting of certain options in accordance with the separation agreements entered into in the first quarter of 2022. The total grant date fair value of shares which vested during the nine months ended September 30, 2022 was $9.0 million.

The Company recognized stock-based compensation expense of $0.7 million and $6.6 million related to stock options with service-based vesting conditions for the three and nine months ended September 30, 2022, respectively. At September 30, 2022, there was $4.8 million of total unrecognized compensation cost related to unvested service-based vesting condition awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.2 years.

Stock-based compensation assumptions

The following table shows the assumptions used to compute stock-based compensation expense for stock options with service-based vesting conditions granted under the Black-Scholes valuation model for the nine months ended September 30, 2022:

Service-based options
Expected term of option (in years)	5 - 6.25
Expected stock price volatility	84.0% - 93.5%
Risk-free interest rate	1.50% - 4.06%
Expected annual dividend yield	0%

Stock options with market-based vesting conditions

As of September 30, 2022, there were 0.1 million exercisable stock options that contained market-based vesting conditions (that had been previously satisfied). The options have a weighted average share price per share of $39.53 and a weighted average remaining contractual term of 1.7 years. There were no stock options with market-based vesting conditions granted, exercised, or forfeited for the nine months ended September 30, 2022.

Restricted Stock Units

The Company measures the fair value of the restricted stock units using the stock price on the date of the grant. The restricted shares typically vest annually over a four-year period beginning on the first anniversary of the award. As of September 30, 2022, there were no unvested restricted stock units outstanding. During the nine months ended September 30, 2022, 937 restricted stock units vested and had a weighted average grant date fair value of $54.00 per unit.

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

The Company initially reserved and authorized up to 41,667 shares of common stock for issuance under the ESPP. On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP automatically increases by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, and (ii) 41,667 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. The number of shares were increased by 41,667 on January 1, 2022. As of September 30, 2022, 181,028 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $33,000 and $117,000 for the three and nine months ended September 30, 2022, respectively.

12. Income Taxes

The Company recognized minimal income tax expense for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021 due to the significant valuation allowance against the Company’s deferred tax assets and the current and prior period losses. The Company recognized an income tax benefit of $0.2 million for the nine months ended September 30, 2021 due to the receipt of its refund claim related to the tax year 2017. The tax benefit recognized for the nine months ended September 30, 2020 was a result of a tax law change signed into law as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which allowed the Company to carry back certain losses for taxes paid in fiscal year 2017 and thus resulted in a refund claim. The 2021 income tax benefit was a result of the updated estimate of interest receivable and abatement of penalties on the refund claim, as the final refund payment was received from the Internal Revenue Service in the second quarter of 2021.

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

Deerfield Guarantee

As consideration of the sale of the rights to the Company’s rights, title and interest in assets relating to certain commercialized products to Aytu in 2019, Aytu assumed our financial obligations to Deerfield CSF, LLC (“Deerfield”), which currently includes the remaining contingent consideration of future royalties on the divested products. In conjunction with the closing of the transaction in 2019, the Company entered into an agreement, which guarantees the payment of the assumed liabilities to Deerfield (the “Guarantee”). Aytu publicly reported that it had entered into a Waiver, Release and Consent in June 2021, pursuant to which it paid a portion of the contingent consideration early and agreed to pay the remaining fixed obligations of $3.0 million in six equal quarterly payments of $0.5 million commencing September 30, 2021. As reported in Aytu’s Annual Report on Form 10-K for the year ended June 30, 2022, the fixed payment arrangement was $1.0 million.

Avalo is required to make a payment under the Guarantee upon demand by Deerfield if all or any part of the fixed payments are not paid by Aytu when due or upon breach of a covenant. In accordance with the Waiver, Release and Consent, as of September 30, 2022, the Company estimates Aytu has one quarterly payment of $0.5 million remaining, which represents Avalo’s estimated maximum potential future payments under the Guarantee. The Company concluded that the expected credit loss of the Guarantee was de minimis as of September 30, 2022, based on considerations of Aytu’s ability to meet its current financial commitments including recent financings, cash position, operating cash flows and trends.

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

No expense related to the KKC License Agreement was recognized in the nine months ended September 30, 2022. The Company recognized the upfront license fee of $10.0 million within research and development expenses in the nine months ended September 30, 2021. There has been no cumulative expense recognized as of September 30, 2022 related to the milestones under this license agreement. The Company will continue to monitor the milestones at each reporting period.

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

No expense related to this license agreement was recognized in the nine months ended September 30, 2022. There has been $0.5 million of cumulative expense recognized as of September 30, 2022 related to the milestones under this license agreement, which was recognized in the nine months ended September 30, 2021. The Company will continue to monitor the remaining milestones at each reporting period.

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

No expense related to the Sanford Burnham Prebys License Agreement was recognized in the nine months ended September 30, 2022. The Company recognized the upfront license fee of $0.4 million within research and development expenses and the upfront patent expense of $0.5 million within selling, general and administrative expenses in the nine months ended September 30, 2021. There has been no cumulative expense recognized as of September 30, 2022 related to the milestones under the Sanford Burnham Prebys License Agreement. The Company will continue to monitor the milestones at each reporting period.

Possible Future Milestone Proceeds for Out-Licensed Compounds

AVTX-301 Out-License

On May 28, 2021, the Company out-licensed its rights in respect of its non-core asset, AVTX-301, to Alto Neuroscience, Inc. (“Alto”). The Company initially in-licensed the compound from an affiliate of Merck & Co., Inc. (“Merck”) in 2013.

Under the out-license agreement, the Company received a mid-six digit upfront payment from Alto. The Company is also eligible to receive up to $18.6 million based on the achievement of specified development, regulatory and commercial sale milestones (net of the payments due to Merck pursuant to the original license agreement, which Alto is responsible for). Additionally, the Company is entitled to a less than single digit percentage royalty based on annual net sales. Alto is fully responsible for the development and commercialization of the program.

Avalo recognized the upfront fee as license revenue in the nine months ended September 30, 2021. The Company has not recognized any milestones as of September 30, 2022.

AVTX-406 License Assignment

On June 9, 2021, the Company assigned its rights, title, interest, and obligations under an in-license covering its non-core asset, AVTX-406, to ES Therapeutics, LLC (“ES”), an affiliate of Armistice. The transaction with ES was approved in accordance with Avalo’s related party transaction policy. The Company initially in-licensed the compound from Merck in 2013.

Under the assignment agreement, the Company received a low-six digit upfront payment from ES. The Company is also eligible to receive up to $6.0 million based on the achievement of specified development and regulatory milestones. Upon commercialization, the Company is eligible to receive sales-based milestone payments aggregating up to $20.0 million tied to annual net sales targets. ES is fully responsible for the development and commercialization of the program. Avalo is no longer responsible for future milestones or royalties under the original license with Merck.

Avalo recognized the upfront fee as license revenue in the nine months ended September 30, 2021. The Company has not recognized any milestones as of September 30, 2022.

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

The first milestone was the enrollment of a patient in a Phase 2 study related to AVTX-002 (for treatment of pediatric onset Crohn’s disease), AVTX-006 (for treatment of any indication) or AVTX-007 (for treatment of any indication) prior to February 3, 2022, which would have resulted in a milestone payment of $2.0 million. The Company did not meet the first milestone prior to February 3, 2022. Therefore, no contingent consideration related to this milestone was recognized as of September 30, 2022 and no future contingent consideration will be recognized.

The second milestone is the receipt of NDA approval for either AVTX-006 or AVTX-007 from the FDA on or prior to February 3, 2025. If this milestone is met, the Company is required to make a milestone payment of $4.5 million. The contingent consideration related to the second development milestone will be recognized if and when such milestone is probable and can be reasonably estimated. No contingent consideration related to the development milestone has been recognized as of September 30, 2022. The Company will continue to monitor the second development milestone at each reporting period.

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

Avalo assumed this Royalty Agreement upon closing of the Aevi Merger and it is recorded as a royalty obligation within the Company's accompanying condensed consolidated balance sheet as of September 30, 2022. Because there is a significant related party relationship between the Company and the Investors, the Company has treated its obligation to make royalty payments under the Royalty Agreement as an implicit obligation to repay the funds advanced by the Investors. As the Company makes royalty payments in accordance with the Royalty Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which will result in a corresponding increase in the liability balance.

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

The first and second milestones were marketing approval of the first and second product, respectively, by the FDA on or prior to December 31, 2021, which would have resulted in milestone payments of $6.0 million and $5.0 million, respectively. The Company did not meet the first or second milestone as of December 31, 2021. As a result, no contingent consideration related to these milestones was recognized as of September 30, 2022 and no future contingent consideration will be recognized.

The third milestone is the marketing approval of a protide molecule by the FDA on or prior to December 31, 2023. If this milestone is met, the Company is required to make a milestone payment of $4.0 million. The contingent consideration related to the third development milestone will be recognized if and when such milestone is probable and can be reasonably estimated. No contingent consideration related to the third development milestone has been recognized as of September 30, 2022. The Company will continue to monitor the third development milestone at each reporting period.

14. Subsequent Events

On November 4, 2022, Avalo entered into an agreement to sell its economic rights to future payments for previously out-licensed assets including AVTX-007, AVTX-501, and AVTX-611 to ES Therapeutics, LLC (“ES”), an affiliate of Armistice, in exchange for $5.0 million, payable upon closing (the “ES Transaction”). The ES Transaction is expected to close in November 2022. The ES Transaction was approved in accordance with Avalo’s related party transaction policy. The Company will evaluate the accounting impact of the transaction in the fourth quarter of 2022.

Upon closing of the ES Transaction, the Company will no longer be entitled to receive the possible future milestones and royalties related to AVTX-007, AVTX-501 and AVTX-611, as discussed further below:

AVTX-007

On July 29, 2022, Avalo entered into a license agreement with Apollo pursuant to which the Company granted Apollo a worldwide, exclusive license to research, develop, manufacture and commercialize AVTX-007. Upon closing of the ES Transaction, the future economic rights to milestones and royalties for AVTX-007 under the Apollo License Agreement will be transferred to ES.

The program was originally licensed to Avalo from MedImmune Limited, a subsidiary of AstraZeneca plc (“MedImmune”), and such license was transferred to Apollo. Avalo is not responsible for future milestone or royalties under the original license with MedImmune.

AVTX-501

In 2017, Avalo sold its worldwide rights to AVTX-501 to Janssen Pharmaceuticals, Inc. Upon closing of the ES Transaction, the future economic rights to milestones for AVTX-501 will be transferred to ES.

The Company had initially in-licensed the compound from Eli Lilly Company (“Lilly”). Avalo is not responsible for future milestones or royalties under the original license with Lilly.

AVTX-611

In 2019, Avalo assigned its rights, title, interest and obligations under an in-license covering its non-core asset, AVTX-611, to ES. Upon closing of the ES Transaction, Avalo will waive all rights, including payments due to the Company from ES, under the original license agreement.

Avalo initially in-licensed the compound from Lilly. Avalo is not responsible for future milestones or royalties under the original license with Lilly.

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

Overview

Avalo Therapeutics, Inc. (the “Company” or “Avalo” or “we”) is a clinical stage biotechnology company focused on the treatment of immune dysregulation by developing therapies that target the LIGHT network.

LIGHT (Lymphotoxin-like, exhibits Inducible expression, and competes with HSV Glycoprotein D for Herpesvirus Entry Mediator (“HVEM”), a receptor expressed by T lymphocytes; also referred to as TNFSF14) is an immunoregulatory cytokine. LIGHT and its signaling receptors, HVEM (TNFRSF14), and lymphotoxin β receptor (TNFRSF3), form an immune regulatory network with two co-receptors of herpesvirus entry mediator, checkpoint inhibitor B and T Lymphocyte Attenuator (“BTLA”), and CD160 (collectively, the “LIGHT-signaling network” or the “LIGHT network”). Accumulating evidence points to the dysregulation of the LIGHT network as a disease-driving mechanism in autoimmune and inflammatory reactions in barrier organs. Therefore, we believe reducing LIGHT levels can moderate immune dysregulation in many acute and chronic inflammatory disorders.

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

Recent Developments

In the third quarter of 2022, we were focused on progressing our pipeline programs forward to meaningful data readouts, notably AVTX-002 for the treatment of non-eosinophilic asthma (“NEA”). We remain on track to deliver topline data in the first half of 2023 from our Phase 2 PEAK (A Phase 2, Randomized, Double-Blind, Placebo-Controlled, Parallel Group Study to Evaluate the Safety and Efficacy of AVTX-002 for the treatment of Poorly Controlled Non-Eosinophilic Asthma K) trial.

In August 2022, we narrowed our focus to dysregulated inflammation specifically as it relates to the LIGHT-signaling network. LIGHT (TNFSF14) has emerged as an important modulator of critical innate and adaptive immune responses. LIGHT and its signaling receptors, herpesvirus entry mediator (TNFRSF14), and lymphotoxin β receptor, form an immune regulatory network with two co-receptors of herpesvirus entry mediator, checkpoint inhibitor BTLA, and CD160. There is increasing evidence that the dysregulation of the LIGHT-signaling network is a disease-driving mechanism in autoimmune and inflammatory reactions in barrier organs, including COVID-19 acute respiratory distress syndrome and inflammatory bowel diseases. We have two drug candidates that modulate the LIGHT-signaling network, AVTX-002, an anti-LIGHT monoclonal antibody (“mAb”) in Phase 2, and AVTX-008, a BTLA agonist fusion protein in lead optimization.

In August 2022, we announced that AVTX-008, which we in-licensed in 2021 from Sanford Burnham Prebys Medical Discovery Institute as a portfolio of patents covering an immune checkpoint program, is a BTLA agonist fusion protein. We also announced that AVTX-008 has now entered IND-enabling studies. We added AVTX-008 to our product development pipeline milestone chart as a result of reaching the IND-enabling phase and our recent change in focus to the LIGHT-signaling network. We are targeting IND submission in 2024.

We are proceeding with the AVTX-803 LADDER (A Phase 3, Randomized, Double-Blind, Two-Period, Crossover, Withdrawal Study to Assess the Efficacy and Safety of AVTX-803 in Subjects with Leukocyte Adhesion Deficiency Type II (LADD) (ER)) trial and remain on track to deliver pivotal data in the first half of 2023. We will continue to consider strategic alternatives for AVTX-803, as well as AVTX-801 and AVTX-802.

On November 4, 2022, Avalo entered into an agreement to sell its economic rights to future payments for previously out-licensed assets including AVTX-007, AVTX-501, and AVTX-611 to ES Therapeutics, LLC (“ES”), an affiliate of Armistice, in exchange for $5.0 million payable upon closing (the “ES Transaction”). The ES Transaction is expected to close in November 2022. The ES Transaction was approved in accordance with Avalo’s related party transaction policy. Refer to Note 14 of the condensed consolidated financial statements for additional information.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

Product Revenue, Net

Net product revenue was $0.4 million for the three months ended September 30, 2022, compared to $1.4 million for the three months ended September 30, 2021. The decrease was mainly attributable to a decrease in units sold, which may have been caused by disruptions to the sales channel as a result of the transition of commercial operations from Aytu BioScience, Inc. (“Aytu”) to Avalo in the second half of 2021. The Company is uncertain whether these potential disruptions will be temporary or have a permanent impact on future sales.

License Revenue

In the third quarter of 2022, Avalo granted a worldwide, exclusive license to Apollo Therapeutics Group Limited (“Apollo”) to research, develop, manufacture and commercialize AVTX-007, Avalo’s anti-IL-18 mAb. The Company recognized $14.5 million of license revenue for the three months ended September 30, 2022 related to the receipt of upfront fees pursuant to the license.

Cost of Product Sales

Cost of product sales were $0.5 million for the three months ended September 30, 2022, compared to $0.9 million for the same period in 2021. The decrease was mainly attributable to a decrease in units sold, as discussed above.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021
Preclinical expenses	$479	$1,485
Clinical expenses	3,003	2,658
CMC expenses	1,687	3,366
Internal expenses:
Salaries, benefits and related costs	1,533	2,499
Stock-based compensation expense	279	480
Other	61	63
	$7,042	$10,551

Research and development expenses decreased $3.5 million for the three months ended September 30, 2022, compared to the same period in 2021.

Notably, chemistry, manufacturing, and controls (“CMC”) and preclinical expenses decreased $1.7 million and $1.0 million, respectively. CMC expenses decreased largely due to the increased manufacturing activities to support clinical development in the third quarter of 2021 that did not repeat in the third quarter of 2022. Preclinical expenses decreased due to non-clinical activities and biomarker studies in the third quarter of 2021 that did not repeat in the third quarter of 2022. Clinical expenses increased $0.3 million, which was driven by increased clinical trial activities for the AVTX-002 PEAK study partially offset by fewer clinical trials overall in the current period as a result of the out-license of AVTX-007 and de-prioritization of certain programs in 2022.

Additionally, salaries, benefits and related costs decreased $1.0 million due to the reduction in headcount implemented in the first quarter of 2022 and cost savings initiatives.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021
Salaries, benefits and related costs	$839	$1,434
Legal, consulting and other professional expenses	1,687	2,425
Stock-based compensation expense	452	1,279
Advertising and marketing expense	6	482
Other	300	306
	$3,284	$5,926

Selling, general and administrative expenses decreased $2.6 million for the three months ended September 30, 2022 compared to the same period in 2021 due to decreased headcount and cost savings initiatives. Notably, non-cash stock-based compensation expense and salaries, benefits, and related costs decreased $0.8 million and $0.6 million, respectively, as a result of decreased headcount. Legal, consulting and other professional expenses decreased $0.7 million due to reduced recruiting, information technology services and legal expenses as a result of cost savings initiatives.

We expect selling, general and administrative expenses to continue to decrease as compared to historical periods prior to the reduction in headcount and other cost savings initiatives implemented in the first quarter of 2022.

Amortization Expense

The following table summarizes our amortization expense for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
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

Other Expense, Net

The following table summarizes our other expense, net for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021
Other expense, net	—	(15)
Interest expense, net	(898)	(985)
	$(898)	$(1,000)

Other expense, net was mainly comprised of interest expense related to the venture loan and security agreement for the three months ended September 30, 2022. In June 2022, the Company made a partial prepayment of $15.0 million under the venture loan and security agreement, of which $14.8 million was applied to principal, which drove the $0.1 million decrease in interest expense compared to the prior period.

We expect interest expense to decrease as compared to prior periods as a result of the lower outstanding principal balance.

Income Tax Expense

The following table summarizes our income tax expense for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021
Income tax expense	$5	$8

The Company recognized minimal income tax expense for both the three months ended September 30, 2022 and 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Product Revenue, Net

Net product revenue was $2.6 million for the nine months ended September 30, 2022, compared to $4.6 million for the nine months ended September 30, 2021. The decrease was mainly attributable to a decrease in units sold, which may have been caused by disruptions to the sales channel as a result of the transition of commercial operations from Aytu to Avalo in the second half of 2021. The Company is uncertain whether these potential disruptions will be temporary or have a permanent impact on future sales.

License Revenue

Avalo recognized $14.5 million of license revenue for the nine months ended September 30, 2022 compared to $0.6 million of license revenue for the prior period. The license revenue recognized in the current period related to receipt of upfront fees pursuant to the out-license of AVTX-007 to Apollo. The license revenue in the prior period related to upfront fees received pursuant to the out-license and assignment of the rights to its non-core neurology pipeline assets, AVTX-301 and AVTX-406, respectively.

Cost of Product Sales

Cost of product sales were $2.8 million for the nine months ended September 30, 2022, compared to $1.1 million for the same period in 2021. In the second quarter of 2022, we fully reserved the $1.0 million receivable due from Aytu in December 2024 pursuant to the transition service agreement, given Aytu disclosed in their Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 that substantial doubt existed with respect to their ability to continue as a going concern within one year after the date the financial statements were issued, or May 2023. We recognized the expense in the cost of product sales for the nine months ended September 30, 2022. Aytu most recently disclosed in their Annual Report on Form 10-K for the year ended June 30, 2022, that it does not have sufficient cash to cover its cash needs for the following twelve months following the filing of its Annual Report on Form 10-K, or until September 2023.

The remainder of the increase from the prior period was mainly driven by the fifty percent net profit share with the supplier, which began on July 1, 2021.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Preclinical expenses	$2,047	$5,829
Clinical expenses	9,037	10,558
CMC expenses	6,800	13,005
License and milestone expenses	—	10,900
Internal expenses:
Salaries, benefits and related costs	6,093	6,595
Stock-based compensation expense	931	1,244
Other	228	194
	$25,136	$48,325

Research and development expenses decreased $23.2 million for the nine months ended September 30, 2022 compared to the same period in 2021. In the first quarter of 2021, the Company recognized a $10.0 million upfront license fee related to the expanded indication license agreement for AVTX-002 with Kyowa Kirin Co., Ltd. (“KKC”), which did not repeat in the current period.

The remaining $13.2 million decrease was primarily driven by a decrease in CMC, preclinical and clinical expenses. CMC expenses decreased $6.2 million due to the timing of raw material purchases and increased manufacturing activities in the prior period that did not repeat in the nine months ended September 30, 2022. Preclinical expenses decreased $3.8 million primarily due to non-clinical activities and biomarker studies in the in the prior period that did not repeat in the nine months ended September 30, 2022. Clinical expenses decreased $1.5 million due to fewer clinical trials ongoing in the current period as a result of certain programs being paused or wound down in 2022 and the out-license of AVTX-007. However, these decreases were partially offset by increased clinical activities related to the AVTX-002 PEAK study.

Salaries, benefits and related costs decreased $0.5 million compared to the same period in 2021. The decrease was primarily driven by decreased headcount and cost savings initiatives implemented in 2022.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Salaries, benefits and related costs	$5,435	$3,842
Legal, consulting and other professional expenses	5,484	7,703
Stock-based compensation expense	5,780	5,036
Advertising and marketing expense	64	1,044
Other	989	1,052
	$17,752	$18,677

Selling, general and administrative expenses decreased $0.9 million for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily driven by a $2.2 million decrease in legal, consulting and other professional expenses and a $1.0 million decrease in advertising and marketing expenses. These decreases were driven by reduced recruiting, information technology services, legal and consulting expenses as a result of cost savings initiatives.

Salaries, benefits and related costs and stock-based compensation expense increased $1.6 million and $0.7 million, respectively, as a result of severance expense and modifications of separated employee’s stock options recognized in the nine months ended September 30, 2022. Such increases were partially offset by overall decreased headcount in the current period.

We expect selling, general and administrative expenses to continue to decrease as compared to historical periods prior to the reduction in headcount and other cost savings initiatives implemented in the first quarter of 2022.

Amortization Expense

The following table summarizes our amortization expense for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Amortization of intangible assets	$38	$1,281

Avalo’s acquired assembled workforce and acquired product marketing rights were fully amortized in the first quarter of 2022 and fourth quarter of 2021, respectively, thus driving the $1.2 million decrease as compared to the prior period. We expect amortization expense to decrease as compared to historical periods given the intangible assets are fully amortized.

Other Expense, Net

The following table summarizes our other expense, net for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Other expense, net	(20)	(20)
Interest expense, net	(3,221)	(1,207)
	$(3,241)	$(1,227)

Other expense, net was comprised of interest expense related to the venture loan and security agreement for the nine months ended September 30, 2022 and 2021. Avalo entered into the loan agreement in June 2021 and therefore only recognized a partial period of interest expense in the prior period, which drove the increase for the nine months ended September 30, 2022.

In June 2022, the Company made a partial prepayment of $15.0 million under the venture loan and security agreement, of which $14.8 million was applied to principal. Therefore, we expect interest expense to decrease as compared to prior periods.

Income Tax Expense (Benefit)

The following table summarizes our income tax expense for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Income tax expense (benefit)	$20	$(180)

The Company recognized minimal income tax expense for the nine months ended September 30, 2022 compared to an income tax benefit of $0.2 million for the nine months ended September 30, 2021. The income tax benefit in the prior period was a result of the updated estimate of interest receivable and abatement of penalties on the refund claim, as the final refund payment was received from the Internal Revenue Service in the second quarter of 2021.

Liquidity and Capital Resources

In order to meet its cash flow needs, the Company applies a disciplined decision-making methodology as it evaluates the optimal allocation of the Company’s resources between investing in the Company’s existing pipeline assets and acquisitions or in-licensing of new assets. As of September 30, 2022, Avalo had $16.9 million in cash and cash equivalents. For the nine months ended September 30, 2022, Avalo generated a net loss of $31.8 million and negative cash flows from operations of $22.8 million. As of September 30, 2022, Avalo had an accumulated deficit of $294.0 million.

In the second quarter of 2022, as collectively agreed upon with the Lenders (as defined below), the Company made a partial prepayment of $15.0 million ($14.8 million of which was applied to principal) on notes (the “Notes”) issued under its venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”) and Powerscourt Investments XXV, LP (“Powerscourt”, and together with Horizon, the “Lenders”). Avalo intends to consider additional prepayments prior to principal loan amounts coming due, if collectively agreed upon with the Lenders. As of September 30, 2022, the carrying value of the Notes (as defined in Note 9) was $19.1 million.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, losses are expected to continue as the Company continues to invest in its research and development pipeline assets. The Company will require additional financing to fund its operations and to continue to execute its business strategy within one year after the date the unaudited condensed consolidated financial statements included herein were issued. We anticipate that the cash and cash equivalents as of September 30, 2022 will not be sufficient for us to fund our product candidates through their next anticipated milestones, which include topline data from the AVTX-002 Phase 2 PEAK trial and pivotal data from the AVTX-803 LADDER trial, both expected in the first half of 2023. We will need to raise additional capital to reach these milestones. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate these conditions and to meet the Company’s capital requirements, management plans to use its current cash on hand along with some combination of the following: (i) dilutive and/or non-dilutive financings, (ii) out-licensing or strategic alliances/collaborations of its current pipeline assets, (iii) out-licensing or sale of its non-core assets, and (iv) federal and/or private grants. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. Subject to limited exceptions, the Loan Agreement prohibits the Company from incurring certain additional indebtedness, making certain asset dispositions, and entering into certain mergers, acquisitions or other business combination transactions without the prior consent of the Lenders. Additionally, the Loan Agreement contains certain covenants and certain other specified events that could result in an event of default, which if not cured or waived, could result in the immediate acceleration of all or a substantial portion of the outstanding Notes. As of the filing date of this Quarterly Report on Form 10-Q, the Company was not aware of any breach of covenants or occurrence of material adverse change, nor had it received any notice of event of default from the Lenders (refer to Note 9 of the condensed unaudited consolidated financial statements for more information).

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(22,811)	$(53,793)
Investing activities	(95)	(102)
Financing activities	(14,781)	106,686
Net (decrease) increase in cash and cash equivalents	$(37,687)	$52,791

Net cash used in operating activities

Net cash used in operating activities was $22.8 million for the nine months ended September 30, 2022, and consisted primarily of a net loss of $31.8 million and non-cash adjustments to reconcile net loss to net cash used in operating activities including stock-based compensation of $6.7 million and the full $1.0 million reserve on the Aytu receivable due December 2024. Additionally, changes in net assets increased by $0.1 million.

Net cash used in operating activities was $53.8 million for the nine months ended September 30, 2021, consisting of a net loss of $65.2 million. The decrease was partially offset by non-cash stock-based compensation of $6.3 million. Additionally, changes in net liabilities increased $3.5 million, mainly driven by a $2.6 million increase in accrued expenses. In April 2021, the Company paid the $10.0 million upfront license fee related to the expanded indication license agreement for AVTX-002 with KKC.

Net cash used in investing activities

Net cash used in investing activities, which primarily consisted of purchases of property and equipment, was minimal for the nine months ended September 30, 2022 and September 30, 2021.

Net cash used in financing activities

Net cash used in financing activities for the nine months ended September 30, 2022 consisted of the principal portion of the $15.0 million partial prepayment the Company made in the second quarter of 2022 under its the Loan Agreement.

Net cash provided by financing activities was $106.7 million for the nine months ended September 30, 2021 and consisted primarily of net proceeds of $104.9 million from equity and debt financings. Specifically, the Company received net proceeds of

$37.7 million from an underwritten public offering closed in January 2021, net proceeds of $32.9 million as part of the Loan Agreement entered into in the second quarter of 2021, and net proceeds of $29.0 million from an underwritten public offering that closed in September 2021.

Critical Accounting Policies, Estimates, and Assumptions

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP. In preparing the financial statements in conformity with GAAP, the Company makes estimates and assumptions that have an impact on assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, revenue recognition, cost of product sales, stock-based compensation, fair value measurements, cash flows used in management’s going concern assessment, income taxes, goodwill, and other intangible assets and clinical trial accruals. The Company believes, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 2, 2022. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2022.

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

Item 5. Other Information.

On November 4, 2022, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with ES Therapeutics, LLC (“ES”), pursuant to which the Company will (i) sell to ES all of the Company’s (a) rights to any milestone payments, under the Asset Purchase Agreement, dated August 14, 2017, by and between the Company and Janssen Pharmaceuticals, Inc. (relating to AVTX-501), and (b) any future milestone and royalty payments under the License Agreement, dated July 29, 2022, by and between Apollo AP43 Limited and the Company (relating to AVTX-007), and (ii) waive all rights, including all payments due to the Company from ES, under the Assignment of License Agreement, dated August 8, 2019 (relating to AVTX-611), by and among the Company, ES and Armistice Capital Master Fund Ltd (“Armistice”). ES is required to pay the Company $5.0 million for all such rights and the waiver upon closing of the transaction. The sale is expected to close in November 2022.

The Purchase Agreement contains customary representations and warranties and covenants of the Company and ES, including indemnification of ES by the Company up to the amount of the purchase price.

ES is an affiliate of Armistice. Armistice is a significant stockholder of the Company and whose chief investment officer, Steven Boyd, and managing director, Keith Maher, served on the Company’s board of directors until August 8, 2022. The Company’s board of directors approved the transaction in accordance with its related party transaction policy.

The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

10.1*+	License Agreement, dated July 29, 2022, by and between Apollo AP43 Limited and Avalo Therapeutics, Inc.

10.2	Waiver, dated August 11, 2022 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 11, 2022).

10.3*+	Purchase Agreement, dated November 4, 2022, by and between ES Therapeutics, LLC and Avalo Therapeutics, Inc.

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021; and (v) Notes to Unaudited Financial Statements.

104	Cover Page Interactive Data File, formatted in XBRL (included in Exhibit 101).

* Certain confidential portions and/or the schedules and attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) or 601(b)(10), as applicable, of Regulation S-K. The Company will furnish copies of the unredacted exhibit to the SEC upon request.
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

Avalo Therapeutics, Inc.

Date: November 7, 2022	/s/ Christopher Sullivan
Christopher Sullivan
Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer)