Form 10-K
period 2022-12-31
Avalo Therapeutics, Inc.
filed 2023-03-29
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant as of June 30, 2022 (which is the last business day of the registrant's most recently completed second fiscal quarter) based upon the closing market price of such stock on the Nasdaq Capital Market on that date was approximately $32.4 million. Shares of common stock held by each officer and directors and by each person known to be the registrant who owned 10% or more of the outstanding common stock have been excluded in that such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2023, there were 13,200,535 outstanding shares of the registrant’s common stock, par value $0.001 per share.

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

SUMMARY OF PRINCIPAL RISK FACTORS

This summary briefly states the principal risks and uncertainties facing our business that could affect our common stock, which are only a select portion of those risks. A more complete statement of those risks and uncertainties is set forth under Part I, Item 1A “Risk Factors” of this annual report. This summary is qualified in its entirety by that more complete statement. You should carefully read the entire “Risk Factors” section when considering the risks and uncertainties as part of your evaluation of our business and your investment in our company.

•We will need substantial additional capital for the continued development of our product candidates, including the development of our lead product candidate AVTX-002 for the treatment of non-eosinophilic asthma, and for our long-term operations, which might not be available to us on acceptable terms, or at all. Failure to obtain any necessary capital will force us to delay, limit or terminate our product development efforts or cease our operations.

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

•Under our loan agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Powerscourt Investments XXV, LP (the “Lenders”), the Lenders have broad discretion as to what qualifies as a Material Adverse Change (as defined in the Loan Agreement) that could cause the loan amounts due to be accelerated, thus exposing us to illiquidity. The limitations under our Loan Agreement may also restrict our operations or produce other adverse results.

•If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, including reaching favorable results in our Phase 2 PEAK Trial of AVTX-002, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

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

•We use third parties to manufacture all of our product candidates. This may increase the risk that we will not have sufficient quantities of our product candidates to conduct our clinical trials or for commercial production or whether we can acquire such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of clinical development and commercialization of our product candidates.

•If we are unable to obtain or maintain intellectual property rights to our product candidates, or if the scope of patent protection is not sufficiently broad, competitors could develop and commercialize products similar or identical to ours, and we might not be able to compete effectively in that market.

•If we breach the license and development agreements related to our product candidates, we could lose the ability to develop and commercialize our product candidates.

•If we fail to attract and keep management and other key personnel, as well as members of our board of directors, we may be unable to develop our product candidates or otherwise implement our business plan.

•The market price of our stock is volatile, and you could lose all or part of your investment.

•Armistice Capital Master Fund Ltd. (an affiliate of Armistice Capital, LLC and collectively “Armistice”) is our largest stockholder and has significant influence over us, and its interests may be different from or conflict with those of our other stockholders.

PART I

Item 1. Business.

Overview

Avalo Therapeutics, Inc. (the “Company”, “Avalo” or “we”) is a clinical stage biotechnology company focused on the treatment of immune dysregulation by developing therapies that target the LIGHT-signaling network.

LIGHT (Lymphotoxin-like, exhibits Inducible expression, and competes with HSV Glycoprotein D for Herpesvirus Entry Mediator (“HVEM”), a receptor expressed by T lymphocytes; also referred to as TNFSF14) is an immunoregulatory cytokine. LIGHT and its signaling receptors, HVEM (TNFRSF14), and lymphotoxin β receptor (TNFRSF3), form an immune regulatory network with two co-receptors of herpesvirus entry mediator, checkpoint inhibitor B and T Lymphocyte Attenuator (“BTLA”), and CD160 (collectively, the “LIGHT-signaling network” or the “LIGHT network”). Accumulating evidence points to the dysregulation of the LIGHT-signaling network as a disease-driving mechanism in autoimmune and inflammatory reactions in barrier organs. Therefore, we believe reducing LIGHT levels can moderate immune dysregulation in many acute and chronic inflammatory disorders.

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

Pipeline — Overview, Competition and Intellectual Property

The following chart summarizes key information about our pipeline and is followed by further detail for each program, including an overview, competition, licenses (if applicable), and market, data, and patent exclusivity/intellectual property:

Core Programs: Immune Dysregulation Disorders

AVTX-002: Anti-LIGHT monoclonal antibody for treatment of Non-Eosinophilic Asthma.

Overview: AVTX-002 is a fully human mAb, directed against human LIGHT. There is increasing evidence that the dysregulation of the LIGHT-signaling network which includes LIGHT, its receptor HVEM and LTβR and the downstream checkpoint BTLA, is a disease-driving mechanism in autoimmune and inflammatory reactions in barrier organs. Therefore, Avalo believes reducing LIGHT levels can moderate immune dysregulation in many acute and chronic inflammatory disorders.

Avalo is currently developing AVTX-002 for the treatment of non-eosinophilic asthma (“NEA”). Our Phase 2 PEAK Trial (A Phase 2, Randomized, Double-Blind, Placebo-Controlled, Parallel Group Study to Evaluate the Safety and Efficacy of AVTX-002 for the treatment of Poorly Controlled Non-Eosinophilic Asthma K) is fully enrolled and we expect to release topline data in the second quarter of 2023.

AVTX-002 previously demonstrated proof-of-concept in COVID-19 acute respiratory distress syndrome (“ARDS”) including reduction in mortality and respiratory failure. AVTX-002 also showed clinically meaningful mucosal healing in a Phase 1b study in Crohn’s Disease. Avalo will assess the next stage of development for these indications, as well as potentially other acute and inflammatory disorders, upon or close to the data readout of the PEAK Trial in NEA.

About Non-Eosinophilic Asthma: Asthma is a chronic disease of the lungs characterized by airway inflammation causing swelling and excess mucous production. Approximately 25 million people in the United States suffer from asthma. Asthma is classified as eosinophilic or non-eosinophilic, with approximately 50% of severe asthma cases related to NEA. NEA is characterized by airway inflammation with the absence of eosinophils. NEA is associated with environmental and/or host factors such as smoking cigarettes, pollution, infections and obesity. Patients present with respiratory symptoms such as wheezing, shortness of breath, cough and chest tightness. Many patients respond suboptimally to standard asthma treatments, especially to inhaled corticosteroids, which can lead to a higher severity of disease and more difficult-to-control asthma.

Competition: To our knowledge, AVTX-002 is one of two anti-LIGHT mAb in clinical development in the United States. As of the date of this report, there are no FDA approved therapies specifically for NEA; however, Tezspire® (thymic stromal lymphopoietin blocker) was approved in December 2021 for the add-on maintenance treatment of severe asthma in a broad population with no phenotype of biomarker limitations.

License: On March 25, 2021, the Company entered into a license agreement with Kyowa Kirin Co., Ltd. (“KKC”) for exclusive worldwide rights to develop, manufacture and commercialize AVTX-002 for all indications (the “KKC License Agreement”). The KKC License Agreement replaced the Amended and Restated Clinical Development and Option Agreement between the Company and KKC dated May 28, 2020.

Under the KKC License Agreement, the Company paid KKC an upfront license fee of $10 million. Avalo is also required to pay KKC up to an aggregate of $112.5 million based on the achievement of specified development and regulatory milestones. Upon commercialization, the Company is required to pay KKC sales-based milestones aggregating up to $75 million tied to the achievement of annual net sales targets.

Additionally, the Company is required to pay KKC royalties during a country-by-country royalty term equal to a mid-teen percentage of annual net sales. The Company is required to pay KKC a double-digit percentage (less than 30%) of the payments that the Company receives from sublicensing of its rights under the KKC License Agreement, subject to certain exclusions. Avalo is responsible for the development and commercialization of AVTX-002 in all indications worldwide (other than the option in the KKC License Agreement that, upon exercise by KKC, allows KKC to develop, manufacture and commercialize AVTX-002 in Japan). In addition to the KKC License Agreement, Avalo is subject to additional royalties upon commercialization of up to an amount of less than 10% of net sales.

Market, Data, and Patent Exclusivity: Patents exclusively licensed from KKC may provide exclusivity in the United States through 2028 absent any extension, and additional patent applications filed by us covering certain methods of using AVTX-002, if issued and properly maintained, should provide additional exclusivity through 2043, absent any extension. Additionally, if we receive marketing approval, we expect to receive biologics data exclusivity in the United States, which would provide twelve years of data exclusivity in the United States from the date of FDA approval.

AVTX-008: Fully human B and T Lymphocyte Attenuator (BTLA) agonist fusion protein.

Overview: AVTX-008 is a fully human BTLA agonist fusion protein.

Avalo has identified a lead molecule and is currently evaluating several immune dysregulation disorders to pursue. Avalo has initiated activities for the preparation of an investigational new drug application (“IND”), with a target IND submission date in 2024.
Competition: To our knowledge, the treatment of autoimmune diseases with BTLA agonists include LY3361237 (Eli Lilly and Company), MB272 (Gilead Sciences, Inc.), ANB032 (AnaptysBio, Inc.) and HFB200604 AID (HiFiBiO Therapeutics).

License: On June 21, 2021, the Company entered into an Exclusive Patent License Agreement with Sanford Burnham Prebys Medical Discovery Institute (the “Sanford Burnham Prebys License Agreement” or the “SBP License Agreement”) under which Avalo obtained an exclusive license to a portfolio of issued patents and patent applications covering AVTX-008.

Under the Sanford Burnham Prebys License Agreement, Avalo paid a mid-six digit upfront license fee and pays mid-five digit annual maintenance fees. Avalo is also required to pay Sanford Burnham Prebys up to approximately $24 million based on the achievement of specified development and regulatory milestones. Upon commercialization, the Company is required to pay Sanford Burnham Prebys sales-based milestones aggregating up to $50 million tied to the achievement of annual net sales targets. Additionally, the Company is required to pay Sanford Burnham Prebys royalties during a country-by-country royalty term equal to a low-to-mid single digit percentage of annual net sales. Avalo is also required to pay Sanford Burnham Prebys a tiered low-double digit percentage of payments that Avalo receives from sublicensing of its rights under the Sanford Burnham Prebys License Agreement, subject to certain exclusions. Avalo is responsible for the development and commercialization of the program.

Market, Data, and Patent Exclusivity: Patents exclusively licensed from Sanford Burnham Prebys Medical Discover Institute may provide exclusivity in the United States through 2036 absent any extension. Additionally, if we receive marketing approval, we expect to receive biologics data exclusivity in the United States, which may provide twelve years of data exclusivity in the United States from the date of FDA approval.

Other

AVTX-803: Monosaccharide therapy for treatment of Leukocyte Adhesion Deficiency Type II.

Overview: AVTX-803 is a fucose replacement for leukocyte adhesion deficiency type II (“LAD II”, also known as SLC35C1-CDG). LAD II is a congenital disorder of glycosylation (“CDG”). Oral administration of AVTX-803 replenishes critical metabolic intermediates that are reduced or absent due to genetic mutations, overcoming single enzyme defects in respective CDGs to support glycoprotein synthesis, maintenance and function.

The pivotal LADDER Trial (A Phase 3, Randomized, Double-Blind, Two-Period, Crossover, Withdrawal Study to Assess the Efficacy and Safety of AVTX-803 in Subjects with Leukocyte Adhesion Deficiency Type II (LADD) (ER)) is currently ongoing.

About LAD II: LAD II is an ultra-rare, inherited CDG, previously known as CDG-IIc and is also referred to as SLC35C1-CDG. The disease is autosomal recessive and is characterized by reduced or absent fucosylation of certain glycoproteins. Patients with LAD II present with a multi-system phenotype that may include: leukocytosis, neutrophilia, recurrent infections, reduced selectin expression and binding, Bombay blood group, hypotonia, poor feeding, short stature, coarse facial features, global development delay and psychomotor retardation. In some cases, these symptoms lead to death, and in most LAD II patients, the disorder negatively impacts quality of life.

Designations of AVTX-803 Program:
•Orphan Drug Designation (“ODD”), the benefit of which, amongst other things, is a seven-year marketing exclusivity (upon approval) in the United States;
•Rare Pediatric Disease Designation (“RPDD”), which may qualify us to receive a priority review voucher (“PRV”) upon FDA approval of each compound. If received, each PRV, which may be sold and transferred an unlimited amount of times, can be used to obtain priority review for a subsequent new drug application (“NDA”) or biologics license application (“BLA”); and
•Fast Track Designation (“FTD”), which features actions to expedite the development of drugs that target a serious condition and address an unmet medical need including eligibility for expedited review and rolling review of each NDA or BLA by the FDA.

Competition: As of the date of this report, there are no FDA approved treatments for the treatment of CDGs (including LAD II), however dietary monosaccharide formulations have been shown to alleviate several of the clinical manifestations in CDG patients.

AVTX-803 is an ultra‑pure formulation of L-fucose. This formulation consists of a naturally occurring substance contained in various foods, including dairy products and fruit.

Intellectual Property: AVTX-803 was granted ODD by the FDA. As a result, at a minimum, following marketing approval, we plan to rely on seven-year marketing exclusivity in the United States.

Legacy Programs

Due to our focus on AVTX-002, AVTX-008 and AVTX-803, we are not currently actively pursuing the development of the following programs and are exploring strategic alternatives:

AVTX-006: AVTX-006 is a dual mTORc1/c2 small molecule inhibitor for the treatment of complex lymphatic malformations.

AVTX-801: AVTX-801 is a D-galactose substrate replacement therapy for the treatment of phosphoglucomutase 1 (“PGM1”) deficiency, also known as PGM1-CDG.

AVTX-802: AVTX-802 is a D-mannose substrate replacement therapy for the treatment of Mannose Phosphate Isomerase (“MPI”) deficiency, also known as MPI-CDG.

AVTX-913: AVTX-913 is a nucleotide prodrug for the treatment of a mitochondrial disorder and is a preclinical asset.

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

Competition Overview

We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, both in the United States and abroad. We compete, or will compete, with existing and new products being developed by our competitors. Some of these competitors are pursuing the development of pharmaceuticals that target the same diseases and conditions that our research and development programs target or might target. Some of these competitors also have greater resources and more experience than we do in regulatory development and marketing.

Competition for specific pipeline assets are discussed above within the “Pipeline Assets” section.

Manufacturing

We do not have any manufacturing facilities or personnel. We rely on contract manufacturing organizations to produce our drug candidates in accordance with applicable provisions of the FDA’s current good manufacturing practices (“cGMP”) regulations for use in our clinical studies. The manufacture of pharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control.

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

Overall Competitive Climate and Risks

Other competitors may have a variety of drugs in development or may be awaiting FDA approval that could reach the market and become established before we have an approved product to sell. Our competitors may also develop alternative therapies that could limit the market for any approved drugs that we may develop. Many of our competitors are using technologies or methods different or similar to ours to identify and validate drug targets and to discover novel small compound drugs. Many of our competitors and their collaborators may have significantly greater experience than we do in the following:

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
•sales and marketing resources.

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export, pricing, and government contracting related to pharmaceutical products such as those we sell and are developing.

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

FDA Marketing Approval

Obtaining FDA marketing approval for new products may take many years and require the expenditure of substantial financial resources. In order for the FDA to determine that a product is safe and effective for the proposed indication, the product must first undergo testing in animals (nonclinical studies). The data generated from nonclinical studies is used to support the filing of an IND under which human studies are conducted. Human testing is generally conducted under an IND in three phases following Good Clinical Practices (“GCP”) regulations:

•Phase 1 studies evaluate the safety and tolerability of the drug, generally in normal, healthy volunteers;
•Phase 2 studies evaluate safety and efficacy, as well as appropriate doses; these studies are typically conducted in patient volunteers who suffer from the particular disease condition that the drug is designed to treat; and
•Phase 3 studies evaluate safety and efficacy of the product at specific doses in one or more larger pivotal trials.

In addition to human testing, the manufacturing process of the potential product must be developed in accordance with cGMP regulations. Prior to the approval of a new product, the FDA will inspect the facilities at which the proposed drug product is manufactured to ensure cGMP compliance.

The cumulative safety and efficacy data generated from the clinical trials described above, chemistry, manufacturing and control (“CMC”) information, nonclinical study data and proposed labeling are used as the basis to support approval of a marketing application (NDA or BLA) to the FDA. The preparation of an NDA or BLA requires the expenditure of substantial funds and the commitment of substantial resources. Additionally, at the time of an NDA or BLA submission a user fee is required (unless the product has ODD) to be paid. The FDA conducts a preliminary administrative review upon receipt of the NDA or BLA submission, the FDA either accepts the NDA or BLA submission or does not. If the application is not accepted for review by FDA, the Sponsor of the application must resolve the deficiencies and re-submit the application, re-starting the review clock.

After evaluating the NDA or BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter (“CRL”). A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA or BLA and may require additional clinical or preclinical studies, or other information, in order for FDA approval. Even with submission of this additional information, the FDA may decide that the NDA or BLA does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

FDA Post‑Approval Considerations

Drugs manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, manufacturing, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product and drug shortages. During the approval process, the FDA and the sponsor may agree that specific studies or clinical trials should be conducted as post-

marketing commitments, but they are not required. The FDA may also impose post-marketing requirements as a condition of approval of an NDA or BLA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials and surveillance, to further assess and monitor the product’s safety and effectiveness after commercialization. Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product becomes available in the market.

After approval, most changes to the approved product, such as manufacturing changes and adding new indications or other labeling claims, are subject to FDA review and approval. There are also annual user fee requirements for any marketed product and new application fees for supplemental applications with clinical data. Additionally, the FDA strictly regulates the labeling, advertising and promotion of products under an approved NDA or BLA. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly marketed or promoted off‑label uses may be subject to significant liability, including criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, debarment from government contracts, refusal of future orders under existing contracts and mandatory compliance programs under corporate integrity agreements or deferred prosecution agreements.

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
•The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”), which among other things: changes access to healthcare products and services; creates new fees for the pharmaceutical and medical device industries; changes rebates and prices for health care products and services; and requires additional reporting and disclosure;
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

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post‑marketing requirements, including safety surveillance, anti‑fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals. This is currently not applicable as our only approved product is not currently sold in a foreign country.

Coverage and Reimbursement

The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other third‑party payers provide coverage for and establish adequate reimbursement levels for our therapeutic product candidates. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third‑party payers are increasingly imposing additional requirements and restrictions on coverage, attempting to limit reimbursement levels or regulate the price of drugs and other medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. For example, in the United States, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. Federal programs also impose price controls through mandatory ceiling prices on purchases by federal agencies and federally funded hospitals and clinics and mandatory rebates on retail pharmacy prescriptions paid by Medicaid and Tricare. These restrictions and limitations influence the purchase of healthcare services and products. Legislative proposals to reform healthcare or reduce costs under government programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. Moreover, the Medicare and Medicaid programs increasingly are used as models for how private payers and other governmental payers develop their coverage and reimbursement policies.

In addition, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, competition within therapeutic classes, availability of generic equivalents, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, coverage and reimbursement policies and pricing in general. The cost containment measures that healthcare payers and providers are instituting and any healthcare reform implemented in the future could significantly reduce our revenues from the sale of any approved products. We cannot provide any assurances that we will be able to obtain and maintain third‑party coverage or adequate reimbursement for our approved products in whole or in part.

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

In recent years, Congress has considered reductions in Medicare reimbursement levels for drugs administered by physicians. Further, the Center for Medicare & Medicaid Services (“CMS”), the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payers.

The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Since its passage, there have been significant ongoing efforts to modify or eliminate the ACA.

The Trump administration pushed for modifications to the ACA. In addition, the Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended (the “IRC”), as amended, commonly referred to as the individual mandate. While the Biden administration has rolled back many of the executive orders issued by former President Trump and has stated that it intends to build on the ACA and to expand coverage thereunder, ongoing repeal and reform efforts impacting the ACA and the healthcare sector more broadly are likely.

Other legislative changes have been proposed and adopted since passage of the ACA. These have, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers.

Further legislative and regulatory changes under the ACA remain possible. The Biden administration has signaled that it plans to build on the ACA and expand the number of people who are eligible for subsidies under it. The Inflation Reduction Act of 2022, enacted on August 16, 2022, includes several provision to lower prescription drug costs for Medicare patients and reduce drug spending by the federal government. It is unknown what form any future changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry. In addition, the Affordable Care Act has also been subject to challenges in the courts, which remain ongoing.

Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives as well. In addition, at the state level, legislatures have passed and may pass legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Approval of Biosimilars and Biologic Exclusivity

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which was enacted as part of the ACA, created an abbreviated approval pathway for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-licensed reference biological product via an approved BLA. Biosimilarity to an approved reference product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity is demonstrated in steps beginning with rigorous analytical studies or “fingerprinting”, in vitro studies, in vivo animal studies, and generally at least one clinical study, absent a waiver from the Secretary of Health and Human Services. The biosimilarity exercise tests the hypothesis that the investigational product and the reference product are the same. If at any point in the stepwise biosimilarity process a significant difference is observed, then the products are not biosimilar, and the product will have to developed and approved using a traditional NDA or BLA. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA.

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

Rare Pediatric Disease Designation

Under Section 529 to the FDCA, the FDA will award Priority Review Vouchers (“PRVs”) to sponsors for rare pediatric disease product applications that meet certain criteria. Under this program, a sponsor who receives approval for a drug or biologic for a rare pediatric disease may qualify for a PRV that can be redeemed to receive a PRV of a subsequent marketing application for a different product. The PRV may be sold or transferred an unlimited number of times. Under the PRV program, any drug that is granted RPDD by September 30, 2024 and receives approval by September 30, 2026 may qualify for a PRV.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding drug development, approval and commercialization. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. The processes for obtaining marketing approvals in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

European Union Drug Approval Process

To obtain a marketing authorization of a drug in the European Union, we may submit marketing authorization applications (“MAAs”) either under the so‑called centralized, decentralized, mutual recognition or national authorization procedures.

Centralized procedure

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the European Medicines Agency (“EMA”) that is valid in all European Union member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health.

National authorization procedures

There are also three other possible routes to authorize medicinal products in several European Union countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure.

•National authorization procedure. This procedure involves submitting an MAA to an individual EU country’s competent authority for approval. Each EU Member State has its own national authorization procedures.

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

Employees and Human Capital Management

As of December 31, 2022, we had twenty employees, all of whom are full-time. Eleven of our employees were primarily engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors.

You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other public filings, in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to Our Financial Position and Capital Needs

We will need substantial additional capital for the continued development of our product candidates and for our long-term operations.

We will need to raise capital to continue product development, including the development of our lead product candidate VTX-002 for the treatment of NEA. Our capital requirements depend on many factors, including:

•The rate and level of patient recruitment into clinical trials, particularly those in Phase 2 and Phase 3 stages of development;
•The level of research and development investment required to develop product candidates;
•The timing and amount of milestone payments we are required to make under license agreements;
•The timing and amount of payments under the Loan Agreement;
•Time and costs involved in obtaining regulatory approvals;
•Changes in product development plans needed to address any difficulties that may arise in manufacturing, preclinical activities, clinical trials or commercialization;
•Revenue from sales of Millipred®;
•The ability and willingness to enter into new agreements with strategic partners, and the terms of these agreements;
•The success rate in preclinical and clinical efforts;
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

We will likely require significant amounts of additional capital in the future, and such capital might not be available on favorable terms when needed, if at all. Furthermore, our ability to raise capital on a timely basis through the issuance and sale of equity securities might be limited by Nasdaq’s listing rules on transactions that do not qualify as “public offerings” (as defined in Nasdaq listing rules), which might require us to obtain stockholder approval prior to the issuance of common stock (or securities convertible into or exercisable for common stock) at a price per share that is less than the "Minimum Price" if the issuance would equal 20% or more of our common stock outstanding before the issuance. As an example, our cash position in the past has caused us to prioritize product candidates for development, out-license certain product candidates and to defer the development of other candidates.

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

Our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We have a limited source of revenue to support our present activities, and we do not expect to generate significant product revenues until, and unless, the FDA or other regulatory agencies approve one or more of our product candidates and we successfully commercialize any such product candidates. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our inability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, vendors, service providers and employees.

Our current revenue depends on one product, which is not sufficient to provide adequate capital for the continued development of our product candidates and therefore could require us to raise additional financing.

We currently have rights to only one commercial pharmaceutical product, Millipred®. We do not expect Millipred®, which we consider a non-core asset, to generate significant revenue and profits, but we currently rely on it for all of our commercial revenue. Our supply and license agreement for Millipred® expires on September 30, 2023. Avalo is required to pay fifty percent of the net profit of the Millipred® product following each calendar quarter, subject to a $0.5 million quarterly minimum payment.

Aytu Bioscience, Inc. (“Aytu”) managed Millipred® commercial operations until August 31, 2021 pursuant to a transition service agreement with us, which included managing the third‑party logistics provider and providing accounting reporting services. Aytu collected cash on behalf of Avalo for revenue generated by sales of Millipred® from the second quarter of 2020 through the third quarter of 2021 and is obligated to transfer the cash generated by such sales. In the third quarter of 2021, Avalo finalized its trade and distribution channel to allow it to control third party distribution and began managing commercial operations at that time. The current transition service agreement allows Aytu to withhold cash of $2,000,000 until September 30, 2022 and $1,000,000 until December 1, 2024. The full amount is due to Avalo on December 1, 2024. Adverse economic conditions or financial difficulties of Aytu could impair its ability to remit such payments or could cause Aytu to delay such payments. If Aytu were unable to meet its obligations, it could consider restructuring under the bankruptcy laws, which might make it difficult for us to collect all or a significant portion of the cash owed to us by Aytu. Our inability to collect the accounts receivable to our revenues generated by Millipred® from Aytu could adversely affect our cash flows, financial condition, and results of operations. Furthermore, the transition of control of the commercial operation of Millipred® that occurred in the third quarter of 2021 could cause disruptions in Millipred sales or other negative operational issues. As of December 31, 2022, Aytu owed us approximately $1.8 million, $0.8 million of which was due pursuant to the transition services agreement. As of the date of this report, Aytu has paid $0.4 million of the $0.8 million.

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

Our ability to increase revenue in the future will depend on developing and commercializing our current clinical pipeline of product candidates. Identifying, developing, obtaining regulatory approval and commercializing product candidates is prone to the risks of failure inherent in clinical development. Developing product candidates is expensive, and we expect to spend substantial amounts as we fund our product development. We cannot provide any assurance that we will be able to successfully advance any product candidate through the development process or successfully commercialize any product candidate, or that any such product candidate will be widely accepted in the marketplace or be more effective than other commercially available alternatives. Any failure to develop or commercialize a product candidate in our current clinical pipeline could require us to raise additional financing.

We will require additional capital to continue to fund our operations and to finance the further advancement of our product candidates, which might not be available to us on acceptable terms, or at all. Failure to obtain any necessary capital will force us to delay, limit or terminate our product development efforts or cease our operations.

At December 31, 2022, we had $13.2 million in cash and cash equivalents and $22.1 million in current liabilities. Accordingly, we might not currently have sufficient funds to finance our continuing operations beyond the short term or to further advance any of our product candidates.

As a research and development company, our operations have consumed substantial amounts of cash since inception. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time‑consuming, expensive and uncertain process that takes years to complete, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our current product candidates through or into clinical trials. Circumstances may cause us to consume capital more rapidly than we currently anticipate. We will need to raise additional funds or otherwise obtain funding through collaborations to complete the development of any of our product candidates, including the development of our lead candidate AVTX-002 for the treatment of NEA.

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

Our future funding requirements, both short and long term, will depend on many factors, including:

•The initiation, progress, timing, costs and results of preclinical and clinical studies for our product candidates and any future Product candidates we may develop;
•The outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and other regulatory authorities, including the potential for such authorities to require that we perform more studies than currently expected;
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
•The cost and timing of selecting, auditing and potentially validating a manufacturing site for commercial‑scale manufacturing; and
•The cost of developing our sales, marketing and distribution capabilities to accommodate any of our product candidates for which we receive marketing approval and that we determine to commercialize ourselves or in collaboration with our partners; and
•The costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies.

Under our Loan Agreement, our Lenders have broad discretion as to what qualifies as a Material Adverse Change that could cause the loan amounts due to be accelerated, thus exposing us to illiquidity. The limitations under our Loan Agreement may also restrict our operations or produce other adverse results.

The Loan Agreement, which we entered into in June 2021, contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. The Loan Agreement also gives the Lenders the right to declare an event of default and accelerate the loan amounts due under the Loan Agreement if there has been a material adverse change in our business, including a change which results in a material impairment in our prospect of repayment of any portion of the loan amounts or the value or priority of the Lenders’ security interest in the collateral. To secure our performance of our obligations under this Loan Agreement, we granted a security interest in substantially all of our assets, other than certain intellectual property assets, to the Lenders. Our failure to comply with the covenants in the Loan Agreement, the occurrence of an adverse change as described above or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without consent of the Lenders, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on our assets. The foregoing prohibitions and constraints on our operations could result in our inability to: (i) acquire promising intellectual property or other assets on desired timelines or terms; (ii) reduce costs by disposing of assets or business segments no longer deemed advantageous to retain; (iii) stimulate further corporate growth or development through the assumption of additional debt; or (iv) enter into other arrangements that necessitate the imposition of a lien on corporate assets. We cannot assure you that our business will be able to generate sufficient cash flow or that future borrowings or other financings will be available to us in an amount sufficient to enable us to pay the principal, premium, if any, and interest on our existing or future indebtedness.

Servicing our debt requires a significant amount of cash, and we might not have or be able to obtain sufficient cash to pay our substantial debt.

As of December 31, 2022, our remaining aggregate principal payments under our Loan Agreement were $21.2 million. We are required to make our first scheduled principal payment in the amount of $0.6 million in July 2023. Our ability to make this and future scheduled payments on our indebtedness depends on our near term and future performance, which is subject to many factors beyond our control. If we are unable to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We might not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default and acceleration of our debt obligations.

Our role as a guarantor of certain obligations assigned to Aytu exposes us to risk of loss or illiquidity.

In connection with the Aytu Divestiture, as defined in the Notes to our Consolidated Financial Statements, we assigned payment obligations (“TRIS Obligations”) to Aytu under a supply and distribution agreement (the “Karbinal Agreement”) with TRIS Pharma Inc (“TRIS”), which includes a per-unit royalty make whole payment for each unit sold under an annual minimum sales commitment through 2025. The total future make-whole payments to be made by Aytu are unknown as the amount owed to TRIS is dependent on the number of units sold.

As a part of the assignment, we became a guarantor to the TRIS Obligations. If Aytu defaults under the terms of the Karbinal Agreement, we could be liable as a guarantor for unpaid amounts of the TRIS Obligation. Any amount we would be required to pay under the TRIS Obligation would limit the amount of cash available for development of our clinical pipeline and may expose us to significant losses, which would materially and adversely affect our results of operations.

We have incurred significant net losses in most periods since our inception and we expect to continue to incur net losses in the future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate an adequate effect or acceptable safety profile, gain marketing approval and become commercially viable. Historically, we have financed our operations primarily through public and private equity offerings. We incurred a net loss of $41.7 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $303.8 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development program and from general and administrative costs associated with our operations.

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

The ongoing COVID-19 pandemic previously had an impact on our business operations and clinical trials and could in the future, directly or indirectly, to adversely affect our business, results of operations and financial condition and our stock price.

The COVID-19 pandemic caused us to experience some disruptions to clinical operations and manufacturing of drug supply for use in clinical trials, primarily in fiscal 2021. For example, we experienced a slower pace of patient enrollment at many of our clinical trial sites than our initial projections and also experienced manufacturing delays of drug product. We will continue to assess the potential impact of the COVID-19 pandemic on our business and operations, including our clinical operations and manufacturing activities.

Although it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic may have in the future on our business, operations and employees, our contract manufacturers, our clinical research contractors, and our collaborators in clinical research, any continued spread of COVID-19, measures taken by governments, actions taken to protect employees from this disease, and the broad impact of the pandemic on business activity, economies and financial markets, may materially and adversely affect our business, results of operations and financial condition and our stock price.

Risks Related to the Discovery and Development of Our Product Candidates

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining required approvals from regulatory authorities for the sale of future product candidates, we alone, or with a partner, must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials might not predict the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials. Our product candidates will require additional clinical and preclinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply on our own or from a third party, expansion of our commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from sales of any of those product candidates approved for marketing. We do not know whether the clinical trials we or our partners may conduct will demonstrate adequate efficacy and safety data resulting in regulatory approval enabling us to market any of our product candidates in any particular country. If later stage clinical trials do not produce favorable results, including reaching favorable results in our Phase 2 PEAK Trial of AVTX-002, our ability to achieve regulatory approval for any of our product candidates would be adversely impacted, which could cause a sharp decline in our stock price and/or lead to insolvency of the Company.

Our product candidates that we intend to commercialize are in early stages of development. If we do not successfully complete preclinical testing and clinical development of our product candidates or experience delays in doing so, our business may be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification and preclinical and clinical development of product candidates. Our ability to generate significant product revenues will depend on our ability to advance our clinical product candidates towards approval and our preclinical product candidates into clinical development. The outcome of preclinical studies and earlier clinical trials might not predict the success of future clinical trials. Preclinical data and clinical trial data may be susceptible to varying interpretations and analyses, and many product candidates that performed satisfactorily in preclinical studies and early clinical trials have nonetheless failed in later clinical development. Our inability to successfully complete development of any of our product candidates could result in additional costs to us relating to product development and obtaining marketing approval and impair our ability to generate product revenues and commercialization and sales milestone payments and royalties on product sales.

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

Events which may result in a delay or unsuccessful completion of clinical development include:

•Delays in reaching an agreement with or failure in obtaining authorization from the FDA, other regulatory authorities or institutional review boards (“IRBs”) or ethics committees (“ECs”) to commence or amend a clinical trial;
•Delays in reaching agreements with the FDA regarding requisite trial design or endpoints sufficient to establish a clinically meaningful benefit of our product candidates given there might not be well-established development paths and outcomes;
•Inability to agree with the FDA on operationally viable endpoints or trial design;

•Imposition of a clinical hold or trial termination following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities, or due to concerns about trial design, or a decision by the FDA, other regulatory authorities, IRBs, ECs or us, or recommendation by a data safety monitoring board, to place the trial on hold or otherwise suspend or terminate clinical trials at any time for safety issues or for any other reason;
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

Any inability by us or our partners to complete clinical development in a timely manner could result in additional costs to us relating to product development and obtaining marketing approval and impair our ability to generate product revenues and commercialization and sales milestone payments and royalties on product sales.

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
•Inability to obtain and maintain subject consent;
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

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance. If we are unable to enroll sufficient subjects in our clinical trials, if enrollment is slower than we anticipate, or if our clinical trials require more subjects than we anticipate, our clinical trials may be delayed or might not be completed. If we experience delays in our clinical trials, the commercial prospects of our product candidates will be harmed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. In addition, many of the factors that could cause a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of any of our product candidates.

Furthermore, because AVTX-803 is focused on the treatment of patients with LAD II, a rare genetic disease, our ability to enroll eligible patients in the ongoing Phase 3 trial may be limited or slower than we anticipate in light of the small patient population involved and the specific age range required for this study. In addition, our potential competitors, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions, may seek to develop competing therapies, which would further limit the small patient pool available for our studies.

Completion of orphan clinical trials may take considerably more time than other trials, sometimes years, depending on factors such as type, complexity, novelty and intended use of a product candidate. As a result of the uncertainties described above, there can be no assurance that we will meet our established timelines for clinical trials involving rare diseases.

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
•Other drugs in the same drug class as our products could develop unforeseen adverse effects that could negatively impact development, approval and/or future sales of our product;
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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to issue a clinical hold and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

Should our clinical studies of our product candidates reveal undesirable side effects, we could suspend or terminate our trials or the FDA or other regulatory authorities as well as IRBs or ECs could order us to suspend or cease clinical trials. The FDA or comparable regulatory authorities could also deny approval of our product candidates for any or all targeted indications or only for a limited indication or patient population or could require label warnings and/or precautions, contraindications, including black box warnings, additional wording regarding adverse reactions, post‑market studies, testing and surveillance programs or other conditions including distribution restrictions or other risk management mechanisms under a risk evaluation and mitigation strategy (“REMS”). Drug‑related side effects could affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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
•Regulatory authorities may issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;
•Regulatory authorities may require the establishment or modification of a REMS or other restrictions on marketing and distribution, or may require the establishment or modification of a similar strategy that may, for instance, require us to issue a medication guide outlining the risks of such side effects for distribution to patients or restrict distribution of our products and impose burdensome implementation requirements on us;
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

As product candidates are developed through preclinical studies to late‑stage clinical trials towards regulatory approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the optimized materials. Such changes may also require additional testing, FDA or other regulatory authorities notification or approval.

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

Our competitors may obtain marketing approval of their products more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile and better tolerability than our products and these competitors may also be more successful than us in manufacturing and marketing their products.

Our competitors will also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

There are now and could be future numerous approved therapies for treating the conditions our products seek to address and, consequently, competition in these markets is intense. Many of these approved drugs are or may become well established therapies or products and widely accepted by physicians, patients and third‑party payors. Some of these drugs are or may become branded and subject to patent protection and non‑patent regulatory exclusivity, and others are or may become available on a generic basis.

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
•Potential or perceived advantages or disadvantages over alternative treatments;
•The ability to collaborate with others in the development and commercialization of new products;
•Whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare;
•The ability to establish, maintain and protect intellectual property rights related to our product candidates;
•The entry of generic versions of any of our approved products onto the market;
•The number of products in the same therapeutic class as our product candidates;
•The effect of current and future healthcare laws on our drug candidates;
•The ability to secure favorable managed care formulary positions, including federal healthcare program formularies;
•The ability to manufacture commercial quantities of any of our product candidates that receive marketing approval;
•Acceptance of any of our product candidates that receive marketing approval by physicians and other healthcare providers; and
•Potential post‑marketing commitments imposed on an approved product by regulatory authorities, such as patient registries.

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

Given our limited resources, we have prioritized certain product candidates over others at our management’s discretion. We have also discontinued development of certain product candidates. We continually evaluate our capital allocation for each product candidate, and, in the future, may de-prioritize or cancel the development of certain product candidates that currently appear in our milestone chart. If the development of our product candidates is unsuccessful or, if successful but the products do not achieve an adequate level of market acceptance, we may no longer have the ability or resources to further develop other product candidates. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications might not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Risks Related to Regulatory Approval of Our Product Candidates

The marketing approval processes of the FDA and comparable other regulatory authorities are lengthy, time‑consuming, costly and inherently unpredictable. Our inability to obtain regulatory approval for our product candidates would substantially harm our business.

The time required to develop and to obtain approval from regulatory authorities to market a new drug is unique to each product. It typically takes many years in nonclinical and clinical development and depends upon numerous factors, guidance from regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among countries. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval. Moreover, the submission of an NDA or BLA for products that have not been granted ODD requires a payment of a significant application fee under the Prescription Drug User Fee Act upon submission. Any supplemental submission to an NDA or BLA (i.e., for new indications, dosing regimen, etc.) which contained clinical data include an application fee. The filing of an NDA or BLA for our product candidates that do not have ODD may be delayed due to our lack of financial resources to pay such user fee.

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•The FDA or comparable foreign regulatory authorities may disagree on the design or conduct of our key Phase 2 and 3 clinical trials, including the methodology used in our trial(s), primary and secondary endpoints, number of patients, statistical analysis plan, or our proposed product indication. For instance, the FDA may find that the designs that we are utilizing in a planned clinical trial does not support an adequate and well‑controlled study or approval. The FDA also might not agree with the various disease or quality of life scales and other evaluation tools that we may use in a clinical trial to assess the efficacy of a product candidate;
•The FDA or comparable foreign regulatory authorities may disagree with our development plans, specifically the number of studies and types of studies planned to support approval for each product and indication;
•Our failure to demonstrate to the satisfaction of the FDA or comparable regulatory authorities that a product candidate is safe and effective for each proposed indication;
•Our clinical trials may fail to meet statistical significance required for a positive study;
•We may fail to demonstrate that a product candidate’s benefits outweigh its risks;
•The FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•Data collected from clinical trials of our product candidates may be insufficient to support the submission of a marketing application, other submission or to obtain marketing approval, and the FDA or comparable foreign regulatory authority may require additional studies to show product candidate is safe and/or effective;
•We may fail to obtain approval of the manufacturing processes or facilities of third‑party manufacturers with whom we contract for clinical and commercial supplies; or
•There may be changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

The FDA or comparable foreign regulatory authority may require more information, including additional preclinical or clinical studies to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain approval to market our product candidates, which would significantly harm our business, results of operations and prospects. In addition, even if we were to obtain approval, regulatory authorities may approve any or all of our product candidates for fewer or more limited indications than we request, may require that contraindications, warnings or precautions be included in the product labeling, including a black‑box warning, may grant approval with a requirement of post‑marketing clinical trials or other post‑market requirements, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Even if we complete the necessary clinical trials, we cannot predict when or if we will obtain marketing approval to commercialize a product candidate or the approval may be for a narrower indication than we expect.

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates demonstrate safety and efficacy in clinical trials, regulatory agencies might not complete their review processes in a timely manner, or we might not be able to obtain marketing approval. Additional delays may result if the FDA, an FDA Advisory Committee or other regulatory authority recommends non‑approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. Further, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Regulatory authorities may approve a product candidate for fewer or more limited indications than requested, may impose significant limitations in the form of narrow indications, warnings, including black‑box warnings, precautions or contra‑indications with respect to conditions of use, additional adverse reactions information or may grant approval subject to the performance of post‑marketing clinical trials or other post‑marketing requirements, including a REMS. Our drugs, if approved, may be required to carry warnings comparable to this and other class‑wide warnings. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Even if we were to obtain approval for our product candidates with the Rare Pediatric Disease Designation, the Rare Pediatric Disease Priority Review Voucher Program may no longer be in effect at the time of such approval or we might not be able to capture the value of the Rare Pediatric Disease Priority Review Voucher Program.

Rare pediatric disease designation (“RPDD”) is granted by the FDA in the case of serious or life‑threatening diseases affecting fewer than 200,000 people in the United States in which the serious or life‑threatening manifestations are primarily in individuals 18 years of age and younger. Upon request, the FDA has the authority to grant a Rare Pediatric Disease PRV for drug and biologic applications approved to prevent or treat a rare pediatric disease and deemed eligible for priority review, among other criteria.

The Consolidated Appropriations Act, 2021 was signed into law on December 27, 2020. As part of this legislation, the FDA Rare Pediatric Disease Designation Program has been extended through 2024, permitting the issuance of PRVs through September 30, 2024 for drugs and biologics receiving FDA approval before September 30, 2026. AVTX-006, AVTX-801, AVTX-802 and AVTX-803 are each potentially eligible for a Rare Pediatric Disease PRV upon FDA approval of each drug, but there is no guarantee that PRVs will be granted. Moreover, any PRV may be sold or transferred an unlimited number of times. Although PRVs may be sold or transferred to third parties, there is no guarantee that we will be able to realize any value if we receive and were to sell a PRV.

We may pursue government funding for products we are developing, including those we are developing for the treatment of COVID-19 ARDS. If we do not apply for or are unable to obtain such government funding, we might be unable to develop certain product candidates.

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

Even if we obtain marketing approval for a product candidate, we would be subject to ongoing requirements by the FDA and other regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and annual reporting of safety and other post‑market information. The FDA and other regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or other regulatory authorities become aware of new safety information after approval of any of our product candidates, they may withdraw approval, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post‑approval studies or post‑market surveillance. In addition, any marketing approvals that we obtain for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for potentially costly post‑marketing testing and other requirements, including Phase 4 clinical trials, imposition of a REMS and surveillance to monitor the safety and efficacy of the product candidate.

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. While the FDA does not restrict physicians from prescribing approved drugs for uses outside of the drugs’ approved labeling, known as off‑label use, pharmaceutical manufacturers are strictly prohibited from promoting and marketing their products for such uses. Violations, including promotion of products for off‑label uses, are subject to enforcement letters, inquiries, investigations, civil and criminal sanctions by the government, corporate integrity agreements, deferred prosecution agreements, debarment from government contracts and refusal of future orders under existing contracts, and exclusion from participation in federal healthcare programs. Additionally, other regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States.

In the United States, engaging in the impermissible promotion of our products for off‑label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines, debarment from government contracts and refusal of future orders under existing contracts, deferred prosecution agreements, and corporate integrity agreements with governmental authorities that materially restrict the manner in which a company promotes or distributes drug products. These false claims statutes include the federal civil False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual will share in any fines or settlement funds. If the government does not intervene, the individual may proceed on his or her own. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, such as settlements regarding certain sales practices promoting off‑label drug uses involving significant fines. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We may in the future choose to conduct clinical trials for certain of our product candidates at sites outside the United States, and the FDA might not accept data from trials conducted in such locations.

Currently all of our clinical trials are conducted in the United States, however in the future, we may in the future choose to conduct one or more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to seek approval in the United States and the data must be applicable to the U.S. population and medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any of our clinical trials that we determine to conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time‑consuming and delay or permanently halt our development of the product candidate. Any clinical trials outside of the United States might also be subject to delays and risks surrounding geopolitical events.

Our failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our product candidates outside the United States, which would limit our market opportunities and adversely affect our business.

In order to market and sell our products in other jurisdictions, we must be granted approval and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country might not be accepted by regulatory authorities in other countries. If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We might not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions. Approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Also, regulatory approval for any of our product candidates may be withdrawn. The failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval in another jurisdiction. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business prospects could decline.

Risks Related to the Commercialization of Our Product Candidates

We might not be successful in our efforts to develop and commercialize our product candidates.

Our continued development of our product candidates will be dependent on receiving positive data that, in our judgment, merits advancing such programs. Even if we are successful in continuing to build and expand our pipeline, the potential product candidates that we identify might not be suitable for clinical development and commercialization, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. Similarly, even if the FDA accepts our INDs, there is no guarantee that we will be successful in our efforts to advance our product candidates.

Once commercialized, some of our products may face significant competition from non‑prescription competition and consumer substitution, and our operating results will suffer if we fail to compete effectively.

We may be subject to non‑prescription competition and consumer substitution for certain of our non-core pipeline assets. For example, AVTX-803, our rare genetic disease product candidate, is an ultra‑pure formulation of L-fucose. This formulation is a naturally occurring substance contained in various foods, including dairy products and fruit. If approved by the FDA and commercially available, we cannot be sure physicians will view the pharmaceutical grade purity and tested safety of AVTX-803 as made under cGMP conditions as opposed to the naturally occurring formulations and dietary supplements. In addition, to the extent the net price of AVTX-803, after insurance and offered discounts, is significantly higher than the prices of commercially available formulations marketed by other companies as dietary supplements (through that lack of coverage by insurers or otherwise), physicians and pharmacists may recommend these commercial alternatives instead of writing or filling prescriptions for AVTX-803, or patients may elect on their own to take commercially available supplements. Either of these outcomes may adversely impact our results of operations by limiting how we price our product and limiting the revenue we might receive from the sale of AVTX-803 due to reduced market acceptance.

If we obtain approval to commercialize our product candidates outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If any of our product candidates are approved for commercialization, we may enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we would be subject to additional risks related to entering into international business relationships, including:

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

These and other risks associated with any future international operations could materially adversely affect our ability to attain or maintain profitable operations.

Even if we commercialize any of our product candidates, these products may become subject to unfavorable third‑party coverage and reimbursement policies, healthcare reform initiatives, or pricing regulations, any of which could negatively impact our business.

Our ability to commercialize any products successfully will depend in part on the extent to which coverage and adequate reimbursement for these products will be available from government authorities, private health insurers, health maintenance organizations and other entities. These third‑party payors determine which medications they will cover and establish reimbursement levels, and increasingly attempt to control costs by limiting coverage and the amount of reimbursement for particular medications. Several third‑party payors are requiring that drug companies provide them with predetermined discounts from list prices, are using preferred drug lists to leverage greater discounts in competitive classes and are challenging the prices charged for drugs. In addition, federal programs impose penalties on drug manufacturers in certain instances, in the form of mandatory additional rebates and/or discounts, which can be substantial, and could impact our ability to raise commercial prices. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if coverage is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or available only to limited levels, we might not successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or other regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates for a drug may vary according to the clinical setting in which it is used and may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Prices paid for a drug also vary depending on the class of trade. Prices charged to government customers are subject to price controls and private entities obtain discounts through group purchasing organizations. Net prices for drugs may be further reduced by mandatory discounts or rebates required by government healthcare programs and demanded by private payors, and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates from both government‑funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates and our overall financial condition.

Moreover, the regulations that govern pricing, coverage and reimbursement for new drug products abroad vary widely from country to country. Current and future U.S. or foreign legislation may significantly change the pricing, coverage and reimbursement in ways that could involve additional costs and cause delays in obtaining approvals. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates even if our product candidates obtain marketing approval.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any product candidates that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and related to the commercial sale of any approved products. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products or product candidates. For example, we may be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•Decreased demand for any product candidates or approved products;
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

We currently hold product and clinical trial liability insurance coverage, but it might not adequately cover all liabilities that we incur. We might not be able to maintain clinical trial insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We also maintain insurance coverage for our commercially available products, which might not adequately cover all liabilities that we may incur. We might not be able to maintain insurance coverage for our product candidates and our approved products at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A product liability claim or series of claims brought against us, whether or not successful, but particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our reputation and business.

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
•Liability for sales personnel failing to comply with applicable legal requirements; and
•Unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

We rely upon third‑party CROs to monitor and manage data for our clinical programs. We rely on these parties for execution of our clinical trials and, while we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We, our clinical trial sites, and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we, any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications, if at all. In addition, we are required to report certain financial interests of our third‑party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by principal investigators who previously served or currently serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services or otherwise receive compensation from us that could be deemed to impact study outcome, proprietary interests in a product candidate, certain company equity interests, or significant payments of other sorts. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, we must conduct our clinical trials with product produced under applicable cGMP requirements. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the marketing approval process.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be inspected by the FDA after we submit an NDA or BLA. While we are ultimately responsible for the manufacture of our product candidates, other than through our contractual arrangements, we do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for manufacture of both active drug substances and finished drug products for clinical supply and eventually for commercial supply, if we receive regulatory approval. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Failure of our contract manufacturers to comply with the applicable regulatory requirements may also subject us to regulatory enforcement actions. In addition, other than through our contractual agreements, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or other regulatory authorities do not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved.

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
•Reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we would be unable to manufacture and sell our product candidates or any future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;
•Lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;
•Lack of access or licenses to proprietary manufacturing methods used by third‑party manufacturers to make our product candidates;
•Operations of our third‑party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or regulatory sanctions related to the manufacturer;
•Carrier disruptions or increased costs that are beyond our control; and
•Failure to deliver our products under specified storage conditions and in a timely manner.

Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. In addition, the manufacture of biologics requires significant expertise, including the development of advanced manufacturing techniques and process controls. The process is highly complex and we may encounter difficulties in production. These issues may include difficulties with production costs, production yields and quality control, including stability of the product candidate. Further, our product candidates may require new or specialized manufacturing with limited third-party manufacturers available to provide these services. The occurrence of any of these problems could significantly delay our clinical trials or the commercial availability of our product candidates. If our existing third‑party manufacturers, or the third parties that we engage in the future to manufacture a product for commercial sale or for our clinical trials, should cease to continue to do so for any reason, we likely would experience delays in obtaining sufficient quantities of our product candidates for us to advance our clinical trials or to meet commercial demand while we identify and qualify replacement suppliers. If for any reason we are unable to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

Our suppliers are subject to regulatory requirements covering manufacturing, testing, quality control, manufacturing, and record keeping relating to our product candidates, and subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our manufacturing capacity while we seek to secure another supplier that meets all regulatory requirements, as well as market disruption related to any necessary recalls or other corrective actions.

The COVID-19 pandemic has limited in the past, and in the future could again limit, the available capacity of these manufacturers for a variety of reasons. These same risks apply to any future pandemic were one to emerge.

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
•We would bear all of the risk related to the development of any such product candidates;
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

The FDA grants product sponsors certain periods of regulatory exclusivity, during which the agency might not approve, and in certain instances, might not accept, certain marketing applications for competing drugs. For example, product sponsors may be eligible for five years of exclusivity from the date of approval of a new chemical entity, twelve years of exclusivity from the date of approval of a biologic, seven years of exclusivity for drugs that are designated to be orphan drugs, and/or a six‑month period of exclusivity added to any existing exclusivity period or patent life for the submission of FDA requested pediatric data. While we intend to apply for all periods of market exclusivity that we may be eligible for, there is no guarantee that we will receive all such periods of market exclusivity. Additionally, under certain circumstances, the FDA may revoke the period of market exclusivity. As a result, there is no guarantee that we will be able to maintain a period of market exclusivity, even if granted. In the case of ODD, other benefits, such as tax credits and exemption from user fees may be available. If we are not able to obtain or maintain orphan drug designation or any period of market exclusivity to which we may be entitled, we will be materially harmed, as we will potentially be subject to greater market competition and may lose the benefits associated with programs.

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

Our commercial success depends upon our ability, and the ability of our licensors and collaborators, to develop, manufacture, market and sell our product candidates and use our and our licensors’ or collaborators’ proprietary technologies without infringing the proprietary rights of third parties. If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose the ability to continue the development and commercialization of our product candidates or face other penalties under these agreements. We are party to the following agreements for our core programs:

•The KKC License Agreement (related to AVTX-002);
•The Children’s Hospital of Philadelphia License Agreement (related to AVTX-002); and
•The SBP License Agreement (related to AVTX-008).

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

We are party to license and development agreements with various third parties. For example, for our core programs we are party to the KKC License Agreement and the SBP License Agreement. We may be required to make significant payments in connection with our license and development agreements including (but not limited to):

•Under the KKC License Agreement, we will incur development costs for AVTX-002 and are required to make significant payments in connection with the achievement of specified development and regulatory milestones. Additionally, upon commercialization, we are obligated to pay KKC sales-based milestones and royalties;
•In addition to the KKC License Agreement, for AVTX-002 we are subject to additional royalties upon commercialization of up to an amount of less than 10% of net sales; and
•Under the SBP License Agreement, we will incur development costs for AVTX-008 and are required to make significant payments in connection with the achievement of specific development and regulatory milestones. Additionally, upon commercialization, we are obligated to pay Sanford Burnham Prebys sales-based milestone payments and royalties.

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

Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO, and foreign patent agencies in several stages over the lifetime of the patent. The U.S. Patent and Trademark Office (“USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non‑compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non‑payment of fees and failure to properly legalize and submit formal documents. If we or our licensors or collaborators fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves technological and legal complexity, and obtaining and enforcing biopharmaceutical patents is costly, time‑consuming, and inherently uncertain. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’ or collaborators’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors’ or collaborators’ ability to obtain new patents or to enforce existing patents and patents we and our licensors or collaborators may obtain in the future. Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents. In addition, the America Invents Act includes the first to file provisions, which increases the uncertainties and costs surrounding the prosecution of our or our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents. Future changes in patent law could have a material adverse effect on our business and financial condition.

We might not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our or our licensors’ or collaborators’ intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors or collaborators might not be able to prevent third parties from practicing our and our licensors’ or collaborators’ inventions in all countries outside the United States, or from selling or importing products made using our and our licensors’ or collaborators’ inventions in and into the United States or other jurisdictions. Competitors may use our and our licensors’ or collaborators’ technologies in jurisdictions where we or our licensors or collaborators have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we and our licensors or collaborators have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our and our licensors’ or collaborators’ patents or other intellectual property rights might not be effective or sufficient to prevent them from competing.

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

The Healthcare sector is heavily regulated in the United States and abroad, and new laws, regulations, judicial decisions and/or payment and coverage policies—or new interpretations of such laws, regulations, decisions or policies—could negatively impact our business, operations, and financial condition. The United States federal government, state governments, and foreign governments have shown significant and increasing interest in cost-containment initiatives intended to limit the growth of healthcare costs, including without limitation price controls, restrictions on reimbursement, requirements for substitution of generic products for branded prescription drugs, prior authorization requirements, and increased copays and cost shares for beneficiaries.

The Patient Protection and Affordable Care Act increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud, waste, abuse and to provide access to increased health coverage.

Since its enactment, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the Affordable Care Act that have resulted in profound changes to the law, and efforts to reform the ACA and healthcare sector are ongoing. For example, the Affordable Care Act’s “individual mandate” was repealed in 2019. The Trump administration took executive actions to delay implementation of portions of the Affordable Care Act.

The Biden administration has signaled that it plans to build on the Affordable Care Act and to expand the number of people who are presently eligible for subsidies under the law. Also, on January 28, 2021, President Biden issued an Executive Order directing federal agencies to reconsider rules and other policies that limit Americans’ access to health care and to consider actions that will protect and strengthen that access.

We expect further reform to the Affordable Care Act, to the Medicare and Medicaid programs and other state and federal healthcare programs, and to the regulation of the healthcare sector generally. Some of these changes could have a material adverse effect on our business and operations. Ongoing and future healthcare reform measures may result, for instance, in more rigorous clinical coverage criteria limiting when our product(s) may be covered and in additional downward pressure on the price that we receive for our product and product candidates, if approved, and could harm our future revenues.

The prices of prescription drugs have been the subject of considerable debate and regulation in the United States and abroad. Recent years have seen several U.S. congressional inquiries into prescription drug pricing, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drugs and related products.

Legislative efforts at cost containment in healthcare programs are ongoing. For example, the Inflation Reduction Act of 2022 includes several provisions to lower prescription drug costs for Medicare patients and reduce drug spending by the federal government. Future legislation and regulation may result in further changes in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

We expect that state and federal healthcare program reform measures will be ongoing, any of which could limit the amounts that we receive for our products and services or, result in reduced demand for our product or product candidates.

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

Our business and our relationships with customers, physicians, and third-party payors are subject, directly and indirectly, to federal and state health care fraud and abuse laws and regulations. These laws also apply to the healthcare providers and third-party payors who play a primary role in the recommendation and prescription of our commercially-available products. These laws constrain the business or financial arrangements and relationships through which we market, sell, and distribute our products and will impact, among other things, our proposed sales, marketing and educational programs. There are also laws, regulations, and requirements applicable to the award and performance of federal grants and contracts.

Actions resulting in violations of these laws regulations and requirements may result in civil and criminal liability, damages and restitution, as well as exclusion from participation in federal healthcare programs, corporate integrity agreements, deferred prosecution agreements, debarment from government contracts and grants and refusal of future orders under existing contracts or contractual damages, reputational damage, and other consequences. Restrictions under applicable federal and state healthcare related laws and regulations include but are not limited to the following:

•The federal Anti-Kickback Statute, which prohibits any person from, among other things, knowingly and willfully soliciting, offering, receiving or providing anything of value, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending purchase, lease or order, of any good or service for which payment may be made under a federal healthcare program;
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

•The false claims act, which imposes liability and significant civil penalties on any person who submits or causes to be submitted a claim to the federal government that he or she knows (or should know) is false;
•Federal transparency laws, including the federal Physician Sunshine Act (PSA), which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services (CMS), information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members; and
•Analogous or similar state, federal, and foreign laws, regulations, and requirements which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; laws, regulations, and requirements applicable to the award and performance of federal contracts and grants and state, federal and foreign laws that govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal law, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other laws, regulations or other requirements that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, restitution exclusion from government funded healthcare programs, corporate integrity agreements, deferred prosecution agreements, debarment from government contracts and grants and refusal of future orders under existing contracts, contractual damages, the curtailment or restructuring of our operations and other consequences.

If any of the physicians or other healthcare providers or entities with whom we expect to do business are found in violation of applicable laws, including but not limited to those discussed above, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

The availability of any federal grant funds which we may receive or for which we may apply is subject to federal appropriations law. Such grant funding may also be withdrawn or denied due to a violation of the above laws and/or for other reasons.

Failure to obtain or maintain orphan product exclusivity for any of the product candidates for which we seek this status could limit our commercial opportunity.

FDA may grant orphan drug designation to a drug or biological product to prevent, diagnose or treat a rare disease or condition. While certain product candidates, including AVTX-803, have received orphan drug designation, there is no guarantee that we will be able to receive such designation in the future for any other product candidate. The FDA may grant orphan drug designation to multiple sponsors for the same compound or active molecule and for the same indication. If another sponsor receives FDA approval for such product before we do, we would be prevented from launching our product in the United States for the orphan indication for a period of at least seven years unless we demonstrate clinical superiority.

Moreover, while orphan drug designation neither shortens the development or regulatory review time, nor gives the product candidate advantages in the regulatory review or approval process, generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the relevant indication, the product is entitled to a 7 year period of market exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication for that period. The FDA, however, may subsequently approve a similar drug (or, in the U.S., the same drug) for the same indication during the first product's market exclusivity period if the FDA concludes that the later drug is shown to be safer or more effective or makes a major contribution to patient care. Orphan exclusivity in the United States also does not prevent the FDA from approving another product that is considered to be the same as our product candidates for a different indication or a different product for the same orphan indication. If another product that is the same as ours is approved for a different indication, it is possible that third-party payors will reimburse for products off-label even if not indicated for the orphan condition.

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

We may be subject to future litigation against us, which could be costly and time‑consuming to defend.

We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our clients in connection with commercial disputes, or employment claims made by our current or former associates. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, overall financial condition, and operating results. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our stock.

Risks Related to Employee Matters and Managing Our Growth

If we fail to attract and keep management and other key personnel, as well as our board members, we may be unable to develop our product candidates or otherwise implement our business plan.

Our success will depend on the retention of our directors and members of our management and leadership team including Dr. Garry A. Neil, Chief Executive Officer and Chairman of the Board, Christopher Sullivan, Chief Financial Officer, Lisa Hegg Ph.D., Senior Vice President of Program Management, Corporate Infrastructure, and Clinical Operations, Colleen Matkowski, Senior Vice President of Global Regulatory Affairs and Quality Assurance, and Dino Miano, Senior Vice President, CMC and Technical Operations, and on our ability to continue to attract and retain highly skilled and qualified personnel. From time to time, there may be changes to our executive management team resulting from the hiring or departure of other executives, which could disrupt our business. For example: in February 2022, our then-current Chief Scientific Officer, Garry A. Neil, replaced Michael Cola as our Chief Executive Officer. Additionally, in February 2022, our then-current Chief Accounting Officer, Christopher Sullivan, replaced Schond Greenway as our

Chief Financial Officer. The loss of one or more of our executive officers or key associates could have a serious adverse effect on our business.

To continue to execute our business strategy, we must be able to attract and retain highly skilled personnel. We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. Our industry has experienced a high rate of turnover of management personnel in recent years. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. Many of the other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we have. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than that which we have to offer. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly our ability to implement our business strategy and achieve our business objectives. There can be no assurance that we will retain the services of any of our directors, officers or employees, or attract or retain additional senior managers or skilled employees when and as needed. Furthermore, we do not intend to carry key man insurance with respect to any of such individuals.

We may encounter difficulties in managing our growth and expanding our operations successfully.

As we seek to advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, administrative, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Any future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our product development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and sales and marketing personnel. The hiring, training and integration of new employees may be more difficult, costly and/or time‑consuming for us because we have fewer resources than a larger organization. We might not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully developing our product candidates and growing our company.

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

The market price of our shares of our common stock has been highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. From our initial public offering in October 2015 through December 31, 2022, the per share trading price of our common stock has been as high as $86.64 and as low as $2.96 (adjusted for the 1-for-12 reverse stock split that occurred in July 2022). As a result of this volatility, you might not be able to sell your shares of our common stock at a favorable price. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors that could negatively affect or result in fluctuations in the market price of shares of our common stock include:

•Our ability to generate significant product revenues, cash flows and a profit;
•The success of competitive products or technologies;
•Actual or anticipated changes in our growth rate relative to our competitors;
•Announcements by our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•Regulatory or legal developments in the United States and other countries;
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
•Warrant or stock price and volume fluctuations attributable to inconsistent trading volume levels of our warrants or shares;
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

We expect that additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, and expanded research and development activities. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by such sales and new investors could gain rights, preferences and privileges senior to our existing stockholders.

We are authorized to grant equity awards, including stock grants and stock options, to our employees, directors and consultants. As of December 31, 2022, there were 204,290 shares available for future issuance under the Third Amended and Restated 2016 Equity Incentive Plan (the “2016 Amended Plan”). During the term of the 2016 Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, by an amount equal to 4% of the total number of outstanding shares of our common stock on the last trading day in December of the prior calendar year. On January 1, 2023, on the terms of the 2016 Amended Plan, an additional 377,221 shares were made available for issuance. In addition, as of December 31, 2022, there were 170,035 shares available for future issuance under the 2016 Employee Stock Purchase Plan (the “ESPP”). On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP will automatically increase by a number equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 41,667 shares of our common stock, or (iii) a number of shares of our common stock as determined by our board of directors or compensation committee. On January 1, 2023, the number of shares available for issuance under the ESPP increased by 41,667 shares available for issuance. Future issuances, as well as the possibility of future issuances, under the 2016 Amended Plan or the ESPP or other equity incentive plans could cause the market price of our common stock to decrease.

Armistice is our largest stockholder and has significant influence over us, and its interests may be different from or conflict with those of our other stockholders.

As of February 15, 2023, Armistice beneficially owns approximately 35% of our outstanding common stock. As a result, Armistice continues to be able to exert a significant degree of influence over our management, affairs, and matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of Armistice might not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could have an adverse effect on our stock price.

Armistice makes investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Armistice may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities might not be available to us. The interests of Armistice may supersede ours, causing Armistice or their affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions on the part of Armistice and inaction on our part could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Steven Boyd, Armistice’s Chief Investment Officer, served on our board of directors from May 2017 until August 8, 2022 and as Chairman of our board of directors from December 14, 2021 until August 8, 2022. Additionally, Keith Maher, Armistice managing director, also served on our board of directors from October 2021 until August 8, 2022. Pursuant to the waiver dated August 11, 2022, Armistice permanently waived its right to appoint up to two directors to our board of directors and right to replace such directors in certain circumstances, including upon resignation or removal of such directors.

The level of Armistice’s ownership of our common stock would result in a limited amount of shares being available to be traded in the market, resulting in reduced liquidity. Certain of the shares owned by Armistice have been registered for resale under the Securities Act. Sales of substantial amounts of shares of our common stock by Armistice in the public market, or the perception that such sales will occur, for any reason, could adversely affect the market price of shares of our common stock and make it difficult for it to raise funds through securities offerings in the future.

If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Stock Market, Nasdaq could delist our common stock.

Our common stock is currently listed on The Nasdaq Stock Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, a minimum closing bid price of $1.00 per share, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards. For example, on March 17, 2022, Nasdaq notified us that we failed the $1.00 minimum bid price requirement. On July 22, 2022 we received written notification from Nasdaq confirming that our common stock had a closing price of $1.00 or greater for the ten consecutive trading dates from July 8 to July 21, 2022 and that as a result we had regained compliance with the minimum bid price requirement. However, there can be no assurance that we will continue to maintain such requirement.

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

Sales of a substantial number of shares of our common stock in the public markets could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. As additional shares of our common stock become available for resale in the public market, and otherwise, the supply of our common stock will increase, which could decrease its price. In addition, some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. Therefore, we cannot predict the effect that future sales of our common stock would have on the market price of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our securities prices and trading volume could decline.

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have limited, and might not sustain, research coverage by securities and industry analysts. If we do not sustain coverage of ourselves, the trading price for our securities would be negatively impacted. If the securities and industry analysts are unable to predict accurately the cost of advancing our pipeline, that could result in our reported costs being different than expectations, which could negatively affect our stock price. If we do obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our securities or publishes inaccurate or unfavorable research about our business, our securities prices would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our securities could decrease, which could cause our securities prices and trading volume to decline.

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

As a public company, we are required to comply with certain additional corporate governance and financial reporting practices and policies. As a result, due to compliance requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, the listing requirements of the Nasdaq, and other applicable securities rules and regulations, we have and will continue to incur significant legal, accounting, and other expenses. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results with the SEC. We are also required to ensure that we have the ability to prepare financial statements and other disclosures that are fully compliant with all SEC reporting requirements on a timely basis. Compliance with these rules and regulations has increased and may continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources.

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

Provisions in our amended and restated certificate of incorporation and third amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These provisions include:

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under the DGCL, a corporation might not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors approved the transaction. Any provision of our amended and restated certificate of incorporation or third amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our securities.

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

Holders

As of March 24, 2023, there were approximately 103 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans as required by Item 12 of this report is incorporated by reference to the information under the sections of the proxy statement captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management”.

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

Overview

Avalo Therapeutics, Inc. (the “Company,” “Avalo” or “we”) is a clinical stage biotechnology company focused on the treatment of immune dysregulation by developing therapies that target the LIGHT network.

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

In 2022, we sharpened our strategy to focus on our drug candidates that target dysregulated inflammation via the LIGHT network. We made significant progress advancing our core programs, including our lead development asset, AVTX-002, toward achievement of our next anticipated milestones. Most notably, in the first quarter of 2023, we completed enrollment of the Phase 2 PEAK Trial of evaluating the safety and efficacy of AVTX-002 (anti-LIGHT mAb) in 91 patients with Non-Eosinophilic Asthma (“NEA”) and expect to release topline data in the second quarter of 2023. We also identified a lead molecule for AVTX-008 (BTLA agonist fusion protein) and continue to evaluate several immune dysregulation disorders, with a target IND submission in 2024. Additionally, we raised approximately $20 million of funding from out-license and business development activity, which meaningfully improved our financial position and supported the development of our programs.

In 2023, our focus is continuing to develop our core programs toward their anticipated milestones and raising capital to support the development. In February 2023, we closed an equity financing in which we raised approximately $13.7 million in net proceeds, which will support our ongoing development of key assets in our pipeline. We look forward to completing the Phase 2 PEAK Trial and expect to release topline data in the second quarter of 2023. Upon positive trial results, we are eager to advance AVTX-002 in treating NEA, asthma broadly and other dysregulated inflammatory disease. We also look forward to progressing AVTX-008 towards IND submission.

Management’s primary evaluation of Avalo’s success is the ability to progress its programs towards commercialization or opportunistically out-licensing rights to indications or geographies. This success depends on the operational execution of the programs and the ability to secure sufficient funding to support the programs. We believe the ability to achieve the anticipated milestones as presented in the section entitled “Business” in Item 1 of this Annual Report on Form 10-K represents our most immediate evaluation points.

Recent Updates

On February 7, 2023, the Company closed an underwritten public offering of 3,770,000 shares of its common stock and warrants to purchase up to an aggregate 3,770,000 shares of common stock resulting in net proceeds of approximately $13.7 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. The warrants were immediately exercisable at an exercise price of $5.00 per share and are exercisable for one year from the issuance date.

COVID-19

We did not experience significant financial impact directly related to the COVID-19 pandemic in either fiscal 2021 or 2022. However, we did experience some disruptions to clinical operations and manufacturing of drug supply for use in clinical trials during those periods, primarily in fiscal 2021. We continue to evaluate the impact of the COVID-19 pandemic on the industry and our company and have concluded that while it is reasonably possible that the virus could have a negative effect on our financial position and results of our operations, the specific impact is not readily determinable as of the date of this filing. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2022 Financial Operations Overview

Net loss for the year ended December 31, 2022 decreased $42.7 million as compared to the prior year and our net cash used in operations decreased by $44.1 million. These decreases were mainly attributable to a $32.0 million decrease in operating expenses driven by significantly reduced research and development expenses (discussed further below) and an $14.1 million increase in license and other revenue from upfront consideration received from out-license and business development transactions executed during the year.

In 2022, we primarily focused on the progression of our lead development asset, AVTX-002, as opposed to progressing multiple programs in the prior year, contributing to the significant reduction in reduced research and development expenses. Additionally, in 2021, we completed AVTX-002 manufacturing activities in advance of enrolling patients in the PEAK Trial that did not repeat in 2022. We also recognized a $10.0 million upfront license fee in 2021 for the AVTX-002 expanded indication license agreement, thus contributing to the decrease year over year. As a result of the focused pipeline, Avalo executed a cost reduction plan, including reducing its headcount and supporting infrastructure. Selling, general and administrative expenses decreased as a result, however, these decreases were partially offset by severance and stock-based compensation expense from separations during the year. We expect to incur similar operating expenses in early 2023 as we incurred in late 2022. Operating expenses beyond early 2023 are difficult to predict because it will be highly dependent on trial outcomes, potential financings and business development initiatives.

As of December 31, 2022, Avalo had $13.2 million in cash and cash equivalents, representing a $41.4 million decrease compared to December 31, 2021. We raised approximately $20 million through transactions in 2022, while we raised $105 million through debt and equity financings in 2021. Additionally, in 2022, we prepaid $15.0 million under the venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”) and Powerscourt Investments XXV, LP (“Powerscourt”, and together with Horizon, the “Lenders”), and our remaining principal payments are $21.2 million as of December 31, 2022. These factors contributed to the decrease in cash and cash equivalents year over year. Subsequent to December 31, 2022, we closed an equity financing in which we raised approximately $13.7 million in net proceeds. We plan to use our current cash on hand along with cash inflows from financing activities and/or business development initiatives to support the ongoing development of our pipeline and supporting general corporate purposes.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

Product Revenue, net

Net product revenue was $3.4 million for the year ended December 31, 2022, compared to $4.8 million for the year ended December 31, 2021. The decrease was mainly attributable to a decrease in units sold, which may have been caused by disruptions to the sales channel as a result of the transition of commercial operations from Aytu Biosciences, Inc. (“Aytu”) to Avalo in the second half of 2021.

Avalo’s license and supply agreement for Millipred®, the Company’s sole commercial product, expires on September 30, 2023. Therefore, we expect product revenue to decrease for the year ending December 31, 2023.

License and Other Revenue

Avalo recognized $14.7 million of license and other revenue for the year ended December 31, 2022, compared to $0.6 million for the year ended December 31, 2021. The license revenue recognized in 2022 primarily related to the $14.5 million upfront fees received pursuant to the out-license of AVTX-007 to Apollo AP43 Limited, a wholly owned subsidiary of Apollo Therapeutics Group Limited (collectively, “Apollo”). The license revenue recognized in the prior year related to upfront fees received as a result of the out-license and assignment, respectively, of the Company’s rights to its non-core neurology pipeline assets, AVTX-301 and AVTX-406.

Cost of Product Sales

Cost of product sales were $3.4 million for the year ended December 31, 2022, as compared to $1.5 million for the year ended December 31, 2021. In the second quarter of 2022, we fully reserved the $1.0 million receivable due from Aytu in December 2024 pursuant to the transition services agreement, because Aytu disclosed in their Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 that substantial doubt existed with respect to their ability to continue as a going concern within one year after the date the financial statements were issued, or May 2023. We recognized the expense in the cost of product sales for the year ended December 31, 2022. We continue to assess collectability of the receivable due from Aytu in December 2024 each reporting period. The remainder of the increase was driven by timing of the fifty percent net profit share with the supplier, which began July 1, 2021.

Avalo’s license and supply agreement for Millipred® expires on September 30, 2023. Therefore, we expect cost of product sales to decrease for the year ended December 31, 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Preclinical expenses	$2,439	$6,673
Clinical expenses	12,030	14,055
CMC expenses	8,087	17,000
License and milestone expenses	—	10,900
Internal expenses:
Salaries, benefits and related costs	7,218	9,114
Stock-based compensation expense	1,249	1,775
Other	285	318
	$31,308	$59,835

Research and development expenses decreased $28.5 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. In the first quarter of 2021, the Company recognized a $10.0 million upfront license fee related to the expanded indication license agreement for AVTX-002 with Kyowa Kirin Co., Ltd. (“KKC”), which did not repeat in 2022. The remaining $18.5 million decrease was driven by the timing of AVTX-002 chemistry, manufacturing, and controls (“CMC”) activities and fewer programs ongoing in the current year due to the prioritized pipeline and the out-license of AVTX-007, thus driving the reduced preclinical, clinical and internal expenses. Notably, CMC expenses decreased $8.9 million due to the timing of raw material purchases and increased manufacturing activities in the prior year that did not repeat in 2022. These decreases were partially offset by continued progression of the AVTX-002 PEAK Trial, which reached full enrollment in February 2023.

Salaries, benefits and related costs decreased $1.9 million compared to the same period in 2021. The decrease was primarily driven by decreased headcount and cost savings initiatives implemented in 2022.

We expect to incur similar research and development expenses in early 2023 as we incurred in late 2022. Research and development expenses beyond the early 2023 are difficult to predict given it will be highly dependent on study outcomes, potential financings and business development initiatives.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Salaries, benefits and related costs	$6,152	$5,202
Legal, consulting and other professional expenses	6,611	10,029
Stock-based compensation expense	6,305	6,397
Advertising and marketing expenses	76	1,657
Other	1,567	1,373
	$20,711	$24,658

Selling, general and administrative expenses decreased $3.9 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The decrease was largely driven by cost savings initiatives in 2022. Notably legal, consulting and other professional expenses, decreased $3.4 million. Similarly, advertising and marketing expenses decreased $1.6 million from the prior year.

Salaries, benefits and related costs increased $1.0 million as a result of severance expense recognized in the year ended December 31, 2022. The increase was partially offset by decreased headcount and cost savings initiatives in 2022. Although stock-based compensation expense was consistent compared to the prior year, in 2022 the Company recognized $4.3 million of expense related to the modification and acceleration of certain separated employees’ stock options.

We expect to incur similar selling, general and administrative expenses in early 2023 as we incurred in late 2022. However, selling, general and administrative expenses beyond early 2023 are difficult to predict given they will be highly dependent on study outcomes, potential financings and business development initiatives.

Amortization Expense

The following table summarizes amortization expense for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Amortization of intangible assets	$38	$1,548

Avalo’s acquired assembled workforce and acquired product marketing rights were fully amortized in the first quarter of 2022 and fourth quarter of 2021, respectively, thus driving the $1.5 million decrease as compared to the prior period.

Other Expense, net

The following table summarizes our other expense, net for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Interest expense, net	(4,170)	(2,391)
Other expense, net	(20)	(20)
	$(4,190)	$(2,411)

Other expense, net was comprised of interest expense related to the venture loan and security agreement for the year ended December 31, 2022 and 2021. Avalo entered into the loan agreement in June 2021 and therefore recognized a partial period of interest expense in the prior period, which drove the increase for the year ended December 31, 2022. The increase was partially offset by lower interest expense in the second half of 2023 as a result of the partial prepayment of $15.0 million ($14.8 million applied to principal).

Contractual principal payments begin in the third quarter of 2023 and therefore, we expect interest expense to decrease in the second half of 2023; however, the extent of the decrease is unknown given the contractual interest rate is tied to the prime rate (see Note 10 to the consolidated financial statements for additional information). Therefore, fluctuations in the prime rate will also impact interest expense. Additionally, we might consider prepayments prior to principal loan amounts coming due, if collectively agreed upon with the lenders, which would impact future interest expense.

Income Tax Expense

The following table summarizes our income tax expense for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Income tax expense (benefit)	28	(196)
	$28	$(196)
The Company recognized minimal income tax expense for the year ended December 31, 2022 compared to an income tax benefit of $0.2 million for the year ended December 31, 2021. The income tax benefit recognized in the prior year was the result of the receipt of the Company’s federal refund along with an additional $0.2 million related to additional interest received.

Liquidity and Capital Resources, including Capital Expenditure and Cash Requirements

In order to meet its cash flow needs, the Company applies a disciplined decision-making methodology as it evaluates the optimal allocation of the Company’ resources between investing in its existing pipeline assets and acquisitions or in-licensing of new assets. As of December 31, 2022, Avalo had $13.2 million in cash and cash equivalents. For the year ended December 31, 2022, Avalo generated a net loss of $41.7 million and negative cash flows from operations of $26.8 million. As of December 31, 2022, Avalo had an accumulated deficit of $303.8 million.

On February 7, 2023, the Company closed an underwritten public offering of 3,770,000 shares of its common stock and warrants to purchase up to an aggregate 3,770,000 shares of common stock resulting in net proceeds of approximately $13.7 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. The warrants were immediately exercisable at an exercise price of $5.00 per share and are exercisable for one year from the issuance date.

In 2022, Avalo received approximately $19.5 million of upfront payments from business development transactions, including the out-license of AVTX-007 for approximately $14.5 million of upfront consideration. In the second quarter of 2022, the Company made a $15.0 million partial prepayment on the notes issued under the Loan Agreement, as collectively agreed upon with the Lenders. Avalo might consider additional prepayments prior to principal loan amounts coming due, if collectively agreed upon with the Lenders. As of December 31, 2022, the future principal payments were $21.2 million, $5.9 million of which is due in 2023 (beginning in the third quarter).

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, losses are expected to continue as the Company continues to invest in its research and development pipeline assets. The Company will require additional financing to fund its operations and to continue to execute its business strategy within one year after the date the consolidated financial statements included herein were issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate these conditions and to meet the Company’s capital requirements, management plans to use its current cash on hand along with some combination of the following: (i) financings, (ii) out-licensing or strategic alliances/collaborations of its current pipeline assets, (iii) out-licensing or sale of its non-core assets, and (iv) federal and/or private grants. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. Subject to limited exceptions, the Loan Agreement prohibits the Company from incurring certain additional indebtedness, making certain asset dispositions, and entering into certain mergers, acquisitions or other business combination transactions without the prior consent of the Lenders. Additionally, the Loan Agreement contains certain covenants and certain other specified events that could result in an event of default, which if not cured or waived, could result in the immediate acceleration of all or a substantial portion of the outstanding Notes. As of the filing date of this Annual Report on Form 10-K, the Company was not aware of any breach of covenants or occurrence of material adverse change, nor had it received any notice of event of default from the Lenders (refer to Note 10 of the consolidated financial statements for more information).

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(26,751)	$(70,892)
Investing activities	(95)	(113)
Financing activities	(14,699)	106,762
Net (decrease) increase in cash and cash equivalents	$(41,545)	$35,757

Net cash used in operating activities

Net cash used in operating activities decreased $44.1 million for the year ended December 31, 2022, as compared to the prior year, which was mainly driven by a $42.7 million decrease in net loss. The decrease in net loss was driven by $32.0 million reduction in operating expenses and an $14.1 million increase in upfront consideration received primarily from the out-license of AVTX-007.

Net cash used in operating activities in 2022 consisted primarily of a net loss of $41.7 million, and non-cash adjustments to reconcile net loss to net cash used in operating activities including stock-based compensation of $7.6 million, accretion of debt discount of $1.4 million, and the full $1.0 million reserve on the Aytu receivable due from Aytu in December 2024. Additionally, changes in net liabilities increased by $4.8 million. The increase was mainly driven by the $4.8 million derivative liability recognized as a result of the sale of the Company’s future rights to milestones and royalty payments of previously out-licensed assets, $1.8 million decrease in other receivables related to the receipt of cash from Aytu, $1.1 million decrease in prepaid expenses and $1.1 million decrease in accounts receivable partially offset by a $3.6 million decrease in accrued expenses. We expect that we will continue to use significant cash in operating activities as we advance our pipeline.

Net cash used in operating activities was $70.9 million for the year ended December 31, 2021, and consisted primarily of a net loss of $84.4 million and non-cash adjustments to reconcile net loss to net cash used in operating activities including in stock-based compensation of $8.2 million. Additionally, changes in net liabilities increased by $2.8 million.

Net cash used in investing activities

Net cash used in investing activities was $0.1 million for the years ended December 31, 2022 and 2021, and consisted primarily of the purchase of property and equipment.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $14.7 million for the year ended December 31, 2022, as opposed to net cash provided by financing activities of $106.8 million for the year ended December 31, 2021. In 2022, Avalo prepaid $15.0 million under its Loan Agreement (of which $14.8 million was applied to principal) while in 2021, Avalo raised approximately $104.9 million from equity and debt financings.

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

The assumptions we used to determine the fair value of stock options granted to employees and members of the board of directors are as follows:

	Year Ended December 31,
Service-based options	2022			2021
Expected term of options (in years)	5	—	6.25	0.76	—	6.25
Expected stock price volatility	84.0%	—	93.5%	73.0%	—	86.5%
Risk-free interest rate	1.50%	—	4.25%	0.07%	—	1.34%
Expected annual dividend yield	0%			0%

The estimates involved in the valuations include inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates when valuing our stock options, our stock‑based compensation expense could be materially different. We recognize compensation expense for only the portion of awards that are expected to vest.

Derivative Liability

On November 7, 2022, Avalo sold its economic rights to future milestone and royalty payments for previously out-licensed assets AVTX-501, AVTX-007, and AVTX-611 to ES Therapeutics, LLC (“ES”), an affiliate of Armistice, in exchange for $5.0 million (the “ES Transaction”). Armistice is a significant stockholder of the Company and whose chief investment officer, Steven Boyd, and managing director, Keith Maher, served on Avalo’s Board until August 8, 2022. The ES Transaction was approved in accordance with Avalo’s related party transaction policy.

The economic rights sold include (a) rights to a milestone payment of $20.0 million upon the filing and acceptance of an NDA for AVTX-501 pursuant to an agreement with Janssen Pharmaceutics, Inc., (the “AVTX-501 Milestone”) and (b) rights to any future milestone payments and royalties relating to AVTX-007 under a license agreement with Apollo AP43 Limited, including up to $6.25 million of development milestones, up to $67.5 million in sales-based milestones, and royalty payments of a low single digit percentage of annual net sales (which percentage increases to another low single digit percentage if annual net sales exceed a specified threshold) (the “AVTX-007 Milestones and Royalties”). In addition, Avalo waived all its rights to AVTX-611 sales-based payments of up to $20.0 million that were payable by ES (refer to Note 3 of the consolidated financial statements).

The exchange of the economic rights of the AVTX-501 Milestone and AVTX-007 Milestones and Royalties for cash meets the definition of a derivative instrument. The fair value of the derivative liability is determined using a combination of a scenario-based method and an option pricing method (implemented using a Monte Carlo simulation). The significant inputs including probabilities of success, expected timing, and forecasted sales as well as market-based inputs for volatility, risk-adjusted discount rates and allowance for counterparty credit risk are unobservable and based on the best information available to Avalo. Certain information used in the valuation is inherently limited in nature and could differ from Janssen and Apollo’s internal estimates.

The fair value of the derivative liability as of the transaction date was approximately $4.8 million, of which $3.5 million was attributable to the AVTX-501 Milestone and $1.3 million was attributable to the AVX-007 Milestones and Royalties. The fair value of the AVTX-501 Milestone was primarily driven by an approximate 23% probability of success to reach the milestone in approximately 5 years. The fair value of AVTX-007 Milestones and Royalties were primarily driven by an approximate 17% probability of success, time to commercialization of 6 years, and sales forecasts with peak annual net sales reaching $300 million. As discussed above, these unobservable inputs were estimated by Avalo based on limited publicly available information and therefore could differ from Janssen and Apollo’s internal development plans. Any changes to these inputs may result in significant changes to the fair value measurement. Notably, the probability of success is the largest driver of the fair value and therefore changes to such input would likely result in significant changes to such fair value.

Subsequent to the transaction date, at each reporting period, the derivative liability is remeasured at fair value with changes recognized in other income (expense), net in the accompanying statements of operations and comprehensive loss. There was no change in the fair value as of December 31, 2022 given no significant changes to the inputs and the short time period elapsed. The Company will re-assess the significant unobservable inputs each reporting period.

In the event that Janssen and/or Apollo are required to make payment(s) to ES Therapeutics pursuant to the underlying agreements, Avalo will recognize revenue under its existing contracts with those customers for that amount when it is no longer probable there would be a significant revenue reversal with any differences between the fair value of the derivative liability related to that payment immediately prior to the revenue recognition and revenue recognized to be recorded as other expense. However, given Avalo is no longer entitled to collect these payments, the potential ultimate settlement of the payments in the future from Janssen and/or Apollo to ES Therapeutics (and the future mark-to-market activity each reporting period) will not impact Avalo’s future cash flows.

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

Based on their evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2022, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2022.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was effective at a reasonable level of assurance as of December 31, 2022.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exclusion for smaller reporting companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

The Board currently consists of five members, each of which serve for a one-year term or until a successor has been elected and qualified. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors in office. A director elected by the Board to fill a vacancy, including vacancies created by an increase in the number of directors, shall serve for the remainder of the year term and until the director’s successor is duly elected and qualified.

The following table sets forth information of the members of our Board:

Name	Age	Director Since	Position(s) with Avalo
Garry Neil, M.D.	69	June 2022	Chairman of the Board of Directors, President, Chief Executive Officer
June Almenoff, M.D., Ph.D.	66	November 2021	Director
Mitchell Chan	42	December 2021	Director
Gilla Kaplan, Ph.D.	76	October 2020	Director
Magnus Persson, M.D., Ph.D.	62	April 2012	Director

The following is a brief biography of each current director:

Garry Neil, M.D. Dr. Neil has served as the President and Chief Executive Officer of the Company since February 2022. Dr. Neil was appointed to our Board on June 14, 2022 and was appointed Chairman of our Board on August 8, 2022. From March 2020 to February 2022, Dr. Neil served as the Chief Scientific Officer of Avalo. Dr. Neil joined the Company as Chief Medical Officer in February 2020, when Aevi Genomic Medicine, Inc. (“Aevi”) was acquired by the Company (the “Aevi Merger”). Dr. Neil served as Chief Scientific Officer of Aevi from September 2013 until the Aevi Merger closed in February 2020. From September 2012 to September 2013, Dr. Neil was a Partner at Apple Tree Partners, a life sciences private equity fund. From July 2002 to August 2012, he held a number of senior positions at Johnson & Johnson, including Corporate VP of Science & Technology from November 2007 to August 2012, and Group President at Johnson & Johnson Pharmaceutical Research and Development from September 2005 to November 2007. Prior to joining Johnson & Johnson, he held senior positions at AstraZeneca, EMD Pharmaceuticals Inc. and Merck KGaA. Under his leadership, a number of important new medicines for the treatment of cancer, anemia, infections, central nervous system and psychiatric disorders, pain, and genitourinary and gastrointestinal diseases gained initial or expanded approvals. Dr. Neil also serves on the board of Celldex Therapeutics, Inc.(Nasdaq: CLDX). Dr. Neil served on the board of directors of Arena Pharmaceuticals, Inc. (Nasdaq: ARNA) until it was acquired by Pfizer Inc. (NYSE: PFE) in March 2022. Dr. Neil previously served as a member of the board of directors of GTx, Inc. (previously Nasdaq: GTXI). Dr. Neil also serves on the Board of Directors of the Reagan Udall Foundation and the Center for Discovery and Innovation. He is a past Chairman of the Pharmaceutical Research and Manufacturers Association (“PhRMA”) Science and Regulatory Executive Committee and the PhRMA Foundation Board, as well as a past member of the Foundation for the U.S. National Institutes of Health (“NIH”) and the Science Management Review Board of the NIH. Dr. Neil holds a B.S. from the University of Saskatchewan and an M.D. from the University of Saskatchewan College of Medicine. He completed postdoctoral clinical training in internal medicine and gastroenterology at the University of Toronto. Dr. Neil also completed a postdoctoral research fellowship at the Research Institute of Scripps Clinic. Our Board believes that Dr. Neil’s wealth of scientific and medical training combined with his substantial leadership skills and board experience will make him a valuable member of our Board.

June Almenoff, M.D., Ph.D. Dr. Almenoff has served on our Board since November 2021. Dr. Almenoff is currently the Chief Medical Officer at RedHill Biopharma Ltd (Nasdaq: RDHL), a specialty biopharmaceutical company, primarily focused on the commercialization of products for gastrointestinal and infectious diseases. From March 2010 to October 2014, Dr. Almenoff served as President and Chief Medical Officer and a member of the board of directors of Furiex Pharmaceuticals, Inc. (previously Nasdaq: FURX) (“Furiex”), a drug development collaboration company that was acquired by Actavis plc (now AbbVie, Inc.) for $1.2 billion in July 2014. Prior to joining Furiex, Dr. Almenoff was at GlaxoSmithKline plc (NYSE: GSK) for twelve years, where she held various positions of increasing responsibility, including most recently Vice President in the Clinical Safety organization. She also worked in the area of scientific licensing. Dr. Almenoff is on the investment advisory board of the Harrington Discovery Institute, a private venture philanthropy. She has served as a Board Director to Brainstorm Therapeutics, Inc. (Nasdaq: BCLI) since 2017 and Tenax Therapeutics, Inc. (Nasdaq: TENX) since 2021. She previously served as a member of the board of directors of Tigenix NV (acquired by Takeda Pharmaceutical Company Limited in August 2018) from 2016 to 2018, Kurome Therapeutics, Inc. from 2020 to 2021, and as chair of the board of directors of RDD Pharma, Ltd. (now 9 Meters Biopharma, Inc.) from 2015 to 2019. Dr. Almenoff received her B.A. cum laude from Smith College and graduated with AOA honors from the M.D.-Ph.D. program at the Icahn (Mt. Sinai) School of Medicine. She completed post-graduate medical training at Stanford University Medical Center and served on the faculty of Duke University School of Medicine. She is an adjunct Professor at Duke, a Fellow of the American College of Physicians (FACP) and has authored over 60 publications. Our Board believes that Dr. Almenoff’s close to 25 years of leadership experience as a biopharma executive, her expertise in research and development, as well as her experience with biotech boards, venture philanthropy investment, and product commercialization makes her a valuable member of our Board.

Mitchell Chan. Mr. Chan has served on our Board since December 2021. Mr. Chan is currently the Operating Partner at Catalio Capital Management, LP, a venture capital fund focused on investments in biomedical technology companies. From September 2018 to March 2021, Mr. Chan was at Viela Bio, Inc. (“Viela”), a clinical-stage biotechnology company, and most recently served as the Chief Financial Officer and oversaw the acquisition of Viela by Horizon Therapeutics plc for $3.1 billion. Prior to Viela, Mr. Chan served as the Director of Investor Relations for AstraZeneca, North America (Nasdaq: AZN), a multinational pharmaceutical and biotechnology company. Mr. Chan also held several roles of increasing responsibility within the Roche Group, at Genetech and F. Hoffmann-La Roche AG, including in biooncology commercial finance, research and development finance, and mergers and acquisitions. Mr. Chan is the recipient of Executive Certifications from Stanford University, University of California (Haas), and University of Pennsylvania (Wharton) and earned his B.S. in Biochemistry, M.S. in Medial Biophysics, and MBA from the University of Toronto (Rotman School of Management). Our Board believes that Mr. Chan’s more than 15 years of leadership experience in the finance and investor relation functions at successful life science companies makes him a valuable member of our Board.

Gilla Kaplan, Ph.D. Dr. Kaplan has served on our Board since October 2020. She has spent her career as an academic research scientist leading her laboratory in investigations focusing on human disease, and exploring novel experimental medicine approaches that modulate the immune response for disease control. Dr. Kaplan’s work has encompassed developing a deep understanding of the cellular immune response and how to harness it for host adjunctive therapies. She is the co-founder and currently serves as the Chief Research Officer of Gilrose Pharmaceuticals. She was the Director of the Global Health Program, Tuberculosis, at the Bill and Melinda Gates Foundation (“BMGF”) from January 2014 until April 2018. Building on her 20-year research experience at Rockefeller University in New York City and then 10-year research experience at the Public Health Research Institute Center at the University of Medicine and Dentistry of New Jersey, she led the reshaping of the tuberculosis program at BMGF. Dr. Kaplan is the recipient of multiple grants from the U.S. National Institutes of Health-National Institute of Allergy and Infectious Diseases and other funding organizations for her research. Dr. Kaplan currently serves as a member of the board of directors of Tyra Biosciences, Inc. (Nasdaq: TYRA) and previously served as a member of the board of directors of Celgene Corporation (previously Nasdaq: CELG). Dr. Kaplan received her B.S. from Hebrew University, Jerusalem, Israel and her M.S. Ph.D. in Cellular Immunology from the University of Tromso, Norway. Our Board believes that Dr. Kaplan’s academic and industry experience in immunology makes her a valuable member of Board.

Magnus Persson, M.D., Ph.D. Dr. Persson has served on our Board since August 2012 and currently serves as Lead Independent Director of the Board. Dr. Persson currently serves as Founding Partner and Chairman of the Board of Eir Venture Partners AB, a Nordics-focused life science venture capital fund, and associated companies. Previously, he was Chief Executive Officer of Karolinska Institutet Holding AB in Stockholm, Sweden. Dr. Persson has served as an Associate Professor in Physiology at the Karolinska Institutet since September 1994. Dr. Persson has served as a practicing pediatrician at CityAkuten and Barnsjukhuset Martina in Stockholm, Sweden since December 2012. Previously, Dr. Persson served as a Partner at HealthCap, a Swedish-based venture capital firm, from January 1996 to December 2009, and as a Managing Partner at The Column Group, a San Francisco-based venture capital firm, from January 2010 through November 2011. Dr. Persson co-founded Aerocrine AB, a medical technology company in 1994. Dr. Persson has also served on the board of directors of Galecto Biotech AB, Gyros Protein Technologies AB, ADDI Medical AB, and Immunicum AB (STO: IMMU). Dr. Persson is a board member of Attgeno AB, Trailhead Biosystems Inc, Cantargia AB (STO: CANTA) and Initiator Pharma AS (STO: INIT). Dr. Persson received his M.D. and Ph.D. in physiology from the Karolinska Institutet. Our Board believes that Dr. Persson’s extensive experience in medicine, life sciences and biotechnology financing and his experience founding and leading public biotechnology and medical technology companies make him a valuable member of our Board.

EXECUTIVE OFFICERS

The following table sets forth information of our executive officers:

Name	Age	Position(s) with Avalo
Garry Neil, M.D.	69	Chairman of the Board of Directors, President, Chief Executive Officer
Christopher Sullivan	39	Chief Financial Officer

The following is a brief biography of each current executive officer:

Garry Neil, M.D. The biography for Dr. Neil is located in “Board of Directors” above.

Christopher Sullivan. Mr. Sullivan has served as Avalo’s Chief Financial Officer since February 2022. Prior to his appointment to Chief Financial Officer, Mr. Sullivan served as Chief Accounting Officer of the Company since March 2021. From April 2020 to February 2021, Mr. Sullivan served as the Company’s Interim Chief Financial Officer, principal financial officer, and principal accounting officer. Previously, Mr. Sullivan was the Vice President of Finance at the Company and served various other escalating roles since joining the Company in April 2018. Mr. Sullivan brings a strong public company and life science background, including significant experience with equity and debt capital raises, acquisitions, divestitures, in and out-license transactions, enterprise resource planning implementations, and financial planning and analysis from leading finance and accounting functions at various public biotechnology, molecular diagnostic, and pharmaceutical companies. Prior to joining the Company, Mr. Sullivan was the Corporate Controller for Sucampo Pharmaceuticals, Inc., a previously Nasdaq listed global biopharmaceutical company, from August 2017 to April 2018, until it was acquired by Mallinckrodt plc for $1.2 billion. From November 2015 to August 2017, Mr. Sullivan was the Corporate Controller for OpGen Inc. (Nasdaq: OPGN), a microbial genetics analysis company, and prior to that was a Senior Manager at Ernst & Young, LLP where he was employed from August 2005 to October 2015. Mr. Sullivan received his B.S. degrees in and Finance and Accounting from the University of Maryland, College Park, where he graduated magna cum laude and is a Certified Public Accountant.

CODE OF ETHICS

The Company has adopted the Avalo Therapeutics, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available under the heading “Corporate Governance” on the Company’s website at ir.avalotx.com. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

CORPORATE GOVERNANCE GUIDELINES

In June 2015, the Board documented the governance practices followed by the Company by adopting Corporate Governance Guidelines (the “Guidelines”) to assure that the Board will have the necessary authority and practices in place to review and evaluate the Company’s business operations as needed and to make decisions that are independent of the Company’s management. The Guidelines were amended by the Board in August 2019.

The Guidelines are also intended to align the interests of directors and management with those of the Company’s stockholders. The Guidelines set forth the practices the Board intends to follow with respect to Board composition and selection, the role of the Board, director orientation and education, Board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning and Board committees and compensation. The Guidelines, as well as the charters for each committee of the Board, may be viewed under the heading “Corporate Governance” at ir.avalotx.com.

Additionally, our insider trading policy strongly discourages employees, consultants, officers and directors from engaging in short sales, transactions in put or call options, hedging transactions, margin accounts or other inherently speculative transactions with respect to the Company’s stock at any time.

Audit Committee and Audit Committee Financial Expert

The Audit Committee assists the Board in its oversight of the integrity of the Company’s financial statements, the qualifications and independence of our independent auditors, and our internal financial and accounting controls. The Audit Committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent auditors, and our independent auditors report directly to the Audit Committee. The Audit Committee also prepares the audit committee report that the SEC requires to be included in our annual proxy statement.

The Audit Committee is currently composed of three directors: Mr. Chan (Chair), Dr. Almenoff and Dr. Persson.

The Board reviews the Nasdaq Listing Rules definition of independence for Audit Committee members on an annual basis and has determined that all members of the Audit Committee are independent as defined in Rule 5605(c)(2)(A)(i) of the Nasdaq Listing Rules. The Board has also determined that Mr. Chan qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made qualitative assessments of Mr. Chan’s level of knowledge and experience based on a number of factors, including formal education and experience.

The Audit Committee met four times during 2022. The Board has adopted a written Audit Committee charter that is available to stockholders under the heading “Corporate Governance” on the Company’s website at ir.avalotx.com.

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

To the Company’s knowledge, based solely on the review of the copies of such reports filed with the SEC and/or furnished to the Company and written representations from the Company’s directors and executive officers that no other reports were required, during the year ended December 31, 2022, all officers, directors and greater than ten percent beneficial owners were in compliance with applicable Section 16(a) filing requirements.

Item 11. Executive Compensation.

The following table shows for the fiscal years ended December 31, 2022 and 2021, compensation awarded to or paid to, or earned by, anyone serving as principal executive officer during the most recently completed fiscal year and our next two most highly compensated executive officers who were serving as executive officers during the year ended December 31, 2022 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation(3)	Option Awards(4)		All Other Compensation		Total
Garry Neil, M.D. Chief Executive Officer, President, Chairman of the Board and principal executive officer	2022	$468,900	$133,000	$730,928		$—		$1,332,828
	2021	$423,000	$239,587	$571,484		$—		$1,234,071

Christopher Sullivan Chief Financial Officer and principal financial officer	2022	$344,135	$72,800	$301,614		$50,000	(6)	$768,549
	2021	$300,000	$85,860	$241,782		$—		$627,642

Michael Cola(1) Former Chief Executive Officer and former principal executive officer	2022	$62,500	$17,260	$—		$865,657	(7)	$945,417
	2021	$35,568	$325,500	$2,332,743		$—		$2,693,811

Stephen Smolinski(2) Former Chief Commercial Officer	2022	$74,242	$11,573	$489,947	(5)	$415,117	(8)	$990,879
	2021	$—	$—	$—		$—		$—

(1) Mr. Cola’s employment with the Company commenced on February 3, 2020 and ceased on February 14, 2022.

(2) Mr. Smolinski’s employment with the Company commenced on January 3, 2022 and ceased on March 7, 2022.

(3) The amounts reflect the discretionary annual bonus earned for the given fiscal year based on the achievement of goals as recommended by the Compensation Committee and approved by the Board. The bonus is typically paid in the year following the year it was earned.

(4) The amounts reflect the grant date fair value for option awards granted during 2022 and 2021, respectively, in accordance with FASB Topic ASC 718, excluding the estimate of forfeitures. The assumptions used in valuing these options are described in the Notes 12 to our consolidated financial statements for the year ended December 31, 2022. Compensation will only be realized to the extent the market price of our common stock is greater than the exercise price of such option award.

(5) Represents the grant date fair value of Mr. Smolinski’s stock option award granted on January 3, 2022 to purchase 33,334 shares of Avalo common stock. One-fourth of the shares underlying the stock option would have vested and become exercisable on the first anniversary of the grant date, and the remaining three-fourths were set to vest in equal monthly installments over the following 36 months, subject to Mr. Smolinski’s continuous service to the Company. Pursuant to Mr. Smolinski’s separation agreement effective March 7, 2022, his unvested options that would have vested in the twelve (12) months following his termination date immediately vested and became exercisable. These options, which were subject to Avalo’s standard three (3) month expiration period pursuant to the Company’s Third Amended and Restated 2016 Equity Incentive Plan, expired on June 5, 2022.

(6) The amount listed is comprised of $50,000 one-time appointment bonus paid upon the execution of Mr. Sullivan’s letter agreement on February 18, 2022, which was entered into in connection with Mr. Sullivan’s appointment as Chief Financial Officer.

(7) The amount listed is comprised of severance earned and unused accrued vacation and COBRA paid to Mr. Cola pursuant to his separation agreement. Mr. Cola’s severance provided for continued payment of his base salary for 18 consecutive months, which was earned upon termination effective February 14, 2022 and is payable through August 2023.

(8) The amount listed is comprised of severance earned and unused accrued vacation and COBRA paid to Mr. Smolinski pursuant to his separation agreement. Mr. Smolinski’s severance provided for continued payment of his base salary for 12 months, which was earned upon termination effective March 7, 2022 and is payable through March 2023.

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

Our Board historically has determined our executives’ compensation based on the recommendations of our Compensation Committee, which typically reviews and discusses management’s proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, the Compensation Committee then recommends the compensation for each executive officer to the Board. Our Board, without members of management present, discusses the Compensation Committee’s recommendations and ultimately approves the compensation of our executive officers.

Annual Base Salary

We have entered into employment agreements with each of our Named Executive Officers that establish annual base salaries, which are generally determined, approved and reviewed periodically by our Compensation Committee in order to compensate our Named Executive Officers for the satisfactory performance of our duties to our Company. Annual base salaries are intended to provide a fixed component of compensation to our Named Executive Officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries for our Named Executive Officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent. The following table presents the annual base salaries for each of our Named Executive Officers for 2022, as determined by the Compensation Committee.

Name	2022 Base Salary
Garry Neil, M.D.	$475,000
Christopher Sullivan	$350,000
Michael Cola(1)	$500,000
Stephen Smolinski(2)	$400,000

(1) Mr. Cola’s employment with the Company commenced on February 3, 2020 and ceased on February 14, 2022. The base salary above assumes he was employed for the entirety of 2022.
(2) Mr. Smolinski’s employment with the Company commenced on January 3, 2022 and ceased on March 7, 2022. The base salary above assumes he was employed for the entirety of 2022.

Annual Bonus

Our discretionary bonus plan motivates and rewards our Named Executive Officers for achievements relative to our goals and expectations for each fiscal year. Our Named Executive Officers are eligible to receive discretionary annual bonuses calculated as a target percentage of their annual base salaries, based on our Compensation Committee and Board’s assessment of their individual performance and our Company’s results of operations and financial condition. As recommended by the Compensation Committee and approved by the Board, our Named Executive Officers will receive a bonus relative to achievement of goals for fiscal year 2022 provided they are employed on the date such annual bonus is paid.

Pursuant to their respective separation agreements, Mr. Cola and Mr. Smolinski are eligible to receive their earned 2022 annual bonus based on the achievement of the Company’s goals as recommended by the Compensation Committee and approved by the Board, paid on a prorated basis to reflect the days worked by the executive for the Company in 2022.

Equity-Based Awards

Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our Named Executive Officers. Our Compensation Committee is generally responsible for approving equity grants. Vesting of equity awards is generally tied to continuous service with the Company and serves as an additional retention measure. Our executives are typically awarded an initial grant upon commencement of employment and an annual grant each year. Additional grants may occur periodically in order to specifically incentivize executives.
In April 2016, the Board adopted the 2016 Equity Incentive Plan, which was approved by our stockholders in May 2016 and which was subsequently amended and restated in May 2018 and most recently in August 2019 with the approval of our Board of Directors and stockholders (the “2016 Third Amended Plan”).
The purpose of the 2016 Third Amended Plan is to attract and retain employees, non-employee directors and consultants, and advisors. Our 2016 Third Amended Plan authorizes us to make grants to eligible recipients of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock units and stock-based awards.

Other Compensation

Our Named Executive Officers did not participate in, or otherwise receive any benefits under, any pension or deferred compensation plan sponsored by the Company during fiscal year 2022 or fiscal year 2021. We generally do not provide perquisites or personal benefits to our Named Executive Officers.

Employment Agreements and Potential Payments Upon Certain Events

Garry Neil, M.D.

In connection with Dr. Neil’s appointment as President and Chief Executive Officer, the Company and Dr. Neil entered into a letter agreement dated February 18, 2022 (the “Neil Letter Agreement”), which modified his previously filed employment agreement dated January 30, 2020 (collectively with the Neil Letter Agreement, the “Neil Employment Agreement”). Pursuant to the Neil Letter Agreement, Dr. Neil’s base salary was increased to $475,000 per year, subject to review and adjustment by the Board from time to time, and he is eligible to receive a discretionary annual bonus as determined by the Board or the Compensation Committee of the

Board, in its sole discretion, with a target amount of up to seventy percent (70%) of his base salary, and conditioned on Dr. Neil being employed by the Company on the applicable bonus payment date. Such annual discretionary bonus may be paid, in Dr. Neil’s discretion, in the form of cash or equity award (which equity award, if elected, will be immediately vested), consistent with bonuses paid to executives of similar grade at similarly situated companies in the biotechnology industry, subject to corporate and individual performance. Pursuant to the Neil Letter Agreement, Dr. Neil was also granted a stock option on March 8, 2022 to purchase 83,334 shares of the Company’s common stock, vesting over four years, with a 12-month cliff, such that the first 25% vested on the first anniversary of such grant, and the remainder will vest in equal monthly installments over the following three years, in each case, subject to continued employment with the Company through the applicable vesting date. Dr. Neil is also eligible to participate in the Company’s other employee benefit plans as in effect from time to time on the same basis as are generally made available to the Company’s other senior executives.

Pursuant to the Neil Employment Agreement, Dr. Neil was granted an inducement grant of non-qualified stock options in accordance with Nasdaq Listing Rule 5635(c)(4) to purchase 66,667 shares of common stock. The inducement option grant will vest over four years, with the first 25% of such options vesting on the grant date’s first anniversary, and the remainder vesting in equal monthly installments, provided that Dr. Neil remains an employee of the Company as of each such vesting date.

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

Payments Upon Termination or Change in Control

Pursuant to the Neil Letter Agreement, if Dr. Neil’s employment is terminated by the Company without “Cause” or by Dr. Neil for “Good Reason” (each as defined in his Employment Agreement), in each case subject to each of him timely entering into and not revoking a general release of claims in a form acceptable to the Company, Dr. Neil will be eligible to receive:
(i)certain “Accrued Benefits” (as defined in his Employment Agreement);
(ii)earned but unpaid bonus for the fiscal year preceding the year in which such termination occurs, based upon the achievement of Company goals as determined by the Compensation Committee of the Board, payable when such annual bonuses are paid to other executive employees of the Company;
(iii)continued payment of his base salary as in effect immediately prior to his termination for eighteen consecutive months following such termination;
(iv)the annual bonus earned in the year in which the termination occurs, based upon the achievement of Company goals as determined by the Compensation Committee of the Board, prorated to reflect completed days of employment during such year, payable when such annual bonuses are paid to other executive employees of the Company;
(v)full vesting of options awarded by the Company, in which each will have twelve months from the date of his termination in which to exercise his options; and
(vi)if he timely elects and remains eligible for continued coverage under federal COBRA law or, if applicable, state insurance laws, the Company will pay Dr. Neil’s COBRA or state continuation health insurance premiums until the earliest of (x) the twelve-month anniversary of his termination, (y) expiration of his continuation coverage under COBRA, or (z) the date when he is eligible for substantially equivalent health insurance, in each case subject to certain specified payment practices.

If a termination without cause occurs within six months of a change in control (as defined in the Company’s 2016 Third Amended Plan), the payments pursuant to clauses (i-iii) shall be made promptly after its closing or his termination, whichever is later.

Christopher Sullivan

In connection with Mr. Sullivan’s appointment as Chief Financial Officer, the Company and Mr. Sullivan entered into a letter agreement dated February 18, 2022 (the “Sullivan Letter Agreement”), which modifies his previously filed employment agreement dated September 26, 2019, as amended by a previously filed letter agreement dated April 23, 2020 (collectively with the Sullivan Letter Agreement, the “Sullivan Employment Agreement”). Pursuant to the Sullivan Letter Agreement, Mr. Sullivan’s base salary was increased to $350,000 per year, subject to review and adjustment by the Board from time to time, and he is eligible to receive a discretionary annual bonus as determined by the Board or the Compensation Committee of the Board, in its sole discretion, with a target amount of up to forty percent (40%) of his base salary, and conditioned on Mr. Sullivan being employed by the Company on the applicable bonus payment date. Such annual discretionary bonus may be paid, in Mr. Sullivan’s discretion, in the form of cash or equity award (which for equity award, if elected, will be immediately vested), consistent with bonuses paid to executives of similar grade at similarly situated companies in the biotechnology industry, subject to corporate and individual performance. Mr. Sullivan received a one-time appointment bonus of $50,000. Pursuant to the Sullivan Letter Agreement, Mr. Sullivan was granted a stock option on March 8, 2022 to purchase 33,334 shares of the Company’s common stock, vesting over four years, with a 12-month cliff, such that the first 25% will vest on the first anniversary of such grant, and the remainder will vest in equal monthly installments over the following three years, in each case, subject to continued employment with the Company through the applicable vesting date. Mr. Sullivan is also eligible to participate in the Company’s other employee benefit plans as in effect from time to time on the same basis as are generally made available to the Company’s other senior executives.

Mr. Sullivan’s employment agreement prohibits the disclosure or use of any proprietary or confidential information obtained by him as a result of his employment with the Company. Mr. Sullivan is obligated not to compete with the Company during his employment and for a period of six months following his termination of employment with the Company. In addition, his employment agreement contains restrictions related to the solicitation of, and interference with, customers, vendors and employees of the Company for a period of one year following termination of employment.

Payments Upon Termination or Change in Control

Pursuant to the Sullivan Letter Agreement, if Mr. Sullivan’s employment is terminated by the Company without “Cause” or by Mr. Sullivan for “Good Reason” (each as defined in his Employment Agreement), in each case subject to each of him timely entering into and not revoking a general release of claims in a form acceptable to the Company, Mr. Sullivan will be eligible to receive:
(i)certain “Accrued Benefits” (as defined in his Employment Agreement);
(ii)earned but unpaid bonus for the fiscal year preceding the year in which such termination occurs, based upon the achievement of Company goals as determined by the Compensation Committee of the Board, payable when such annual bonuses are paid to other executive employees of the Company;
(iii)continued payment of his base salary as in effect immediately prior to his termination for twelve consecutive months following such termination;
(iv)the annual bonus earned in the year in which the termination occurs, based upon the achievement of Company goals as determined by the Compensation Committee of the Board, prorated to reflect completed days of employment during such year, payable when such annual bonuses are paid to other executive employees of the Company;
(v)full vesting of options awarded by the Company, in which each will have twelve months from the date of his termination in which to exercise his options; and
(vi)if he timely elects and remains eligible for continued coverage under federal COBRA law or, if applicable, state insurance laws, the Company will pay Dr. Neil’s COBRA or state continuation health insurance premiums until the earliest of (x) the twelve-month anniversary of his termination, (y) expiration of his continuation coverage under COBRA, or (z) the date when he is eligible for substantially equivalent health insurance, in each case subject to certain specified payment practices.

If a termination without cause occurs within six months of a change in control (as defined in the Company’s 2016 Third Amended Plan), the payments pursuant to clauses (i)-(iii) shall be made promptly after its closing or your termination, whichever is later.

Michael Cola

Mr. Cola, our former Chief Executive Officer who was separated from the Company on February 14, 2022, initially entered into an employment agreement with the Company effective February 3, 2020 to serve as the Chief Executive Officer with an annual base salary of $450,000, subject to review and adjustment by the Board from time to time. On March 11, 2020, Mr. Cola and the Company entered into an amendment to his employment agreement in which his base salary in cash was reduced to an annual rate of $35,568, which represented the minimum exempt annual salary. In consideration for the Reduction, on a quarterly basis, the Company granted stock options, which vested immediately, for the purchase of a number of shares of the Company’s common stock with a total value (based on the Black-Scholes valuation methodology) based on a pro rata total annual value of the foregone salary (the “Salary Option”). If the closing stock price per share was below $24.84 on the grant date, then the Salary Option was not granted and instead Mr. Cola received compensation in cash for the given quarter. Pursuant to this agreement, the Company issued Mr. Cola options to purchase an aggregate of 22,130 and 18,808 shares of common stock in 2021 and 2020, respectively. There were no options related to this agreement granted in 2022. Effective January 1, 2021, the Board approved an increase to Mr. Cola’s annual base salary to $500,000.

Mr. Cola was eligible to receive a discretionary annual bonus as determined by our Board or the Compensation Committee, in its sole discretion, with a target amount of up to seventy percent (70%) of his base salary, and conditioned on Mr. Cola being employed by the Company on the applicable bonus payment date. Refer to the “Payments Upon Termination” section below for treatment of Mr. Cola’s bonus that would have otherwise been earned in 2022 upon his separation. Such annual discretionary bonus could be paid in the form of cash or equity awards, consistent with bonuses paid to executives of similar grade at similarly situated companies in the biotechnology industry, subject to corporate and individual performance. Mr. Cola was also eligible for a discretionary annual bonus consisting of restricted stock or options at the discretion of the Board or Compensation Committee. Mr. Cola was eligible to participate in the Company’s other employee benefit plans as in effect from time to time on the same basis as are generally made available to the Company’s other senior executive officers.

The independent directors of the Board approved an inducement grant to Mr. Cola of non-qualified stock options in accordance with Nasdaq Listing Rule 5635(c)(4) to purchase 100,000 shares of the Company’s common stock, which was granted on February 3, 2020. The inducement option grant was set to vest over four years, with one-quarter of such options vesting on the first anniversary of the grant date and the remaining three-quarters of the options vesting in monthly installments over the following 36 months, in each case, subject to continued service with the Company through the applicable vesting date. Refer to the “Payments Upon Termination” section below for treatment of Mr. Cola’s equity awards, including this inducement grant, upon his separation.

Mr. Cola’s employment agreement prohibited the disclosure or use of any proprietary or confidential information obtained by him as a result of his employment with the Company. Mr. Cola was obligated not to compete with the Company during his employment and for a period of one year following his termination of employment with the Company. In addition, his employment agreement contained restrictions related to the solicitation of, and interference with, customers, vendors, and employees of the Company for a period of one year following termination of employment.

Payments Upon Termination

Mr. Cola served as the Company’s Chief Executive Officer effective February 3, 2020, and continued to serve in this role until February 14, 2022. Effective February 14, 2022, the Board terminated the employment of Mr. Cola as Chief Executive Officer. Mr. Cola resigned from the Board effective February 16, 2022. The Company and Mr. Cola entered into a separation and release agreement, which entitles Mr. Cola to certain payments and benefits as described below:

(i)continued payment of his base salary for 18 consecutive months and any unused and accrued vacation pay;
(ii)his earned but unpaid 2021 annual bonus upon the achievement of the Company’s goals as determined by the Compensation Committee of the Board, payable when such annual bonuses were paid to the Company’s existing personnel;
(iii)an annual bonus that would have otherwise been earned in 2022 based on the achievement of the Company’s goals as determined by the Compensation Committee of the Board, paid on a prorated basis to reflect the days worked by Mr. Cola for the Company in 2022, payable when such annual bonuses are paid to the Company’s existing personnel;
(iv)full vesting of options awarded by the Company which shall be exercisable for twelve (12) months following the termination date through February 14, 2023;
(v)if he timely elects and remains eligible for continued coverage under COBRA, the COBRA premiums necessary to continue the health insurance coverage in effect for Mr. Cola and his covered dependents prior to the date of termination, until the earliest of (i) the first anniversary of his termination, (ii) expiration of his continuation coverage under COBRA, or (iii) the date when he is eligible for substantially equivalent health insurance, provided, however, the Company has the right to discontinue the payment of the premium and pay Mr. Cola a lump sum amount equal to the current COBRA premium time the number of months remaining in the relevant period if the Company determines that continued payment of the COBRA premiums is discriminatory under Sections 105(h) and 9815(a)(1) of the Internal Revenue Code.

Stephen Smolinski

Mr. Smolinski entered into an employment agreement with the Company to serve as its Chief Commercial Officer effective January 3, 2022. The offer letter initially provided for an annual base salary of $400,000. Mr. Smolinski was eligible to receive a discretionary annual bonus as determined by our Board or the Compensation Committee, in its sole discretion, with a target amount of up to forty percent (40%) of his base salary, and conditioned on Mr. Smolinski being employed by the Company on the applicable bonus payment date. Refer to the “Payments Upon Termination” section below for treatment of Mr. Smolinski’s bonus that would have otherwise been earned in 2022 upon his separation. Such annual bonus could be paid in the form of cash or equity awards, consistent with the bonuses paid to executives of similar grade at similarly situated companies in the biotechnology industry, subject to corporate and individual performance. Mr. Smolinski was also eligible for a discretionary annual bonus consisting of restricted stock or options at the discretion of the Board or Compensation Committee.

The independent directors of the approved an inducement option grant of non-qualified stock options in accordance with Nasdaq Listing Rule 5635(c)(4) to Mr. Smolinski to purchase 33,334 shares of common stock, which was granted on January 4, 2022. The inducement option grant would have vested over four years, with the first 25% of such option vesting on the first anniversary of the grant date, and the remainder in vesting in equal monthly installments, provided the Mr. Smolinski remained an employee of the Company as of each such vesting date. Mr. Smolinski was also eligible to participate in the Company’s other employee benefit plans in effect from time to time on the same basis as are generally made available to the Company’s other senior executives.

Mr. Smolinski’s employment agreement prohibited the disclosure or use of any proprietary or confidential information obtained by him as a result of his employment with the Company. Mr. Smolinski is obligated not to compete with the Company during his employment and for a period of one year following his termination of employment with the Company. In addition, his employment agreement contains restrictions related to the solicitation of, and interference with, customers, vendors and employees of the Company for a period of one year following termination of employment.

Payments Upon Termination

Mr. Smolinski served as the Company’s Chief Commercial Officer effective January 3, 2022, and continued to serve in this role until March 7, 2022. Effective March 7, 2022, the Board terminated the employment of Mr. Smolinski as Chief Commercial Officer. The Company and Mr. Smolinski entered into a separation and release agreement, which entitles Mr. Smolinski to certain payments and benefits as described below:

(i)twelve (12) months of his base salary as in effect immediately prior to his termination date;
(ii)annual bonus that would have otherwise been earned in 2022 based upon the achievement of Company achievements as determined by the Compensation Committee, paid on a prorated basis to reflect the days worked by Mr. Smolinski for the Company in 2022 and paid at the time the 2022 incentive payments are paid to existing Company personnel;
(iii)all unvested options granted that are subject to time-based vesting that would have otherwise vested in the twelve (12) months following the termination date will vest and become immediately exercisable
(iv)if he timely elects and remains eligible for continued coverage under COBRA, the COBRA premiums necessary to continue the health insurance coverage in effect for Mr. Smolinski, until the earliest of (i) the first anniversary of his termination, (ii) expiration of his continuation coverage under COBRA, or (iii) the date when he is eligible for substantially equivalent health insurance, provided, however, the Company has the right to discontinue the payment of the premium and pay Mr. Smolinski a lump sum amount equal to the current COBRA premium time the number of months remaining in the relevant period if the Company determines that continued payment of the COBRA premiums is discriminatory under Sections 105(h) and 9815(a)(1) of the Internal Revenue Code.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows for the fiscal year ended December 31, 2022, certain information regarding outstanding equity awards at fiscal year-end for each of the Named Executive Officers.

Name	Grant Date	Award Type	Unexercised Options Exercisable (#)	Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Garry Neil, M.D.	2/3/2020	Stock Option(1)	47,224	19,443	$47.76	2/3/2030
	1/26/2021	Stock Option(1)	10,390	11,278	$39.84	1/26/2031
	3/8/2022	Stock Option(1)	—	83,334	$8.40	3/8/2032
	10/5/2022	Stock Option(2)	—	75,000	$3.97	10/5/2032

Christopher Sullivan	5/1/2018	Stock Option(1)	3,334	—	$46.56	5/1/2028
	4/1/2019	Stock Option(1)	3,824	344	$74.64	4/1/2029
	4/9/2020	Stock Option(1)	5,004	2,497	$30.84	4/9/2030
	1/26/2021	Stock Option(1)	4,392	4,776	$39.84	1/26/2031
	3/8/2022	Stock Option(1)	—	33,335	$8.40	3/8/2032
	3/8/2022	Stock Option(2)	—	4,167	$8.40	3/8/2032
	10/5/2022	Stock Option(2)	—	25,000	$3.97	10/5/2032

Michael Cola	2/3/2020	Stock Option(3)	100,000	—	$47.76	2/14/2023
	6/18/2020	Stock Option(4)	7,027	—	$30.12	2/14/2023
	7/1/2020	Stock Option(4)	5,391	—	$30.72	2/14/2023
	10/1/2020	Stock Option(4)	6,390	—	$26.88	2/14/2023
	1/4/2021	Stock Option(4)	5,401	—	$31.68	2/14/2023
	1/26/2021	Stock Option(3)	70,834	—	$39.84	2/14/2023
	4/1/2021	Stock Option(4)	5,907	—	$36.60	2/14/2023
	7/1/2021	Stock Option(4)	4,312	—	$40.68	2/14/2023
	10/1/2021	Stock Option(4)	6,510	—	$27.00	2/14/2023

Stephen Smolinski	1/4/2022	Stock Option(5)	—	—	$20.40	6/7/2022(5)

(1) One-fourth of the shares underlying the stock option shall vest and become exercisable on the first anniversary of the grant date, and the remaining three-fourths vest in equal monthly installments over the following 36 months, subject to the respective grantee providing continuous services to the Company.

(2) The shares underlying the stock option shall vest 100% on the first anniversary of the grant date.

(3) One-fourth of the shares underlying the stock option vested and became exercisable on the first anniversary of the grant date, and the remaining three-fourths were set to vest in equal monthly installments over the following 36 months, subject to the grantee providing continuous service to the Company. Pursuant to Mr. Cola’s separation agreement effective February 14, 2022, his outstanding stock options vested immediately and were exercisable through February 14, 2023.

(4) This stock option vested in full on the grant date. Pursuant to Mr. Cola’s separation agreement effective February 14, 2022, his outstanding stock options vested immediately and were exercisable through February 14, 2023.

(5) On January 3, 2022, the Company granted Mr. Smolinski a stock option award to purchase 33,334 shares of Avalo common stock. One-fourth of the shares underlying the stock option would have vested and become exercisable on the first anniversary of the grant date, and the remaining three-fourths were set to vest in equal monthly installments over the following 36 months, subject to Mr. Smolinski’s continuous service to the Company. Pursuant to Mr. Smolinski’s separation agreement effective March 7, 2022, his unvested stock options that would have vested in the twelve (12) months following his termination date immediately vested and became exercisable. These options, which were subject to Avalo’s standard three (3) month expiration period pursuant to the Company’s Third Amended and Restated Equity Incentive Plan, expired on June 7, 2022.

DIRECTOR COMPENSATION

After consultation with an independent compensation consultant, our Board approved a compensation policy for our non-employee directors that became effective upon the closing of our initial public offering. After consultation with an independent, external compensation consultant, Radford, an Aon Company (“Aon Radford”), the policy was most recently amended in 2022 and further amended in January 2022 to fix clerical errors. The policy provides for the following compensation to our non-employee directors:
•The chair of our Board (if not an employee director) receives an annual fee of $70,000 and each other non-employee director receives $40,000;
•The chair of our Audit Committee receives an annual fee of $15,000 and each other member receives $7,500;
•The chair of our Compensation Committee receives an annual fee of $10,000 and each other member receives $5,000;
•The chair of our Nominating and Corporate Governance Committee receives an annual fee of $8,000 and each other member receives $4,000;
•The chair of our Science and Technology Advisory Committee receives an annual fee of $15,000 and each other member receives $7,500; and
•Each non-employee director is entitled to (i) an initial grant of stock options to purchase 6,667 shares of our common stock and (ii) an annual grant of options to purchase 3,334 shares of our common stock under the Third Amended and Restated 2016 Equity Incentive Plan (the “2016 Amended Plan”). The initial grant vests in three substantially equal annual installments over three years commencing on the first anniversary of the grant date. Each annual grant vests in full on the first anniversary of the grant date, in each case, subject to continued service from the date of grant until the applicable vesting dates.

Each non-employee director may make an election to receive all or part of his or her annual cash compensation in the form of the Company’s common stock. Elections must be made in multiples of 5% of an Eligible Director’s (as defined in the 2016 Amended Plan) aggregate cash retainer. The stock options will be granted on the date on which the cash would have otherwise been paid, with an exercise price per share equal to the last reported sale price of the common stock on the Nasdaq Capital Market on the date of grant or, if such grant date is not a trading date, on the last trading date prior to the grant date, and with a term of ten years from the date of grant (subject to earlier termination in connection with a termination of service). The actual number of shares subject to the stock options will be determined so that the options have a “fair value” on the date of grant, using a Black-Scholes or binomial valuation model consistent with the methodology.

All fees under the director compensation policy are paid on a quarterly basis and no per meeting fees are paid. The Company reimburses non-employee directors for reasonable expenses incurred in connection with attending Board and committee meetings.

The following table sets forth information regarding the total compensation paid to the Company’s non-employee directors in 2022. The compensation amounts presented in the table below are historical and are not indicative of the amounts the Company may pay directors in the future. Directors who are also Company employees receive no additional compensation for their services as directors and are not included in the table below.

Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	Other Compensation ($)	Total ($)	Option Awards Held at December 31, 2022 (#)
Current Non-Employee Directors:
June Almenoff, M.D., Ph.D.	$53,100	$18,459	$—	$71,559	11,689
Mitchell Chan	$60,000	$12,559	$—	$72,559	10,001
Gilla Kaplan, Ph.D.	$22,500	$50,059	$—	$72,559	23,752
Magnus Persson, M.D., Ph.D.	$36,500	$49,059	$—	$85,559	37,017
Former Non-Employee Directors:
Steven Boyd(3)	$—	$—	$—	$—	—
Suzanne Bruhn, Ph.D.(4)	$—	$—	$27,363	$27,363	10,161
Phil Gutry(5)	$—	$—	$31,011	$31,011	18,841
Keith Maher, M.D.(6)	$—	$—	$—	$—	—
Joseph Miller(7)	$8,242	$10,000	$—	$18,242	—

(1) The amounts shown in this column reflect cash fees earned for services rendered in fiscal year 2022.

(2) The amounts shown in this column represent the aggregate grant date fair value of stock options granted in fiscal year 2022 computed in accordance with ASC 718, Compensation–Stock Compensation. Compensation will only be realized to the extent the market price of our common stock is greater than the exercise price of such option award. The assumptions used in valuing these options are described in Note 12 to our consolidated financial statements for the year ended December 31, 2022.

(3) Mr. Boyd elected to forego board compensation. He served on our Board of Directors from May 2017 until August 8, 2022 and as Chairman of our Board of Directors from December 14, 2021 until August 8, 2022.

(4) Dr. Bruhn served on the Board from April 2020 until November 10, 2021. In connection with her resignation and pursuant to the Cooperation Agreement the Company entered into with Armistice, the Company accelerated the vesting of her outstanding stock options as if Dr. Bruhn had served her full board term and extended the exercise period of her options until the second anniversary of her resignation. Additionally, Dr. Bruhn received compensation as if she had served the full board term (through the 2022 Annual Meeting) held on June 14, 2022, which is shown in the “Other Compensation” column.

(5) Mr. Gutry served on the Board from April 2015 until December 1, 2021. In connection with his resignation and pursuant to a Cooperation Agreement the Company entered into with Armistice, the Company accelerated the vesting of his outstanding stock options as if Mr. Gutry had served his full board term and extended the exercise period of his options until the second anniversary of his resignation. Additionally, Mr. Gutry received compensation as if he had served the full board term (through the 2022 Annual Meeting held on June 14, 2022), which is shown in the “Other Compensation” column.

(6) Dr. Maher elected to forego board compensation. He served on our Board of Directors from October 2021 until August 8, 2022.

(7) Mr. Miller served on our Board of Directors from April 2020 until June 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains certain information with respect to our equity compensation plan in effect as of December 31, 2022:

	(A)		(B)	(C)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (#)		Weighted-Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans, excluding securities reflected in column (A) (#)
Equity compensation plans approved by stockholders	1,242,234		$26.11	204,290	(1)
Equity compensation plans not approved by stockholders	186,633	(2)	$47.44	—
Total	1,428,867		$28.90	204,290

(1) Reflects shares of common stock available for future issuance under our Third Amended and Restated 2016 Equity Incentive Plan at December 31, 2022 (the “2016 Third Amended Plan”). During the term of the 2016 Third Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year ending on (and including) January 1, 2026, by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. On January 1, 2023, pursuant to the terms of the 2016 Third Amended and Restated Plan, an additional 377,221 shares were made available for issuance.

(2) Consists of shares of common stock issuable upon exercise of outstanding stock options granted pursuant to the Nasdaq inducement grant exception as a component of employment compensation for employees. The inducement grants were made as an inducement material to employees entering employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as otherwise indicated, the following table sets forth information regarding the ownership of the Company’s common stock as of February 15, 2023 by: (i) each director; (ii) each of our Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all other parties known by the Company to be beneficial owners of more than five percent of its common stock.

Applicable percentage ownership is based on 13,200,535 shares of our common stock outstanding as of February 15, 2023, together with applicable options and warrants, as the case may be, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on voting and investment power with respect to shares. Common stock subject to options and warrants that are currently exercisable, or exercisable within 60 days after February 15, 2023, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed stockholder is c/o Avalo Therapeutics, Inc., 540 Gaither Road, Suite 400, Rockville, Maryland 20850.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total
5% Stockholders:
Armistice Capital Master Fund Ltd. (2)	4,782,703	35.34%
Caissa Capital Management Ltd (3)	1,393,671	10.56%
Venrock (4)	1,352,365	9.98%
Great Point Partners, LLC (5)	974,639	7.11%

Directors and Named Executive Officers:
June Almenoff, M.D., Ph.D. (6)	3,911	*
Mitchell Chan (7)	2,233	*
Gilla Kaplan, Ph.D. (8)	19,029	*
Garry Neil, M.D. (9)	96,317	*
Magnus Persson, M.D., Ph.D. (10)	33,683	*
Christopher Sullivan (11)	32,043	*
Michael Cola (12)	14,646	*
Stephen Smolinski (13)	—	*

All current executive officers and directors as a group	187,206	1.40%

*Less than one percent.

(1) This table is based upon information supplied by our executive officers, directors, and principal stockholders, and on ownership reports filed by those persons with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2) Based on a Schedule 13D and Form 4 filed with the SEC on February 9, 2023 by Armistice Capital LLC (“Armistice”). Consists of (i) 4,449,369 shares of common stock and (ii) 333,334 shares of common stock issuable upon the exercise of outstanding warrants currently exercisable or exercisable within 60 days after February 15, 2023 all held directly by Armistice Capital Master Fund, Ltd. (“Armistice Master”) and may be deemed to be indirectly beneficially owned by Armistice, as the investment manager of Armistice

Master. The share numbers in the preceding sentence represent the maximum number of shares of common stock issuable upon the exercise of warrants held by Armistice as a result of the blocker provision described in the following sentence and therefore does not include warrants to purchase up to an additional 450,000 shares of common stock pursuant to the warrants issued in February 2023. The February 2023 warrants held by Armistice provide that the holder will not have a right to exercise the warrants for common stock if, as a result of such exercise, the holder, together with its affiliates and other attribution parties, would exceed 4.99% beneficial ownership of the number of shares of common stock outstanding immediately after giving effect to the issuance of the shares of common stock being exercised. Steven J. Boyd is the managing member of Armistice and a director of Armistice Master and may be deemed to have voting and investment power with respect to the securities held by Armistice. Mr. Boyd served on our Board of Directors through August 8, 2022 and holds 34,370 shares of common stock that he has sole dispositive and voting power over. Armistice’s and Mr. Boyd’s address is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

(3) Based on a Schedule 13G filed with the SEC on February 14, 2023 by Cambyz Golestaneh and Caissa Capital Management Ltd. Consists of (i) 182,300 shares of common stock held directly by Mr. Golestaneh and (ii) 1,211,371 shares of common stock held by Caissa Capital Management Ltd, a British Virgin Islands company controlled by Mr. Golestaneh. Caissa Capital Management Ltd and Mr. Golestaneh’s and address is Palm Grove House Wickhams Cay 1 Road Town, Tortola, British Virgin Islands VG1110.

(4) Based on Schedule 13G filed with the SEC on February 17, 2023 by Venrock Healthcare Capital Partners III, L.P., VHCP Co-Investment Holdings III, LLC, Venrock Healthcare Capital Partners EG, L.P., VHCP Management III, LLC, VHCP Management EG, LLC, Nimish Shah and Bong Koh (collectively, “Venrock”). Consists of (i) 1,000,000 shares of common stock and (ii) 352,285 shares of common stock issuable upon the exercise of outstanding warrants currently exercisable or exercisable within 60 days all held indirectly by Venrock. The share numbers in the preceding sentence represent the maximum number of shares of common stock issuable upon the exercise of warrants held by Venrock as a result of the blocker provision described in the following sentence and therefore does not include warrants to purchase up to an additional 647,715 shares of common stock pursuant to the warrants issued in February 2023. The February 2023 warrants held by Venrock provide that the holder will not have a right to exercise the warrants for common stock if, as a result of such exercise, the holder, together with its affiliates and other attribution parties, would exceed 9.99% beneficial ownership of the number of shares of common stock outstanding immediately after giving effect to the issuance of the shares of common stock being exercised. The address of the principal business office of Venrock is 3340 Hillview Avenue, Palo Alto, California 94304.

(5) Based on a Schedule 13G filed with the SEC on February 13, 2023 by Great Point Partners, LLC, Dr. Jeffrey R. Jay, M.D. and Mr. Ortav Yehudai (collectively, “Great Point Partners”). Consists of (i) 474,639 shares of common stock and (ii) 500,000 shares of common stock issuable upon the exercise of outstanding warrants currently exercisable or exercisable within 60 days after February 15, 2023, all held indirectly by Great Point Partners. The share numbers in the preceding sentence represent the maximum number of shares of common stock issuable upon the exercise of warrants held by Great Point Partners as a result of the blocker provision described in the following sentence and therefore includes warrants to purchase up to an additional 500,000 shares of common stock pursuant to the warrants issued in February 2023. The warrants held by Great Point Partners provide that the holder will not have a right to exercise the warrants for common stock if, as a result of the exercise, the holder, together with its affiliates and other attribution parties, would exceed 9.99% beneficial ownership of the number of shares of common stock outstanding immediately after giving effect to the issuance of the shares of common stock being exercised. The address of the principal business office of Great Point Partners is 165 Mason Street, 3rd Floor, Greenwich, CT 06830.

(6) Consists of 3,911 shares issuable to Dr. Almenoff upon the exercise of options currently exercisable or exercisable with 60 days after February 15, 2023.

(7) Consists of 2,223 shares issuable to Mr. Chan upon the exercise of options currently exercisable or exercisable with 60 days after February 15, 2023.

(8) Consists of 19,029 shares issuable to Dr. Kaplan upon the exercise of options currently exercisable or exercisable within 60 days after February 15, 2023.

(9) Consists of (i) 9,220 shares of common stock held by Dr. Neil and (ii) 87,097 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days after February 15, 2023.

(10) Consists of 33,683 shares issuable to Dr. Persson upon the exercise of options currently exercisable or exercisable within 60 days after February 15, 2023.

(11) Consists of (i) 751 shares of common stock held by Mr. Sullivan and (ii) 31,292 shares issuable upon the exercise of options currently exercisable or exercisable with 60 days after February 15, 2023.

(12) Consists of 14,646 shares of common stock held by Mr. Cola based on Form 4 filed on June 11, 2020. Mr. Cola previously served as our Chief Executive Officer. Mr. Cola’s employment ceased on February 14, 2022.

(13) Mr. Smolinski previously served as our Chief Commercial Officer. Mr. Smolinski’s employment ceased on March 7, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

RELATED PERSON TRANSACTIONS POLICY AND PROCEDURES

In 2015, in connection with our initial public offering, our Board adopted a written related person transaction policy to set forth policies and procedures for the review and approval or ratification of related person transactions. The policy was amended on November 5, 2021. This policy covers any transaction, including, for the avoidance of doubt, transactions constituting a sale or conveyance of stock and/or stock derivatives, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company is, was or will be a participant, and the amount involved exceeds $120,000 with one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person.”

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

The Audit Committee, in approving or rejecting any related person transactions involving the sale and/or conveyance of the Company’s stock or stock derivatives to a significant shareholder holding 20% or more of (a) any class of the Company’s voting securities, or (b) the Company’s voting power, or their immediate family member and/or affiliates, shall consider whether such transaction involves a change of control.

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

CERTAIN RELATED PERSON TRANSACTIONS

The following sets forth all transactions since January 1, 2021 to which the Company has been or is a participant, including currently proposed transactions, in which the amount involved in the transaction exceeds $120,000 and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing the household with any of these individuals, had or has a direct or indirect material interest.

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

Financings with Related Party Participation

Q1 2023 Equity Financing

On February 7, 2023, the Company closed an underwritten public offering of 3,770,000 shares of its common stock and warrants to purchase 3,770,000 shares of common stock for net proceeds of $13.7 million. The warrants have a one-year term and an exercise price of $5.00 per share. Armistice participated in the offering by purchasing 450,000 shares of common stock and 450,000 warrants, on the same terms as all other investors. Certain affiliates of Nantahala Capital Management LLC (collectively “Nantahala”) and Point72 Asset Management, L.P., which each beneficially owned greater than 5% of the Company’s outstanding common stock at the time of the offering, participated in the offering on the same terms as all other investors.

2021 Financings

On September 17, 2021, the Company closed an underwritten public offering of 1.2 million shares of its common stock for net proceeds of $29.0 million. Armistice participated in the offering by purchasing 0.5 million shares of common stock, on the same terms as all other investors. Certain affiliates of Nantahala, which beneficially owned greater than 5% of the Company's outstanding common stock at the time of the offering, participated in the offering on the same terms as all other investors.

In January 2021, the Company closed an underwritten public offering of 1.2 million shares of its common stock and 139,747 pre-funded warrants for net proceeds of $37.7 million. Armistice participated in the offering by purchasing 0.2 million shares of common stock, on the same terms as all other investors. Nantahala participated in the offering by purchasing 0.1 million shares of common stock, on the same terms as all other investors. Nantahala also purchased pre-funded warrants to purchase up to 139,747 shares of common stock at a purchase price of $31.188, which represents the per share public offering price for the common stock less the $0.012 per share exercise price for each pre-funded warrant. The holder will not be entitled to exercise any portion of any pre-funded warrant if the holder’s ownership of the Company’s common stock would exceed 9.99% following such exercise. During 2021, Nantahala exercised 25,740 of the pre-funded warrants. As of December 31, 2022, 114,007 pre-funded warrants were outstanding.

Cooperation Agreement

On November 4, 2021, the Company entered into a Cooperation Agreement with Armistice, which, together with its affiliates, is a significant stockholder of the Company and whose chief investment officer, Steven Boyd and managing director, Keith Maher, were former members of the Board. Pursuant to the Cooperation Agreement, the Company agreed to take all necessary action to appoint Dr. June Almenoff to the Board no later than four (4) business days of the Effective Date of the Cooperation Agreement and appoint a second independent director, who is qualified to serve on the Audit Committee and who is not associated with Armistice. Pursuant to the Cooperation Agreement, Dr. Almenoff was appointed to the Board, effective November 10, 2021. On December 1, 2021, Mitchell

Chan was appointed to the Board. In connection with the Cooperation Agreement, the Company accepted the resignations of Dr. Suzanne Bruhn effective November 4, 2021 and Mr. Phil Gutry effective December 1, 2021.

Pursuant to the Cooperation Agreement, the Company agreed that the Board would appoint Dr. Almenoff to each of the Nominating and Governance Committee and Audit Committee of the Board, that Mr. Gutry would step down from the Nominating and Governance Committee and that Dr. Magnus Persson would be appointed as the Chairman of the Nominating and Governance Committee and as the Board’s Lead Independent Director. In addition, the Company agreed to hold a frequency of say-on-pay and a say-on-pay vote at its 2022 annual meeting of stockholders. In connection with their resignations, the Company agreed to accelerate the vesting of the outstanding stock options as if Dr. Bruhn and Mr. Gutry had served out their full term, pay them compensation as if they had served out their full term and to extend the exercise period of their options until the second anniversary of their resignations.

Pursuant to the Cooperation Agreement, Armistice agreed to certain customary standstill provisions prohibiting it from, among other things, soliciting proxies and exercising certain stockholder rights through the date that is immediately following the Company’s 2022 annual meeting of stockholders.

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

Sale of Future Economic Rights

In November 2022, Avalo closed a purchase agreement (the “Asset Purchase Agreement”) with ES Therapeutics, LLC (“ES”) for upfront proceeds of $5.0 million, pursuant to which the Company (i) sold to ES all of the Company’s (a) rights to any milestone payments, under the Asset Purchase Agreement, dated August 14, 2017, by and between the Company and Janssen Pharmaceutics, Inc. (relating to AVTX-501), and (b) any future milestone and royalty payments under the License Agreement, dated July 29, 2022, by and between Apollo AP43 Limited and the Company (relating to AVTX-007), and (ii) waived all rights, including payments due to the Company from ES, under the Assignment of the License Agreement dated August 8, 2019 (relating to AVTX-611), by and among the Company, ES and Armistice Capital LLC (“Armistice”), which is a significant stockholder of the Company and whose chief investment officer, Steven Boyd, and managing director, Keith Maher, served on Avalo’s Board until August 8, 2022 (the “ES Transaction”). The ES Transaction was approved in accordance with Avalo’s related party transaction policy.

AVTX-406 License Assignment

On June 9, 2021, the Company assigned its rights, title, interest, and obligations under an in-license covering its non-core asset, AVTX-406, to ES, a wholly-owned subsidiary of Armistice. The transaction with ES was approved in accordance with Avalo’s related party transaction policy.

Under the assignment agreement, the Company received a low-six-digit upfront payment from ES. The Company is also eligible to receive up to an aggregate of $6.0 million based on the achievement of specified development and regulatory milestones. Upon commercialization, the Company is eligible to receive sales-based milestone payments aggregating up to $20.0 million tied to annual net sales targets. ES is fully responsible for the development and commercialization of the program.

DIRECTOR INDEPENDENCE

After review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following directors are independent directors within the meaning of the applicable Nasdaq listing standards and the independence criteria set forth in our Corporate Governance Guidelines: Dr. Almenoff, Mr. Chan, Dr. Kaplan and Dr. Persson. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company.

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

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2022 and 2021, by Ernst & Young LLP (“EY”), the Company’s principal accountant. All fees described below were pre-approved by the Audit Committee.

	Fiscal Year Ended December 31,
	2022	2021
Audit fees(1)	$670,000	$775,000
Audit-related fees(2)	18,000	18,000
Tax fees(3)	—	74,609
All other fees(4)	—	1,995
Total	$688,000	$869,604

(1) Audit fees consisted of audit work performed in the audit of our financial statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, such as accounting consultations billed as audit services, and consents and assistance with and review of documents filed with the SEC.

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

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, EY. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of non-audit services by EY is compatible with maintaining the principal accountant’s independence for the period of time during which it has served as our independent auditor.

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

3.1.4
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, dated July 5, 2022 and effective July 7, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 7, 2022).

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

4.15	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 3, 2023).

4.16	Description of Registered Securities (incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K filed on March 2, 2022).

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

10.4 +	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A filed on September 8, 2015).

10.5	Non-Employee Director Compensation Policy, amended January 24, 2022 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on March 2, 2022).

10.6	Non-Employee Director Compensation Policy, amended January 10, 2016 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on March 23, 2016).

10.7 +	Cerecor Inc. 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 20, 2016).

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

10.57+
Letter Agreement, dated February 18, 2022, by and between Avalo Therapeutics, Inc. and Garry Neil (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 18, 2022).

10.58+
Letter Agreement, dated February 18, 2022, by and between Avalo Therapeutics, Inc. and Christopher Sullivan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 18, 2022).

10.59*
License Agreement, dated July 29, 2022, by and between Apollo AP43 Limited and Avalo Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 7, 2022).

10.60	Waiver, dated August 11, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2022).

10.61*
Purchase Agreement, dated November 4, 2022, by and between ES Therapeutics, LLC and Avalo Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 7, 2022).

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on March 2, 2022).

23.1 ‡	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1 ‡	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 ‡	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 # ‡	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in inline XBRL (included in Exhibit 101).

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
Date: March 29, 2023

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Garry Neil, M.D.	President and Chief Executive Officer, Chairman of the Board of Directors and Director	March 29, 2023
Garry Neil, M.D.	(Principal Executive Officer)

/s/ Christopher Sullivan	Chief Financial Officer	March 29, 2023
Christopher Sullivan	(Principal Financial and Accounting Officer)

/s/ June Almenoff, M.D., Ph.D.	Director	March 29, 2023
June Almenoff, M.D., Ph.D.

/s/ Mitchell Chan	Director	March 29, 2023
Mitchell Chan

/s/ Gilla Kaplan, Ph.D.	Director	March 29, 2023
Gilla Kaplan, Ph.D.

/s/ Magnus Persson, M.D., Ph.D	Director	March 29, 2023
Magnus Persson, M.D., Ph.D

AVALO THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Avalo Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avalo Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit) equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgements. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Derivative Instrument
Description of the Matter
As more fully described in Note 5 of the consolidated financial statements, as of December 31, 2022, the Company recorded a $4.8 million derivative liability related to future milestone payments and measured at fair value. To determine the fair value of the derivative liability the Company applied a combination of a scenario-based method and an option pricing method using observable and unobservable market data for inputs, including the estimated amount and timing of the projected payments, the probability of each milestone’s success and the discount rate.

Auditing management’s estimate of the fair value of the derivative liability involved subjective auditor judgment because the fair value calculations were sensitive to changes in assumptions described above, and certain inputs used in the determination of the fair value were based on unobservable data, including, but not limited to, the estimated amount and timing of the projected payments, the probability of each milestone’s success and the discount rate.

How We Addressed the Matter in Our Audit
Our audit procedures included, among others, evaluating the methodology used in the valuation model and the significant assumptions described above. We compared the significant assumptions to current industry and market trends, to other guideline companies within the same industry, and to other relevant data. We involved our valuation specialists to assist in the evaluation including to assess whether the methodology used in developing the estimate was consistent with valuation practice given the characteristics of the derivative being measured and to develop an independent valuation of the instrument. We also analyzed certain of the significant assumptions, including the discount rate and probability of each milestone’s success, to evaluate the change in the fair value that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Tysons, Virginia
March 29, 2023

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$13,172	$54,585
Accounts receivable, net	—	1,060
Other receivables	1,919	3,739
Inventory, net	20	38
Prepaid expenses and other current assets	1,290	2,372
Restricted cash, current portion	15	51
Total current assets	16,416	61,845
Property and equipment, net	2,411	2,695
Other long-term asset	—	1,000
Intangible assets, net	—	38
Goodwill	14,409	14,409
Restricted cash, net of current portion	131	227
Total assets	$33,367	$80,214
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,882	$3,369
Deferred revenue	88	—
Accrued expenses and other current liabilities	13,214	16,519
Notes payable, current	5,930	—
Total current liabilities	22,114	19,888
Notes payable, non-current	13,486	32,833
Royalty obligation	2,000	2,000
Deferred tax liability, net	141	113
Derivative liability	4,830	—
Other long-term liabilities	1,711	2,298
Total liabilities	44,282	57,132
Stockholders’ (deficit) equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at December 31, 2022 and 2021; 9,430,535 and 9,399,517 shares issued and outstanding at December 31, 2022 and 2021, respectively[1]	9	9
Additional paid-in capital[1]	292,900	285,239
Accumulated deficit	(303,824)	(262,166)
Total stockholders’ (deficit) equity	(10,915)	23,082
Total liabilities and stockholders’ (deficit) equity	$33,367	$80,214

1 Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-12 reverse stock split effected on July 7, 2022. See Note 1 for details.

See accompanying notes to the consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021
Revenues:
Product revenue, net	$3,364	$4,773
License and other revenue	14,687	625
Total revenues, net	18,051	5,398

Operating expenses:
Cost of product sales	3,434	1,491
Research and development	31,308	59,835
Selling, general and administrative	20,711	24,658
Amortization expense	38	1,548
Total operating expenses	55,491	87,532
	(37,440)	(82,134)
Other expense:
Interest expense, net	(4,170)	(2,391)
Other expense, net	(20)	(20)
Total other expense, net from continuing operations	(4,190)	(2,411)
Loss from continuing operations before income taxes	(41,630)	(84,545)
Income tax expense (benefit)	28	(196)
Loss from continuing operations	(41,658)	(84,349)
Loss from discontinued operations	—	(27)
Net loss	$(41,658)	$(84,376)

Net (loss) income per share of common stock, basic and diluted[1]:
Continuing operations	$(4.43)	$(9.95)
Discontinued operations	—	0.00
Net loss per share of common stock, basic and diluted	$(4.43)	$(9.95)

Net (loss) income per share of preferred stock, basic and diluted[1]:
Continuing operations		$(4.15)
Discontinued operations		—
Net loss per share of preferred stock, basic and diluted		$(4.15)

1 Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-12 reverse stock split effected on July 7, 2022. See Note 1 for details.

See accompanying notes to the consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(In thousands, except share amounts)

					Additional		Total
	Common stock		Preferred Stock		paid‑in	Accumulated	stockholders’
	Shares[1]	Amount[1]	Shares	Amount	capital[1]	deficit	(deficit) equity
Balance, December 31, 2020	6,250,344	$6	1,257,143	$1	$202,345	$(177,790)	$24,562
Issuance of shares of common stock and pre-funded warrants in underwritten public offering, net	1,164,323	1	—	—	37,652	—	37,653
Issuance of common stock in underwritten public offering, net	1,192,407	1	—	—	29,045	—	29,046
Issuance of common shares pursuant to ATM Program, net	166,667	—	—	—	5,230	—	5,230
Issuance of equity classified warrants related to venture debt financing agreement	—	—	—	—	861	—	861
Conversion of preferred stock to common stock	523,810	1	(1,257,143)	(1)	1	—	1
Exercise of stock options	48,385	—	—	—	1,567	—	1,567
Exercise of pre-funded warrants	25,725	—	—	—	—	—	—
Shares purchased through employee stock purchase plan	15,808	—	—	—	366	—	366
Restricted stock units vested during period	12,049	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,172	—	8,172
Net loss	—	—	—	—	—	(84,376)	(84,376)
Balance, December 31, 2021	9,399,518	$9	—	$—	$285,239	$(262,166)	$23,082
Issuance of common shares pursuant to ATM Program, net	5,438	—	—	—	34	—	34
Restricted stock units vested during period	938	—	—	—	—	—	—
Shares purchased through employee stock purchase plan	16,261	—	—	—	73	—	73
Impact of reverse stock split fractional share round-up	8,380	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,554	—	7,554
Net loss	—	—	—	—	—	(41,658)	(41,658)
Balance, December 31, 2022	9,430,535	$9	—	$—	$292,900	$(303,824)	$(10,915)

1 Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-12 reverse stock split effected on July 7, 2022. See Note 1 for details.

See accompanying notes to the consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(41,658)	$(84,376)
Adjustments to reconcile net loss used in operating activities:
Stock-based compensation	7,554	8,172
Depreciation and amortization	166	1,657
Accretion of debt discount	1,389	794
Allowance for other long-term asset	1,000	—
Deferred taxes	28	22
Changes in assets and liabilities:
Accounts receivable, net	1,060	1,117
Other receivables	1,820	(1,531)
Other long-term asset	—	(1,000)
Inventory, net	18	(35)
Prepaid expenses and other assets	1,082	287
Accounts payable	(487)	796
Income taxes payable	—	—
Deferred revenue	88	—
Accrued expenses and other liabilities, excluding lease liability	(3,632)	3,250
Lease liability, net	(9)	(45)
Derivative liability	4,830	—
Net cash used in operating activities	(26,751)	(70,892)
Investing activities
Purchase of property and equipment	(95)	(113)
Net cash used in investing activities	(95)	(113)
Financing activities
Proceeds from issuance of common stock and pre-funded warrants in underwritten public offering, net	—	37,653
Proceeds from Notes and warrants, net of debt issuance costs paid	—	32,900
Prepayment on Notes	(14,806)	—
Proceeds from issuance of common stock in underwritten public offering, net	—	29,046
Proceeds from common stock pursuant to ATM Program, net	34	5,230
Proceeds from exercise of stock options	—	1,567
Proceeds from issuance of common stock under employee stock purchase plan	73	366
Net cash (used in) provided by financing activities	(14,699)	106,762
(Decrease) increase in cash, cash equivalents, and restricted cash	(41,545)	35,757
Cash, cash equivalents, and restricted cash at beginning of period	54,863	19,106
Cash, cash equivalents, and restricted cash at end of period	$13,318	$54,863
Supplemental disclosures of cash flow information
Cash paid for interest	$2,931	$1,585
Cash paid for taxes	$—	$—

Supplemental disclosures of non-cash activities
Leased asset obtained in exchange for new operating lease liability	$—	$1,373

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2022	2021

Cash and cash equivalents	$13,172	$54,585
Restricted cash, current	15	51
Restricted cash, non-current	131	227
Total cash, cash equivalents and restricted cash	$13,318	$54,863

See accompanying notes to the consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2022 and 2021

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

On July 7, 2022, Avalo effected a 1-for-12 reverse stock split of the outstanding shares of the Company’s common stock. The Company retroactively applied the reverse stock split to common share and per share amounts for periods prior to July 7, 2022, including the consolidated financial statements for the year ended December 31, 2021. Additionally, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately. Avalo retroactively applied such adjustments in the notes to consolidated financial statements for periods presented prior to July 7, 2022, including the year ended December 31, 2021. The reverse stock split did not reduce the number of authorized shares of common and preferred stock and did not alter the par value.

Liquidity

In order to meet its cash flow needs, the Company applies a disciplined decision-making methodology as it evaluates the optimal allocation of the Company’ resources between investing in its existing pipeline assets and acquisitions or in-licensing of new assets. As of December 31, 2022, Avalo had $13.2 million in cash and cash equivalents. For the year ended December 31, 2022, Avalo generated a net loss of $41.7 million and negative cash flows from operations of $26.8 million. As of December 31, 2022, Avalo had an accumulated deficit of $303.8 million.

On February 7, 2023, the Company closed an underwritten public offering of 3,770,000 shares of its common stock and warrants to purchase up to an aggregate 3,770,000 shares of common stock resulting in net proceeds of approximately $13.7 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. The warrants were immediately exercisable at an exercise price of $5.00 per share and are exercisable for one year from the issuance date.

In 2022, Avalo received $19.5 million of upfront payments from business development transactions, including the out-license of AVTX-007 for $14.5 million of upfront consideration. In the second quarter of 2022, the Company made a $15.0 million partial prepayment on the notes issued under its venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”) and Powerscourt Investments XXV, LP (“Powerscourt”, and together with Horizon, the “Lenders”), as collectively agreed upon with the Lenders. Avalo might consider additional prepayments prior to principal loan amounts coming due, if collectively agreed upon with the Lenders. As of December 31, 2022, the future principal payments were $21.2 million, $5.9 million of which is due in 2023 (beginning in the third quarter).

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, losses are expected to continue as the Company continues to invest in its research and development pipeline assets. The Company will require additional financing to fund its operations and to continue to execute its business strategy within one year after the date the consolidated financial statements included herein were issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate these conditions and to meet the Company’s capital requirements, management plans to use its current cash on hand along with some combination of the following: (i) financings, (ii) out-licensing or strategic alliances/collaborations of its current pipeline assets, (iii) out-licensing or sale of its non-core assets, and (iv) federal and/or private grants. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. Subject to limited exceptions, the Loan Agreement prohibits the Company from incurring certain additional indebtedness, making certain asset dispositions, and entering into certain mergers, acquisitions or other business combination transactions without the prior consent of the Lenders. Additionally, the Loan Agreement contains certain covenants and certain other specified events that could result in an event of default, which if not cured or waived, could result in the immediate acceleration of all or a substantial portion of the outstanding Notes. As of the filing date of this Annual Report on Form 10-K, the Company was not aware of any breach of covenants or occurrence of material adverse change, nor had it received any notice of event of default from the Lenders (refer to Note 10 of the consolidated financial statements for more information).

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

In the second quarter of 2022, the Company concluded that it would include sales and marketing expenses within the selling, general and administrative line in the Company’s consolidated statements of operations. The Company reclassified $2.8 million from sales and marketing expense to selling, general and administrative expense for the year ended December 31, 2021 to conform with the current period presentation.

Unless otherwise indicated, all amounts in the following tables are in thousands except share and per share amounts.

Principles of Consolidation

The consolidated financial statements include the accounts of Avalo Therapeutics, Inc. and its wholly-owned subsidiaries after elimination of all intercompany balances and transactions.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to but not limited to, revenue recognition, cost of product sales, stock-based compensation, fair value measurements, the valuation of derivative liabilities, cash flows used in management's going concern assessment, income taxes, goodwill, and clinical trial accruals. The Company bases its estimates on historical experience and other market‑specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Discontinued Operations

In 2019, the Company entered into an asset purchase agreement with Aytu Bioscience, Inc. (“Aytu”) to sell the Company’s rights, title and interest in assets relating to certain commercialized products (the “Pediatric Portfolio”). Upon the sale of the Pediatric Portfolio during the fourth quarter of 2019, the Pediatric Portfolio met all conditions required to be classified as discontinued operations. For the year ended December 31, 2021, the operating results of the Pediatric Portfolio (as a result of the Company’s limited continued involvement) are reported as income from discontinued operations, net of tax in the accompanying consolidated financial statements. There was no activity related to discontinued operations for the year ended December 31, 2022.

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

Accounts Receivable, net

The Company has one commercialized product, Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions. Accounts receivable, net is comprised of amounts due from customers in the ordinary course of business. Accounts receivable are written off to net revenue when deemed uncollectible and recoveries of receivables previously written off are recorded when received.

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

Deferred Revenue

The Company’s commercial operations are managed by a third-party logistics provider. Our third-party logistics provider purchases Millipred® from us and subsequently delivers the product to our customers. As discussed below within “Product Revenue, net”, the Company recognizes revenue when the performance obligation is satisfied, which is at a point in time when the product has been received by the customer.

Deferred revenue is comprised of cash received from our third-party logistics provider related to product that has not yet been delivered to the customer.

Derivative Liability

Upon entering into a transaction to sell the Company’s future rights to milestones and royalty payments of previously out-licensed assets, the Company must assess whether the transaction is a derivative under ASC 815, Derivatives and Hedging. The requirements for the sale to be treated as a derivative are as follows: a) one or more underlying; b) one or more notional amounts or payment provisions or both; c) no initial net investment or an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors; and d) net settlement provisions. If the transaction meets the requirement to be treated as a derivative, we estimate the fair value of the derivative liability on the date of issuance. The derivative liability is re-valued each reporting period and any change in the fair value is recorded as a gain or loss in the statement of operations and comprehensive loss.

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

Leases

The Company determines if an arrangement is a lease at inception. If an arrangement contains a lease, the Company performs a lease classification test to determine if the lease is an operating lease or a finance lease. The Company has identified two operating leases, which both serve as administrative office space. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities are recognized on the commencement date of the lease based on the present value of the future lease payments over the lease term and are included in other long-term liabilities and other current liabilities on the Company’s consolidated balance sheet. ROU assets are valued at the initial measurement of the lease liability, plus any indirect costs or rent prepayments, and reduced by any lease incentives and any deferred lease payments. Operating ROU assets are recorded in property and equipment, net on the consolidated balance sheets and are amortized over the lease term. To determine the present value of lease payments on lease commencement, the Company uses the implicit rate when readily determinable, however, as most leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at commencement date. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Furthermore, the Company has elected the practical expedient to account for the lease and non-lease components as a single lease component for the leased property asset class. Lease expense is recognized on a straight-line basis over the life of the lease and is included within selling, general and administrative expenses.

Property and Equipment

Property and equipment consists of computers, office equipment, furniture, ROU assets (discussed above), and leasehold improvements and is recorded at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Property and equipment are depreciated on a straight‑line basis over their estimated useful lives. The Company uses a life of four years for computers and software, and five years for equipment and furniture. For leasehold improvements, deprecation of the asset will begin at the date it is placed in service and the depreciable life of the leasehold improvement is the shorter of the lease term or the improvement’s useful life. The Company uses the lesser of the lease term or ten years for leasehold improvements. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

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

Segment Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision‑making group, in making decisions on how to allocate resources and assess performance. As of December 31, 2022, the Company’s chief operating decision maker was its Chief Executive Officer. The Chief Executive Officer views the Company’s operations and manages the business as one operating segment. All long‑lived assets of the Company reside in the United States.

Goodwill

The Company’s goodwill relates to the amount that arose in connection with the Company's historical acquisitions which were accounted for as business combinations. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. Goodwill is not amortized but is evaluated for impairment on an annual basis or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying amount. The Company consists of one reporting unit.

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

Product Revenues, net

The Company generates substantially all of its revenue from sales of its prescription drug to its customers. The Company has one commercialized product, Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions. The Company has identified a single product delivery performance obligation, which is the provision of prescription drugs to its customers based upon master service agreements in place with wholesaler distributors. The performance obligation is satisfied at a point in time, when control of the product has been transferred to the customer, at the time the product has been received by the customer. The Company determines the transaction price based on fixed consideration in its contractual agreements and the transaction price is allocated entirely to the performance obligation to provide the prescription drug.

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

Provisions for returns and government rebates are included within current liabilities in the consolidated balance sheet. Provisions for prompt payment discounts and distributor fees are included as a reduction to accounts receivable. Calculating these items involves estimates and judgments based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, Company expectations regarding future utilization rates for these programs, and channel inventory data. These estimates may differ from actual consideration amount received and the Company will re-assess these estimates and judgments each reporting period to adjust accordingly.

Returns and Allowances

Consistent with industry practice, the Company maintains a return policy that allows customers to return product within a specified period both prior to and, in certain cases, subsequent to the product's expiration date. The Company’s return policy for sales made prior to August 31, 2021, generally allows for customers to receive credit for expired products within six months prior to expiration and within one year after expiration. The Company’s return policy for sales subsequent to August 31, 2021, generally allows for customers to receive credit for expired products within thirty days prior to expiration and within ninety days after expiration. The provision for returns and allowances consists of estimates for future product returns and pricing adjustments. The primary factors considered in estimating potential product returns include:

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

Cost of Product Sales

Cost of product sales is comprised of (i) costs to acquire products sold to customers, (ii) royalty payments the Company is required to pay based on the product’s net profit pursuant to its license and supply agreement, (iii) the value of any write-offs of obsolete or damaged inventory that cannot be sold and (iv) the write-off of receivables that are deemed not probable to be collected.

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

The Company is a party to license and development agreements for in-licensed research and development assets with third parties. Such agreements often contain future payment obligations such as royalties and milestone payments. The Company recognizes a liability (and related research and development expense) for each milestone if and when such milestone is probable and can be reasonably estimated. As typical in the biotechnology industry, each milestone has its own unique risks that the Company evaluates when determining the probability of achieving each milestone and the probability of success evolves over time as the programs progress and additional information is obtained. The Company considers numerous factors when evaluating whether a given milestone is probable including (but not limited to) the regulatory pathway, development plan, ability to dedicate sufficient funding to reach a given milestone and the probability of success.

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

Amortization Expense

Amortization expense includes the amortization of the Company's acquired intangible assets. Amortization expense is included within its own standalone line in operating expenses in the Company's consolidated statements of operations and comprehensive loss and therefore there is no amortization expense included in cost of product sales or selling, general and administrative expense.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Deferred tax assets primarily include net operating loss (“NOL”) and tax credit carryforwards, accrued expenses not currently deductible and the cumulative temporary differences related to certain research and patent costs. Certain tax attributes, including NOLs and research and development credit carryforwards, may be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”). See Note 13 for further information. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2022, the Company did not believe any material uncertain tax positions were present.

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the years ended December 31, 2022 and 2021, the Company’s net loss was equal to comprehensive loss and, accordingly, no additional disclosure is presented.

Recently Adopted Accounting Pronouncements

There have been no new accounting pronouncements made effective during fiscal 2022 that have significance, or potential significance, to our consolidated financial statements.

3. Revenue

License and Other Revenue

In July 2022, Avalo entered into a license agreement with Apollo AP43 Limited, a wholly owned subsidiary of Apollo Therapeutics Group Limited (collectively, “Apollo”) pursuant to which the Company granted Apollo a worldwide, exclusive license to research, develop, manufacture and commercialize AVTX-007, an anti-IL-18 monoclonal antibody (the “Apollo License Agreement”). Pursuant to the Apollo License Agreement, the Company received an upfront payment of $14.5 million, which was recognized as license and other revenue for the year ended December 31, 2022.

Additionally, the portion of the ES Transaction (as defined in Note 5) related to AVTX-611 represents a contract modification which resulted in the Company recognizing $0.2 million of license and other revenue for the year ended December 31, 2022.

Product Revenue, net

Avalo generates substantially all of its product revenue from sales of Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions, which is considered a prescription drug. The Company sells its prescription drug in the United States primarily through wholesale distributors. Wholesale distributors account for substantially all of the Company’s net product revenues and trade receivables. For the year ended December 31, 2022, the Company’s two largest customers accounted for approximately 68% and 32% of the Company’s total net product revenues. For the year ended December 31, 2021, the Company’s three largest customers accounted for approximately 63%, 21%, and 16% of the Company’s total net product revenues. Net revenue from sales of prescription drugs was $3.4 million and $4.8 million for the years ended December 31, 2022 and 2021, respectively.

The Company has a license and supply agreement for the Millipred® product with a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), which expires on September 30, 2023. Avalo is required to pay Teva fifty percent of the net profit of the Millipred® product following each calendar quarter, subject to a $0.5 million quarterly minimum payment, which commenced on July 1, 2021. For the years ended December 31, 2022 and 2021, the Company recognized $1.9 million and $1.0 million, respectively, in cost of product sales related to the royalty. Dr. Sol Barer served as the Chairman of the Company’s board of directors until June 2021 and at the time of the agreement with Teva as, and currently serves as, the Chairman of Teva’s board of directors.

Aytu, to which the Company sold its rights, title, and interests in assets relating to certain commercialized products in 2019 (the “Aytu Transaction”), managed Millipred® commercial operations until August 31, 2021 pursuant to a transition services agreement, which included managing the third-party logistics provider and providing accounting reporting services. Aytu collected cash on behalf of Avalo for revenue generated by sales of Millipred® from the second quarter of 2020 through the third quarter of 2021 and is obligated to transfer the cash generated by such sales to Avalo. In the third quarter of 2021, Avalo finalized its trade and distribution channel to allow it to control third party distribution and began managing Millipred® commercial operations at that time. The transition services agreement allows Aytu to withhold cash of $2.0 million until September 30, 2022 and $1.0 million until December 2024.

As of December 31, 2022, the total receivable balance, which represents revenue generated by sales of Millipred® during the time Aytu was managing its commercial operations partially offset by minimal commercial operation liabilities Aytu paid on our behalf, was estimated to be approximately $1.8 million, $0.8 million of which was currently due pursuant to the transition services agreement. Avalo received $0.4 million of the $0.8 million current receivable in January 2023.

In the second quarter of 2022, Avalo fully reserved the $1.0 million due in December 2024 as a result of Aytu’s conclusion within its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, that substantial doubt existed with respect to its ability to continue as a going concern within one year after the date of financial statements were issued. This conclusion has remained unchanged within Aytu’s most recent publicly disclosed financial statements. We will continue to re-assess collectability each reporting period.

4. Net Loss Per Share

The Company computes earnings per share (“EPS”) using the two-class method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings.

The Company had only common stock outstanding during the year ended December 31, 2022. The Company had two classes of stock outstanding during the year ended December 31, 2021; common stock and preferred stock. The convertible preferred stock outstanding during the period converted to shares of common stock on a 1-for-0.42 ratio (ratio adjusted for the reverse stock split) and had the same rights, preferences, and privileges as common stock other than it held no voting rights. In April 2021, Armistice converted the remaining 1,257,143 shares of convertible preferred stock into 523,810 shares of Avalo’s common stock. Under the two-class method, the convertible preferred stock was considered a separate class of stock until the time it was converted to common stock for EPS purposes. Therefore basic and diluted EPS is provided below for common stock for the year ended December 31, 2022, and both common stock and preferred stock for the year ended December 31, 2021.

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

The following tables set forth the computation of basic and diluted net loss per share of common stock for the year ended December 31, 2022, and common and preferred stock for the year ended December 31, 2021 (in thousands, except per share amounts):

Year Ended
December 31, 2022
Common stock
Net loss	$(41,658)
Weighted average shares	9,408,477
Basic and diluted net loss per share	$(4.43)

	Year Ended
	December 31, 2021
	Common stock		Preferred Stock
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Allocation of undistributed net loss	$(82,849)	$(27)	$(1,500)	$—
Weighted average shares	8,324,038	8,324,038	361,644	361,644
Basic and diluted net loss per share	$(9.95)	$0.00	$(4.15)	$—

The following outstanding securities at December 31, 2022 and 2021 have been excluded from the computation of diluted weighted shares outstanding, as they could have been anti-dilutive:

	December 31,
	2022	2021
Stock options	1,428,867	1,137,612
Warrants on common stock[1]	366,990	367,189
Restricted Stock Units	—	937
1 The weighted average number of common shares outstanding as of December 31, 2021 includes the weighted average effect of the 139,747 pre-funded warrants issued in connection with the underwritten public offering that closed in January 2021 because the exercise of such warrants requires nominal consideration ($0.012 per share exercise price for each pre-funded warrant). During 2021, the holder exercised 25,740 of the pre-funded warrants. As of December 31, 2022, the weighted average number of common shares outstanding included the weighted average effect of the remaining 114,007 pre-funded warrants outstanding. Therefore, these pre-funded warrants are not included in the table above.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2022
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$12,133	$—	$—
Liabilities
Derivative liability	$—	$—	$4,830

December 31, 2021
Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$54,010	$—	$—

*Investments in money market funds are reflected in cash and cash equivalents on the accompanying consolidated balance sheets.

As of December 31, 2022 and 2021, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities, derivative liability and long-term debt. The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts. The estimated fair value of the Company’s debt approximates its carrying value as of December 31, 2022 and is in Level Two of the fair value hierarchy (refer to Note 10 for more information).

Level 3 Valuation

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the derivative liability for the years ended December 31, 2022 and 2021:

Derivative liability
Balance at December 31, 2021	$—
Initial valuation of derivative liability	4,830
Change in fair value of derivative liability	—
Balance at December 31, 2022	$4,830

On November 7, 2022, Avalo sold its economic rights to future milestone and royalty payments for previously out-licensed assets AVTX-501, AVTX-007, and AVTX-611 to ES Therapeutics, LLC (“ES”), an affiliate of Armistice, in exchange for $5.0 million (the “ES Transaction”). Armistice is a significant stockholder of the Company and whose chief investment officer, Steven Boyd, and managing director, Keith Maher, served on Avalo’s Board until August 8, 2022. The ES Transaction was approved in accordance with Avalo’s related party transaction policy.

The economic rights sold include (a) rights to a milestone payment of $20.0 million upon the filing and acceptance of an NDA for AVTX-501 pursuant to an agreement with Janssen Pharmaceutics, Inc., (the “AVTX-501 Milestone”) and (b) rights to any future milestone payments and royalties relating to AVTX-007 under a license agreement with Apollo AP43 Limited, including up to $6.25 million of development milestones, up to $67.5 million in sales-based milestones, and royalty payments of a low single digit percentage of annual net sales (which percentage increases to another low single digit percentage if annual net sales exceed a specified threshold) (the “AVTX-007 Milestones and Royalties”). In addition, Avalo waived all its rights to AVTX-611 sales-based payments of up to $20.0 million that were payable by ES (refer to Note 3).

The exchange of the economic rights of the AVTX-501 Milestone and AVTX-007 Milestones and Royalties for cash meets the definition of a derivative instrument. The fair value of the derivative liability is determined using a combination of a scenario-based method and an option pricing method (implemented using a Monte Carlo simulation). The significant inputs including probabilities of success, expected timing, and forecasted sales as well as market-based inputs for volatility, risk-adjusted discount rates and allowance for counterparty credit risk are unobservable and based on the best information available to Avalo. Certain information used in the valuation is inherently limited in nature and could differ from Janssen and Apollo’s internal estimates.

The fair value of the derivative liability as of the transaction date was approximately $4.8 million, of which $3.5 million was attributable to the AVTX-501 Milestone and $1.3 million was attributable to the AVX-007 Milestones and Royalties. The fair value of the AVTX-501 Milestone was primarily driven by an approximate 23% probability of success to reach the milestone in approximately 5 years. The fair value of AVTX-007 Milestones and Royalties were primarily driven by an approximate 17% probability of success, time to commercialization of 6 years, and sales forecasts with peak annual net sales reaching $300 million. As discussed above, these unobservable inputs were estimated by Avalo based on limited publicly available information and therefore could differ from Janssen and Apollo’s internal development plans. Any changes to these inputs may result in significant changes to the fair value measurement. Notably, the probability of success is the largest driver of the fair value and therefore changes to such input would likely result in significant changes to such fair value.

Subsequent to the transaction date, at each reporting period, the derivative liability is remeasured at fair value with changes recognized in other income (expense), net in the accompanying statements of operations and comprehensive loss. There was no change in the fair value as of December 31, 2022 given no significant changes to the inputs and the short time period elapsed. The Company will re-assess the significant unobservable inputs each reporting period.

In the event that Janssen and/or Apollo are required to make payment(s) to ES Therapeutics pursuant to the underlying agreements, Avalo will recognize revenue under its existing contracts with those customers for that amount when it is no longer probable there would be a significant revenue reversal with any differences between the fair value of the derivative liability related to that payment immediately prior to the revenue recognition and revenue recognized to be recorded as other expense. However, given Avalo is no longer entitled to collect these payments, the potential ultimate settlement of the payments in the future from Janssen and/or Apollo to ES Therapeutics (and the future mark-to-market activity each reporting period) will not impact Avalo’s future cash flows.

No other changes in valuation techniques or inputs occurred during the years ended December 31, 2022 and 2021. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the years ended December 31, 2022 and 2021.

6. Property and Equipment

Property and equipment as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Furniture and equipment	$280	$185
Computers and software	56	56
Right-of-use assets	1,750	2,001
Leasehold improvements	739	739
Total property and equipment	2,825	2,981
Less accumulated depreciation	(414)	(286)
Property and equipment, net	$2,411	$2,695

Depreciation expense was $0.1 million for the years ended December 31, 2022 and December 31, 2021.

Leases

Avalo currently occupies two leased properties, both of which serve as administrative office space. The Company determined that both leases are operating leases based on the lease classification test performed at lease commencement.

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

The weighted average remaining term of the operating leases at December 31, 2022 was 5.5 years.

Supplemental balance sheet information related to the leased properties include (in thousands):

	As of
	December 31, 2022	December 31, 2021
Property and equipment, net	$1,750	$2,001

Accrued expenses and other current liabilities	$532	$485
Other long-term liabilities	1,711	2,018
Total operating lease liabilities	$2,243	$2,503

The operating lease right-of-use (ROU) assets are included in property and equipment and the lease liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in the Company’s consolidated balance sheets. The Company utilized a weighted average discount rate of 9.2% to determine the present value of the lease payments.

The components of lease expense for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost*	$493	$393
*Includes short-term leases, which are immaterial.

The following table shows a maturity analysis of the operating lease liability as of December 31, 2022 (in thousands):

Undiscounted Cash Flows
2023	532
2024	537
2025	547
2026	557
2027	258
Thereafter	426
Total lease payments	$2,857
Less implied interest	(614)
Total	$2,243

7. Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021.

The changes in intangible assets for the years ended December 31, 2022 and 2021 were as follows (in thousands):

Balance as of December 31, 2020	$1,585
Amortization	(1,547)
Balance as of December 31, 2021	$38
Amortization	(38)
Balance as of December 31, 2022	$—

Avalo’s acquired assembled workforce and acquired product marketing rights were fully amortized in the first quarter of 2022 and fourth quarter of 2021, respectively. The following is a summary of intangible assets held by the Company at December 31, 2022 and 2021, respectively (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
				(in years)
Acquired Product Marketing Rights	$5,056	$(5,056)	$—	—
Acquired Assembled Workforce	900	(900)	—	—
Total	$5,956	$(5,956)	$—	—

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
				(in years)
Acquired Product Marketing Rights	$5,056	$(5,056)	$—	0.0
Acquired Assembled Workforce	900	(862)	38	0.1
Total	$5,956	$(5,918)	$38	0.1

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Research and development	$6,293	$8,221
Compensation and benefits	2,699	4,310
Selling, general and administrative	1,008	1,386
Commercial operations	1,694	1,733
Royalty payment	508	375
Lease liability, current	532	485
Other	480	9
Total accrued expenses and other current liabilities	$13,214	$16,519

Pursuant to the out-license of AVTX-007 to Apollo in 2022, Avalo and Apollo agreed to transition to Apollo responsibility for conducting the study of AVTX-007 for the treatment of adult-onset Still’s disease and certain manufacturing activities for the compound, with Avalo remaining responsible for continuing such activities at Apollo’s expense until such transition. The ‘Other’ line above includes $0.5 million of expense incurred by Apollo under specified third-party contracts that are in-process of being transitioned to Apollo. Apollo is contractually obligated to reimburse Avalo for these expenses and therefore we recognized a corresponding receivable within other receivables as of December 31, 2022.

9. Cost Reduction Plan

In the first quarter of 2022, the Board approved a cost reduction plan to enable the Company to execute its strategy of prioritizing the development of its most promising programs (the “Plan”). As part of the Plan, the Company announced plans to wind down internal development efforts of AVTX-006 and pause development efforts for AVTX-802. Accordingly, a reduction in workforce plan was approved to reduce headcount and related expenses. The reduction in workforce plan, which was considered a one-time termination benefit as defined by ASC 420, Exit or Disposal Cost Obligations, was completed in the second quarter of 2022.

The one-time termination benefits mainly relate to severance payments to separated employees. As a result, the Company recognized $1.5 million of expense in the first quarter of 2022, of which $0.7 million was recognized in research and development expense, and $0.8 million was recognized in selling, general and administrative expense. $1.4 million was paid during the year ended December 31, 2022. The remaining liability will be paid in the first quarter of 2023 pursuant to the separation agreements. Additionally, $0.4 million of stock-based compensation expense was recognized in the first quarter of 2022 related to the Plan, which was mainly related to accelerated vesting of certain separated employees’ stock options.

In addition, previously and separately, during the first quarter of 2022, the Company separated certain section 16 executive officers. Each of the former executives are entitled to the benefits provided in their respective separation agreements, which include severance payments to be paid over twelve to eighteen months from the respective separation dates. As a result, the Company recognized $1.7 million of severance expense for the year ended December 30, 2022 in selling, general and administrative expenses. Additionally, the Company accelerated the vesting of certain outstanding stock options held by these former executives and extended the exercisability periods, which resulted in $3.9 million of stock-based compensation cost in the first quarter of 2022 in selling, general and administrative expenses. Refer to Note 12 for information regarding stock compensation expense related to separations entered into in the first quarter of 2022.

10. Notes Payable

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

In June 2022, the Company, as collectively agreed upon with the Lenders, prepaid $15.0 million to the Lenders, of which $14.8 million was applied to principal and the remainder applied to accrued interest. As of December 31, 2022, the outstanding notes payable balance was $21.2 million, inclusive of the final payment fee. Avalo might consider additional prepayments prior to principal loan amounts coming due, if collectively agreed upon with the Lenders.

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

Each advance of the loan is secured by a lien on substantially all of the Company’s assets, other than Intellectual Property and Excluded Collateral (in each case as defined in the Loan Agreement), and contains customary covenants and representations, including a financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions taxes, corporate changes, deposit accounts, and subsidiaries.

The events of default under the Loan Agreement include but are not limited to, failing to make a payment, breach of covenant, or occurrence of a material adverse change. If an event of default occurs, the Lenders are entitled to accelerate the loan amounts to be due or take other enforcement actions. The accelerated payment obligations would include the outstanding principal balance (inclusive of the 3% final payment fee), a prepayment charge on the outstanding principal balance of up to 3%, and any accrued and unpaid interest. As of the filing date of this Annual Report on Form 10-K, the Company was not aware of any breach of covenants, occurrence of a material adverse change, nor had it received any notice of event of default from the Lenders.

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

In 2021, the Company incurred $2.1 million in debt issuance costs, including legal fees in connection with the Loan Agreement, fees paid directly to the Lenders, and other direct costs. All fees, warrants, and costs paid to the Lenders and all direct costs incurred by the Company are recognized as a debt discount and are amortized to interest expense using the effective interest method over the term of the loan. The $1.1 million final payment fee is included in the contractual cash flows and is accreted to interest expense using the effective interest method over the term of the loan.

The effective interest rate of the Notes, including the accretion of the final payment, was 20.7% as of December 31, 2022.

Balance sheet information related to the notes payable for the Notes is as follows (in thousands):

	As of December 31,
	2022	2021	Maturity

Initial Note	12,139	20,600	January 2025
Second Note	6,070	10,300	February 2025
Third Note	3,035	5,150	April 2025
Notes payable, gross[1]	21,244	36,050
Less: Unamortized debt discount and issuance costs	1,828	3,217
Carrying value of notes payable	19,416	32,833
Less: Current portion	5,930	—
Carrying value of notes payable, non-current	$13,486	$32,833
1 Balance includes $1.1 million final payment fee for the Notes, which represents 3% of the original principal loan amount.

As of December 31, 2022, the contractual future principal payments were as follows (in thousands):

As of December 31, 2022
2023	5,930
2024	13,463
2025	1,851
2026	—
Total principal payments[1]	$21,244
1 Balance includes $1.1 million final payment fee, which represents 3% of the original principal loan amount.

11. Capital Structure

Pursuant to the Company's amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock; common stock and preferred stock. At December 31, 2022, the total number of shares of capital stock the Company was authorized to issue was 205,000,000 of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

Common Stock

On February 7, 2023, the Company closed an underwritten public offering of 3,770,000 shares of its common stock and warrants to purchase up to 3,770,000 shares of common stock, at a combined price to the public of $3.98 per share and warrant, resulting in net proceeds of approximately $13.7 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. The warrants were immediately exercisable at an exercise price of $5.00 per share and are exercisable for one year from the issuance date. Armistice participated in the offering by purchasing 0.5 million shares of common stock and 0.5 million warrants, on the same terms as all other investors. Certain affiliates of Nantahala Capital Management LLC (collectively “Nantahala”) and Point72 Asset Management, L.P., which each beneficially owned greater than 5% of the Company’s outstanding common stock at the time of the offering, participated in the offering on the same terms as all other investors. The Company will evaluate the accounting impact of the offering in the first quarter of 2023.

At-the-Market Offering Program

In July 2021, the Company entered into an “at-the-market” sales agreement with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (together, the “Agents”), pursuant to which the Company may sell from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million through the Agents. The Company has sold 0.2 million shares of common stock under the ATM Program for net proceeds of approximately $5.3 million.

2021 Financings

Q3 2021 Equity Financing

On September 17, 2021, the Company closed an underwritten public offering of 1.2 million shares of its common stock for net proceeds of $29.0 million. Armistice participated in the offering by purchasing 0.5 million shares of common stock, on the same terms as all other investors. Certain affiliates of Nantahala, which beneficially owned greater than 5% of the Company’s outstanding common stock at the time of the offering, participated in the offering on the same terms as all other investors.

Q2 2021 Debt Financing Agreement

As part of the Loan Agreement entered into in the second quarter of 2021, on June 4, 2021, the Company issued the Warrants to Horizon and Powerscourt to purchase 33,656 shares of the Company’s common stock with an exercise price of $31.20. The Warrants are exercisable for ten years from the date of issuance. Refer to Note 10 for additional information.

Q1 2021 Equity Financing
In January 2021, the Company closed an underwritten public offering of 1.2 million shares of its common stock and 139,747 pre-funded warrants for net proceeds of $37.7 million. Armistice participated in the offering by purchasing 0.2 million shares of common stock, on the same terms as all other investors. Nantahala participated in the offering by purchasing 0.1 million shares of common stock, on the same terms as all other investors. Nantahala also purchased pre-funded warrants to purchase up to 139,747 shares of common stock at a purchase price of $31.188, which represents the per share public offering price for the common stock less the $0.012 per share exercise price for each pre-funded warrant. During 2021, Nantahala exercised 25,740 of the pre-funded warrants. As of December 31, 2022, 114,007 pre-funded warrants were outstanding.

Common Stock Warrants

At December 31, 2022, the following common stock warrants were outstanding:

Number of common shares	Exercise price	Expiration
underlying warrants	per share	date
333,334	$150.00	June 2024
114,007	$0.012	—
33,656	$31.20	June 2031
480,997

On February 7, 2023, as part of the underwritten public offering, the Company issued warrants to purchase up to an aggregate of 3,770,000 shares of common stock. The warrants were immediately exercisable upon issuance at an exercise price of $5.00 per share and are exercisable for one year from the issuance date.

12. Stock-Based Compensation

2016 Equity Incentive Plan

In April 2016, our board of directors adopted the 2016 Equity Incentive Plan, which was approved by our stockholders in May 2016 and which was subsequently amended and restated in May 2018 and August 2019 with the approval of our board of directors and our stockholders (the “2016 Third Amended Plan”). During the term of the 2016 Third Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year ending on (and including) January 1, 2026, by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. As of December 31, 2022, there were 204,290 shares available for future issuance under the 2016 Third Amended Plan. On January 1, 2023, pursuant to the terms of the 2016 Third Amended and Restated Plan, an additional 377,221 shares were made available for issuance.

Option grants expire after ten years. Employee options typically vest over four years. Employees typically receive a new hire option grant, as well as an annual grant in the first or second quarter of each year. In addition, in the first and fourth quarters of 2022, employees were granted options that vest on the first anniversary of the grant date. Options granted to directors typically vest immediately or over a period of one or three years. Directors may elect to receive stock options in lieu of board compensation, which vest immediately. For stock options granted to employees and non-employee directors, the estimated grant date fair market value of the Company’s stock-based awards is amortized ratably over the individuals’ service periods, which is the period in which the awards vest. Stock-based compensation expense includes expense related to stock options, restricted stock units and employee stock purchase plan shares. The amount of stock-based compensation expense recognized for the years ended December 31, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$1,249	$1,775
Selling, general and administrative	6,305	6,397
Total stock-based compensation	$7,554	$8,172

As a result of separation agreements executed in the first quarter of 2022 and in accordance with the terms of the pre-existing employment agreements, the Company accelerated the vesting of certain separated employees’ stock options and modified certain awards to extend the exercisability periods. As a result, the Company recognized $4.3 million of compensation cost in the first quarter of 2022, all of which was recognized in selling, general and administrative expense.

Stock options with service-based vesting conditions

The Company has granted stock options that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. The following table summarizes the Company's service-based option activity for the year ended December 31, 2022:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Balance at December 31, 2021	1,054,277	$44.26	$27.45	8.1
Granted	684,968	$7.41	$5.37
Forfeited	(276,212)	$29.30	$19.59
Expired	(117,501)	$47.98	$31.28
Balance at December 31, 2022	1,345,532	$28.24	$17.48	6.7
Exercisable at December 31, 2022	682,038	$44.04	$26.38	4.4

In March 2022, the Company granted 0.3 million options with service-based vesting conditions to its employees as part of its annual stock option award that vest over four years. Additionally, in March and October 2022, the Company granted 0.1 million and 0.2 options, respectively, to its employees that vest on the first anniversary of the grant date. As a result of the reduction in workforce plan, 0.1 million options were forfeited in the first quarter of 2022, and 0.2 million options were forfeited as a result of other terminations during the year ended December 31, 2022.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. As of December 31, 2022, the aggregate intrinsic value of options outstanding was $0.3 million. The aggregate intrinsic value of options currently exercisable as of December 31, 2022 was zero. There were 374,074 options that vested during the year ended December 31, 2022, with a weighted average exercise price of $39.29 per share, which included the acceleration of certain options in accordance with the separation agreements entered into in the first quarter of 2022. The total grant date fair value of shares which vested during the years ended December 31, 2022 and 2021 was $9.6 million and $7.0 million, respectively.

The Company recognized stock-based compensation expense of $7.4 million and $6.8 million related to stock options with service-based vesting conditions for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, there was $4.6 million of total unrecognized compensation cost related to unvested service-based vesting conditions awards. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years.

Subsequent to December 31, 2022, the Company granted 0.3 million options with service-based vesting conditions to its employees as part of its annual stock option award that vests over four years. Additionally, subsequent to December 31, 2022, 0.2 million options expired.

Stock-based compensation assumptions

The following table shows the assumptions used to compute stock-based compensation expense for stock options with service-based vesting conditions granted under the Black-Scholes valuation model for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
Service-based options	2022			2021
Expected term of options (in years)	5	—	6.25	0.76	—	6.25
Expected stock price volatility	84.0%	—	93.5%	73.0%	—	86.5%
Risk-free interest rate	1.50%	—	4.25%	0.07%	—	1.34%
Expected annual dividend yield	0%			0%

The valuation assumptions were determined as follows:
•Expected term of options: Due to lack of sufficient historical data, the Company estimates the expected life of its stock options with service-based vesting granted to employees and members of the board of directors as the arithmetic average of the vesting term and the original contractual term of the option.

•Expected stock price volatility: The Company estimated the expected volatility based on a blend of Avalo's actual historical volatility of its stock price and the historical volatility of other similar publicly-traded biotechnology companies. The Company calculated the historical volatility of the selected companies by using weekly closing prices over a period of the expected term of the associated award. The companies were selected based on their risk profiles, enterprise value, position within the industry, and historical stock price information sufficient to meet the expected term of the associated award. A decrease in the selected volatility would decrease the fair value of the underlying instrument.
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

Stock options with market-based vesting conditions

As of December 31, 2022, there were 0.1 million exercisable stock options that contained market-based vesting conditions (that had been previously satisfied). The options have a weighted average stock price per share of $39.53 and a weighted average remaining contractual term of 1.5 years. There were no stock options with market-based vesting conditions granted, exercised, or forfeited for the year ended December 31, 2022. The Company recognized no stock-based compensation expense related to stock options with market-based vesting conditions for the year ended December 31, 2022 and recognized $1.1 million for the year ended December 31, 2021.

Restricted Stock Units

The Company measures the fair value of restricted stock units using the stock price on the date of grant. The restricted shares typically vest annually over a four-year period beginning on the first anniversary of the award. As of December 31, 2022, there were no unvested restricted stock units outstanding. During the year ended December 31, 2022, 938 restricted stock units vested and had a weighted average grant date fair value of $54.00 per unit.

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

The Company initially reserved and authorized up to 41,667 shares of common stock for issuance under the ESPP. During the term of the ESPP, on January 1 of each calendar year ending on (and including) January 1, 2026, the aggregate number of shares that may be issued under the ESPP automatically increases by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, and (ii) 41,667 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. As of December 31, 2022, 170,035 shares remained available for issuance. On January 1, 2023, the number of shares available for issuance under the ESPP increased by 41,667.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $0.2 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

13. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. ASC 740 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences or events that have been recognized in our financial statement or tax returns. ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded in our financial statement for the year ended December 31, 2022. Tax years beginning in 2019 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to uncertain tax positions arising in the years ended December 31, 2022 and 2021. It is the Company’s policy to treat interest and penalties, to the extent they arise, as a component of income taxes.

The income tax provision from continuing operations consisted of the following for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Current:
Federal	$—	$(219)
State	—	1
Total Current	—	(218)

Deferred:
Federal	24	24
State	4	(2)
Total Deferred	28	22
Net income tax expense (benefit)	$28	$(196)

The net deferred tax liabilities consisted of the following for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Deferred tax assets (liabilities):
Net operating losses	$32,393	$31,816
Tax credits	5,706	4,871
Capitalized research and development	6,567	—
Stock-based compensation	3,532	3,080
Basis difference in tangible and intangible assets, net	1,597	2,020
Accrued compensation	585	965
Installment sale and revenue recognition	1,566	445
Other reserves	395	381
Lease liability	523	590
Prepaid expenses	(248)	(353)
Right-of-use asset	(408)	(472)
Total deferred tax assets, net	52,208	43,343
Less valuation allowance	(52,349)	(43,456)
Net deferred taxes	$(141)	$(113)

As of December 31, 2022, the Company had approximately $141.2 million of gross net operating losses for federal and state tax purposes that will begin to expire in 2031. As of December 31, 2022, the Company had various research tax credits of $5.7 million that will begin to expire in 2038.

The income tax expense (benefit) for the years ended December 31, 2022 and 2021 differed from the amounts computed by applying the U.S. federal income tax rate of 21% as follows:

	December 31,
	2022	2021
Federal statutory rate	21.00%	21.00%
Stock compensation	(2.72)	(1.48)
State taxes	(0.01)	—
Research tax credit	2.01	2.52
NOL carryback due to CARES Act	—	0.26
Other	(0.19)	(0.15)
Valuation allowance	(20.15)	(21.93)
Effective income tax rate	(0.06)%	0.22%

The valuation allowance recorded by the Company as of December 31, 2022 and 2021 resulted from the uncertainties of the future utilization of deferred tax assets mainly resulting from net operating loss carry forwards for federal and state income tax purposes as well as the federal research and experimental and orphan drug tax credits. In assessing the realization of deferred tax assets, management considers the reversal of deferred tax liabilities, as well as whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences are expected to reverse. The Company has established deferred tax liabilities for indefinite lived intangible assets consisting of goodwill that are not amortized for financial reporting purposes, but are tax deductible and therefore amortized over 15 years for tax purposes. The Company has concluded that the resulting deferred tax liability will also have an indefinite life unless there is an impairment of the related assets (for financial reporting purposes), or the disposal of the business to which the assets relate. Losses generated in years after 2017 will also have an indefinite life and will be available to offset 80 percent of any federal tax liability and will be available to offset many of the state deferred tax liabilities subject to utilization limits. A portion of existing deferred tax assets will reverse in the future, potentially generating net operating losses that will also be available to offset a portion of the indefinite lived deferred tax liability. Based on the consideration of these facts, the Company concluded it is more likely than not that a significant portion of its remaining gross deferred tax assets less the reversal of deferred tax liabilities will not be realized in the future, accordingly, a full valuation allowance continues to be recorded against the Company’s deferred tax asset as of December 31, 2022 and December 31, 2021.

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.

Sections 382 and 383 of the IRC of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company has undergone an ownership change study through June 2020 and has determined that a "change in ownership" as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, did occur in February 2012, July 2014, and April 2017. Based on the Company having undergone multiple ownership changes throughout the history of these carryforwards, these NOLs will free up at varying rates each year. Subsequent to the changes in ownership previously listed, the NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three‑year period. This could limit the amount of NOLs and research and development credits that the Company can utilize annually to offset future taxable income or tax liabilities. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership after June 30, 2020 and therefore no determination has been made whether the entire NOL carryforward balance is subject to any additional Internal Revenue Code Section 382 limitation. To the extent there is a limitation, which could be significant, there would be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. Subsequent ownership changes may further affect the limitation in future years. All of the Company’s tax years are currently open to examination by each tax jurisdiction in which the Company is subject to taxation.

In March 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law, which provided a number of tax provisions. In particular, the CARES Act included temporary changes regarding the utilization and five year carry back of losses generated in 2018, 2019 and 2020, temporary changes regarding interest deductions, technical corrections from prior tax legislation related to qualified improvement property, and various other measures. The ability for the Company to carry back a portion of its 2018 loss to the 2017 tax year resulted in a refund claim of $2.6 million, which was reflected as a benefit in 2020. The Company received its federal refund in 2021 and recorded an additional benefit of $0.2 million in 2021 related to additional interest received. The Company is awaiting approximately $0.4 million of a Maryland refund related to the same provision as of December 31, 2022, which is recognized in other receivables within the accompanying consolidated balance sheet as of December 31, 2022.

14. Commitments and Contingencies

Litigation

Litigation – General

The Company may become party to various contractual disputes, litigation, and potential claims arising in the ordinary course of business. The Company currently does not believe that the resolution of such matters will have a material adverse effect on its financial position or results of operations except as otherwise disclosed in this report.

Employee Incentive Bonus

In October 2022, the Compensation Committee of the Board of Directors approved a cash incentive bonus for its employees contingent on positive data of its AVTX-002 PEAK Trial for non-eosinophilic asthma and other specific criteria relating to the Company’s market capitalization and liquidity. The contingent bonus is payable at 25% of each employee’s base compensation, which the Company currently estimates to be approximately $1.4 million. The Company has not recognized a liability within its accompanying consolidated balance sheet as of December 31, 2022 because it does not believe it is probable that the contingent bonus will be earned in context of ASC 450. The Company will evaluate the contingent bonus in regards to recognizing such liability each reporting period.

Possible Future Milestone Payments for In-Licensed Compounds

General

Avalo is a party to license and development agreements with various third parties, which contain future payment obligations such as royalties and milestone payments. The Company recognizes a liability (and related expense) for each milestone if and when such milestone is probable and can be reasonably estimated. As typical in the biotechnology industry, each milestone has unique risks that the Company evaluates when determining the probability of achieving each milestone and the probability of success evolves over time as the programs progress and additional information is obtained. The Company considers numerous factors when evaluating whether a given milestone is probable including (but not limited to) the regulatory pathway, development plan, ability to dedicate sufficient funding to reach a given milestone and the probability of success.

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

Under the KKC License Agreement, the Company paid KKC an upfront license fee of $10.0 million. The Company is also required to pay KKC up to an aggregate of $112.5 million based on the achievement of specified development and regulatory milestones. Upon commercialization, the Company is required to pay KKC sales-based milestones aggregating up to $75.0 million, tied to the achievement of annual net sales targets.

Additionally, the Company is required to pay KKC royalties during a country-by-country royalty term equal to a mid-teen percentage of annual net sales. The Company is required to pay KKC a double-digit percentage (less than 30%) of the payments that the Company receives from any sublicensing of its rights under the KKC License Agreement, subject to certain exclusions. Avalo is responsible for the development and commercialization of AVTX-002 in all indications worldwide (other than the option in the KKC License Agreement that, upon exercise by KKC, allows KKC to develop, manufacture and commercialize AVTX-002 in Japan). In addition to the KKC License Agreement, Avalo is subject to additional royalties upon commercialization of up to an amount of less than 10% of net sales.

No expense related to the KKC License Agreement was recognized for the year ended December 31, 2022. The Company recognized the upfront license fee of $10.0 million within research and development expenses for the year ended December 31, 2021. There has been no cumulative expense recognized as of December 31, 2022 related to the milestones under the KKC License Agreement. The Company will continue to monitor the milestones at each reporting period.

AVTX-006 Astellas License Agreement

The Company has an exclusive license agreement with OSI Pharmaceuticals, LLC, an indirect wholly owned subsidiary of Astellas Pharma, Inc. (“Astellas”), for the worldwide development and commercialization of the novel, second generation mTORC1/2 inhibitor (AVTX-006). Under the terms of the license agreement, there was an upfront license fee of $0.5 million. The Company is required to pay Astellas up to an aggregate of $5.5 million based on the achievement of specified development and regulatory milestones. The Company is also required to pay Astellas a tiered mid-to-high single digit percentage of the payments that Avalo receives from any sublicensing of its rights under the Astellas license agreement, subject to certain exclusions. Upon commercialization, the Company is required to pay Astellas royalties during a country-by-country royalty term equal to a tiered mid-to-high single digit percentage of annual net sales. Avalo is fully responsible for the development and commercialization of the program.

No expense related to this license agreement was recognized for the year ended December 31, 2022. The Company recognized a $0.5 million development milestone payment within research and development expenses for the year ended December 31, 2021. There has been $0.5 million of cumulative expense recognized as of December 31, 2022 related to the milestones under this license agreement. The Company will continue to monitor the remaining milestones at each reporting period.

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

No expense related to this license agreement was recognized for the year ended December 31, 2022. The Company recognized the upfront license fee of $0.4 million within research and development expenses and the upfront patent expense of $0.5 million within selling, general and administrative expenses for the year December 31, 2021. There has been no cumulative expense recognized as of December 31, 2022 related to the milestones under this license agreement. The Company will continue to monitor the milestones at each reporting period.

Possible Future Milestone Proceeds for Out-Licensed Compounds

AVTX-301 Out-License

On May 28, 2021, the Company out-licensed its rights in respect of its non-core asset, AVTX-301, to Alto Neuroscience, Inc. (“Alto”). The Company initially in-licensed the compound from an affiliate of Merck & Co., Inc. in 2013.

Under the out-license agreement, the Company received a mid-six-digit upfront payment from Alto. The Company is also eligible to receive up to an aggregate of $18.6 million based on the achievement of specified development, regulatory and commercial sales milestones. Additionally, the Company is entitled to a less than single digit percentage royalty based on annual net sales. Alto is fully responsible for the development and commercialization of the program.

Avalo recognized the upfront fee as license revenue for the year ended December 31, 2021. The Company has not recognized any revenue related to milestones as of December 31, 2022.

AVTX-406 License Assignment

On June 9, 2021, the Company assigned its rights, title, interest, and obligations under an in-license covering its non-core asset, AVTX-406, to ES, a wholly-owned subsidiary of Armistice. The transaction with ES was approved in accordance with Avalo’s related party transaction policy.

Under the assignment agreement, the Company received a low-six-digit upfront payment from ES. The Company is also eligible to receive up to an aggregate of $6.0 million based on the achievement of specified development and regulatory milestones. Upon commercialization, the Company is eligible to receive sales-based milestone payments aggregating up to $20.0 million tied to annual net sales targets. ES is fully responsible for the development and commercialization of the program.

Avalo recognized the upfront fee as license revenue for the year ended December 31, 2021. The Company has not recognized any revenue related to milestones as of December 31, 2022.

Acquisition Related and Other Contingent Liabilities

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

The first milestone was the enrollment of a patient in a Phase 2 study related to AVTX-002 (for treatment of pediatric onset Crohn's disease), AVTX-006 (for treatment of any indication), or AVTX-007 (for treatment of any indication) prior to February 3, 2022, which would have resulted in a milestone payment of $2.0 million. The Company did not meet the first milestone prior to February 3, 2022. Therefore, no contingent consideration related to this milestone was recognized as of December 31, 2022 and no future contingent consideration will be recognized.

The second milestone is the receipt of an NDA approval for either AVTX-006 or AVTX-007 from the FDA on or prior to February 3, 2025. If this milestone is met, the Company is required to make a milestone payment of $4.5 million. The contingent consideration related to the second development milestone will be recognized if and when such milestone is probable and can be reasonably estimated. No contingent consideration related to the second development milestone has been recognized as of December 31, 2022. The Company will continue to monitor the second milestone at each reporting period.

Ichorion Asset Acquisition Possible Future Milestone Payments

In September 2018, the Company acquired Ichorion Therapeutics, Inc., including acquiring three compounds for inherited metabolic disorders known as CDGs (AVTX-801, AVTX-802 and AVTX-803) and one other preclinical compound. Consideration for the transaction included shares of Avalo common stock and three future contingent development milestones for the acquired compounds worth up to an additional $15.0 million. All milestones are payable in either shares of the Company's common stock or cash, at the election of Avalo.

The first and second milestone were marketing approval of the first and second product, respectively, by the FDA on or prior to December 31, 2021, which would have resulted in milestone payments of $6.0 million and $5.0 million, respectively. The Company did not meet the first or second milestone as of December 31, 2021. As a result, no contingent consideration related to these milestones was recognized as of December 31, 2021 and no future contingent consideration will be recognized.

The third milestone is marketing approval of a protide molecule by the FDA on or prior to December 31, 2023. If this milestone is met, the Company is required to make a milestone payment of $4.0 million. The contingent consideration related to the third development milestone will be recognized if and when such milestone is probable and can be reasonably estimated. No contingent consideration related to the third milestone has been recognized as of December 31, 2022. The Company will continue to monitor the third development milestone at each reporting period.

AVTX-006 Royalty Agreement with Certain Related Parties

In July 2019, Aevi entered into a royalty agreement, and liabilities thereunder were assumed by Avalo upon close of the Aevi Merger in February 2020. The royalty agreement provided certain investors, including LeoGroup Private Investment Access, LLC on behalf of Garry Neil, the Company’s Chief Executive Officer and Chairman of the Board, and Mike Cola, the Company’s former Chief Executive Officer (collectively, the “Investors”), a royalty stream, in exchange for a one-time aggregate payment of $2.0 million (the “Royalty Agreement”). Pursuant to the Royalty Agreement, the Investors will be entitled collectively to an aggregate amount equal to a low-single digit percentage of the aggregate net sales of the Company’s second generation mTORC1/2 inhibitor, AVTX-006. At any time beginning three years after the date of the first public launch of AVTX-006, Avalo may exercise, at its sole discretion, a buyout option that terminates any further obligations under the Royalty Agreement in exchange for a payment to Investors of an aggregate of 75% of the net present value of the royalty payments. A majority of the independent members of the board of directors and the audit committee of Aevi approved the Royalty Agreement.

Avalo assumed this Royalty Agreement upon closing of the Aevi Merger and it is recorded as a royalty obligation within the Company's accompanying consolidated balance sheet as of December 31, 2022. Because there is a significant related party relationship between the Company and the Investors, the Company has treated its obligation to make royalty payments under the Royalty Agreement as an implicit obligation to repay the funds advanced by the Investors. As the Company makes royalty payments in accordance with the Royalty Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which will result in a corresponding increase in the liability balance.

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

As a part of the Aytu transaction, the Company assigned all its payment obligations, including the Make-Whole Payments, under the Karbinal Agreement (collectively, the “TRIS Obligations”) to Aytu. However, under the original license agreement, the Company could ultimately be liable for the TRIS Obligations to the extent Aytu fails to make the required payments. The future Make-Whole Payments to be made by Aytu are unknown as the amount owed to TRIS is dependent on the number of units sold.