Form 10-Q
period 2023-03-31
Avalo Therapeutics, Inc.
filed 2023-05-04
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
As of May 1, 2023, the registrant had 13,200,535 shares of common stock outstanding.

AVALO THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2023

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,687	$13,172
Other receivables	857	1,919
Inventory, net	19	20
Prepaid expenses and other current assets	1,627	1,290
Restricted cash, current portion	63	15
Total current assets	19,253	16,416
Property and equipment, net	2,442	2,411
Goodwill	14,409	14,409
Restricted cash, net of current portion	131	131
Total assets	$36,235	$33,367
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,565	$2,882
Deferred revenue	111	88
Accrued expenses and other current liabilities	8,273	13,214
Notes payable, current	9,296	5,930
Total current liabilities	23,245	22,114
Notes payable, non-current	10,470	13,486
Royalty obligation	2,000	2,000
Deferred tax liability, net	148	141
Derivative liability	5,010	4,830
Other long-term liabilities	1,629	1,711
Total liabilities	42,502	44,282
Stockholders’ deficit:
Common stock—$0.001 par value; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 13,200,535 and 9,430,535 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	13	9
Additional paid-in capital	307,499	292,900
Accumulated deficit	(313,779)	(303,824)
Total stockholders’ deficit	(6,267)	(10,915)
Total liabilities and stockholders’ deficit	$36,235	$33,367

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Product revenue, net	$475	$1,173
Total revenues, net	475	1,173

Operating expenses:
Cost of product sales	551	720
Research and development	6,008	9,584
Selling, general and administrative	2,708	11,684
Amortization expense	—	38
Total operating expenses	9,267	22,026
	(8,792)	(20,853)
Other expense:
Interest expense, net	(949)	(1,169)
Change in fair value of derivative liability	(180)	—
Other expense, net	(26)	(20)
Total other expense, net	(1,155)	(1,189)
Loss before taxes	(9,947)	(22,042)
Income tax expense	8	9
Net loss and comprehensive loss	$(9,955)	$(22,051)
Net loss per share of common stock, basic and diluted[1]	$(0.85)	$(2.35)

1 Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-12 reverse stock split effected on July 7, 2022. See Note 2 for details.

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited)
(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit
Three Months Ended March 31, 2023
Balance, December 31, 2022	9,430,535	$9	$292,900	$(303,824)	$(10,915)
Issuance of shares of common stock and warrants in underwritten public offering, net	3,770,000	4	13,744	—	13,748
Stock-based compensation	—	—	855	—	855
Net loss	—	—	—	(9,955)	(9,955)
Balance, March 31, 2023	13,200,535	$13	$307,499	$(313,779)	$(6,267)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares[1]	Amount[1]	capital[1]	deficit	equity
Three Months Ended March 31, 2022
Balance, December 31, 2021	9,399,518	$9	$285,239	$(262,166)	$23,082
Stock-based compensation	—	—	5,312	—	5,312
Net loss	—	—	—	(22,051)	(22,051)
Balance, March 31, 2022	9,399,518	$9	$290,551	$(284,217)	$6,343

1 Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-12 reverse stock split effected on July 7, 2022. See Note 2 for details.

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(9,955)	$(22,051)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	33	67
Stock-based compensation	855	5,312
Accretion of debt discount	350	350
Deferred taxes	8	9
Change in fair value of derivative liability	180	—
Changes in assets and liabilities:
Accounts receivable, net	—	123
Other receivables	1,062	2,294
Inventory, net	1	13
Prepaid expenses and other assets	(337)	(310)
Accounts payable	2,683	388
Deferred revenue	22	—
Accrued expenses and other liabilities	(4,941)	(2,287)
Lease liability, net	(13)	25
Net cash used in operating activities	(10,052)	(16,067)
Investing activities
Leasehold improvements	(158)	—
Disposal of property and equipment	25	—
Net cash used in investing activities	(133)	—
Financing activities
Proceeds from issuance of common stock and warrants in underwritten public offering, net	13,748	—
Net cash provided by financing activities	13,748	—
Increase (decrease) in cash, cash equivalents and restricted cash	3,563	(16,067)
Cash, cash equivalents, and restricted cash at beginning of period	13,318	54,863
Cash, cash equivalents, and restricted cash at end of period	$16,881	$38,796
Supplemental disclosures of cash flow information
Cash paid for interest	$704	$831

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2023	2022

Cash and cash equivalents	$16,687	$38,469
Restricted cash, current	63	100
Restricted cash, non-current	131	227
Total cash, cash equivalents and restricted cash	$16,881	38,796
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

Avalo was incorporated in Delaware and commenced operation in 2011 and completed its initial public offering in October 2015.

Liquidity

In order to meet its cash flow needs, the Company applies a disciplined decision-making methodology as it evaluates the optimal allocation of the Company’s resources between investing in the Company’s existing pipeline assets and acquisitions or in-licensing of new assets. As of March 31, 2023, Avalo had $16.7 million in cash and cash equivalents. For the three months ended March 31, 2023, Avalo generated a net loss of $10.0 million and negative cash flows from operations of $10.1 million. As of March 31, 2023, Avalo had an accumulated deficit of $313.8 million. As of March 31, 2023, the future principal payments under the Company’s Loan Agreement (as defined in Note 9) were $21.2 million, $5.9 million of which are due in 2023 (beginning in the third quarter).

On February 7, 2023, the Company closed an underwritten public offering of 3,770,000 shares of its common stock and warrants to purchase up to an aggregate 3,770,000 shares of common stock, resulting in net proceeds of approximately $13.7 million, after deducting the underwriting discounts and commissions and offering expenses paid by us. The warrants were immediately exercisable at an exercise price of $5.00 per share and are exercisable for one year from the issuance date.

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

To mitigate these conditions and to meet the Company’s capital requirements, management plans to use its current cash on hand along with some combination of the following: (i) financings, (ii) out-licensing, strategic alliances/collaborations or sale of our pipeline assets, and (iii) federal and/or private grants. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. Subject to limited exceptions, the Loan Agreement (as defined in Note 9) prohibits the Company from incurring certain additional indebtedness, making certain asset dispositions, and entering into certain mergers, acquisitions or other business combination transactions without the prior consent of the lenders. Additionally, the Loan Agreement contains certain covenants and certain other specified events, including a material adverse change in the business, that could result in an event of default, which if not cured or waived, could result in the immediate acceleration of all or a substantial portion of the outstanding Notes. If the AVTX-002 PEAK trial, for which we expect topline data in the second quarter of 2023, does not have a positive data readout, it may result in a material adverse change in the business. As of the filing date of this Quarterly Report on Form 10-Q, the Company was not aware of any breach of covenants or occurrence of material adverse change, nor had it received any notice of event of default from the lenders (refer to Note 9 for more information).

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

Over the long-term, the Company’s ultimate ability to achieve and maintain profitability will depend on, among other things, the development, regulatory approval, and commercialization of its pipeline assets, and the potential receipt and sale of any priority review vouchers it receives.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The condensed consolidated balance sheet at December 31, 2022 has been derived from audited financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”).

The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the December 31, 2022 audited consolidated financial statements.

In the second quarter of 2022, the Company concluded that it would include sales and marketing expenses within the selling, general and administrative line in the Company’s condensed consolidated statement of operations. The Company reclassified $1.9 million from sales and marketing expense to selling, general and administrative expense for the three months ended March 31, 2022 to conform with the current period presentation.

On July 7, 2022, Avalo effected a 1-for-12 reverse stock split of the outstanding shares of the Company’s common stock. The Company retroactively applied the reverse stock split to common share and per share amounts for periods prior to July 7, 2022, including the unaudited condensed consolidated financial statements for the three months ended March 31, 2022. Additionally, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately. Avalo retroactively applied such adjustments in the notes to the unaudited condensed consolidated financial statements for periods presented prior to July 7, 2022, including the three months ended March 31, 2022. The reverse stock split did not reduce the number of authorized shares of common and preferred stock and did not alter the par value.

Unless otherwise indicated, all amounts in the following tables are in thousands except share and per share amounts.

Accounting Pronouncements Adopted in 2023

In January 2017, the FASB issued ASU No. 2017-04 Intangibles - Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates the requirement to calculate the implied fair value of goodwill of a reporting unit to measure a goodwill impairment charge. Instead, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This new standard was adopted effective January 1, 2023 and will be applied upon any recognition of any future goodwill impairment charge. This ASU has not had a material impact on our financial statements.

Significant Accounting Policies

During the three months ended March 31, 2023, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 29, 2023.

3. Revenue

Avalo generates its product revenue from sales of Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions, which is considered a prescription drug. The Company sells its prescription drug in the United States primarily through wholesale distributors. Wholesale distributors account for substantially all of the Company’s net product revenues and trade receivables. For the three months ended March 31, 2023, the Company’s two largest customers accounted for approximately 53% and 47%, respectively, of the Company’s total net product revenues. Net revenue from sales of prescription drugs was $0.5 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively.

The Company has a license and supply agreement for the Millipred® product with a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), which expires on September 30, 2023. Avalo is required to pay Teva fifty percent of the net profit of the Millipred® product following each calendar quarter, subject to a $0.5 million quarterly minimum payment, which commenced on July 1, 2021.

Aytu BioScience, Inc. (“Aytu”), to which the Company sold its rights, title, and interests in assets relating to certain commercialized products in 2019 (the “Aytu Transaction”), managed Millipred® commercial operations until August 31, 2021 pursuant to transition service agreements, which included managing the third-party logistics provider and providing accounting reporting services. Aytu collected cash on behalf of Avalo for revenue generated by sales of Millipred® from the second quarter of 2020 through the third quarter of 2021 and is obligated to transfer cash generated by such sales to Avalo. In the third quarter of 2021, Avalo finalized its trade and distribution channel to allow it to control the third-party distribution and began managing Millipred® commercial operations at that time. The transition services agreement allowed Aytu to withhold cash of $2.0 million until September 30, 2022, and allows withholding of $1.0 million until December 2024.

As of March 31, 2023, the total receivable balance, which represents revenue generated by sales of Millipred® during the time Aytu was managing its commercial operations partially offset by minimal operational liabilities Aytu paid on our behalf, was estimated to be approximately $1.4 million, $0.4 million of which was currently due pursuant to the transition services agreement. Avalo received $0.2 million in the second quarter of 2023. In the second quarter of 2022, Avalo fully reserved the $1.0 million due in December 2024 as a result of Aytu’s conclusion within its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, that substantial doubt existed with respect to its ability to continue as a going concern within one year after the date of financial statements were issued. This conclusion has remained unchanged within Aytu’s most recent publicly disclosed financial statements. We will continue to re-assess collectability each reporting period.

4. Net Loss Per Share

Basic and diluted EPS is provided below for common stock for the three months ended March 31, 2023 and March 31, 2022.

EPS for common stock is computed by dividing the sum of distributed earnings and undistributed earnings by the weighted average number of shares outstanding for the period. The weighted average number of common shares outstanding as of March 31, 2023 and 2022 include the weighted average effect of the pre-funded warrants issued in connection with the underwritten public offering that closed in January 2021, the exercise of which requires nominal consideration for the delivery of the shares of common stock.

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

The following tables set forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2023 and March 31, 2022 (in thousands, except share and per share amounts):

Three Months Ended
March 31, 2023
Net loss	$(9,955)
Weighted average shares	11,722,764
Basic and diluted net loss per share	$(0.85)

Three Months Ended
March 31, 2022
Net loss	$(22,051)
Weighted average shares	9,399,518
Basic and diluted net loss per share	$(2.35)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the three months ended March 31, 2023 and 2022, as they could have been anti-dilutive:

	Three Months Ended
	March 31,
	2023	2022
Stock options	1,460,346	1,424,004
Warrants on common stock[1]	4,136,990	367,187
Restricted Stock Units	—	938
1 The weighted average number of common shares outstanding as of March 31, 2023 and 2022 included the weighted average effect of the 114,007 pre-funded warrants outstanding because the exercise of such warrants requires only nominal consideration ($0.012 per share exercise price for each pre-funded warrant). Therefore, these pre-funded warrants are not included in the table above.
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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$15,684	$—	$—
Liabilities
Derivative liability	$—	$—	$5,010

	December 31, 2022
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$12,133	$—	$—
Liabilities
Derivative liability	$—	$—	$4,830

*Investments in money market funds are reflected in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

As of March 31, 2023 and December 31, 2022, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities, derivative liability and long-term debt. The carrying amounts reported in the accompanying condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts. The estimated fair value of the Company’s debt approximates its carrying value as of March 31, 2023 and is in Level Two of the fair value hierarchy (refer to Note 9 for more information).

Level 3 Valuation

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the derivative liability for the three months ended March 31, 2023:

Derivative liability
Balance at December 31, 2022	$4,830
Change in fair value of derivative liability	180
Balance at March 31, 2023	$5,010

In the fourth quarter of 2022, Avalo sold its economic rights to future milestone and royalty payments for previously out-licensed assets AVTX-501, AVTX-007, and AVTX-611 to ES Therapeutics, LLC (“ES”), an affiliate of Armistice, in exchange for $5.0 million (the “ES Transaction”). Armistice is a significant stockholder of the Company and whose chief investment officer, Steven Boyd, and managing director, Keith Maher, served on Avalo’s Board until August 8, 2022. The ES Transaction was approved in accordance with Avalo’s related party transaction policy.

The economic rights sold include (a) rights to a milestone payment of $20.0 million upon the filing and acceptance of an NDA for AVTX-501 pursuant to an agreement with Janssen Pharmaceutics, Inc., (the “AVTX-501 Milestone”) and (b) rights to any future milestone payments and royalties relating to AVTX-007 under a license agreement with Apollo AP43 Limited, including up to $6.25 million of development milestones, up to $67.5 million in sales-based milestones, and royalty payments of a low single digit percentage of annual net sales (which percentage increases to another low single digit percentage if annual net sales exceed a specified threshold) (the “AVTX-007 Milestones and Royalties”). In addition, Avalo waived all its rights to AVTX-611 sales-based payments of up to $20.0 million that were payable by ES.

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

Subsequent to the transaction date, at each reporting period, the derivative liability is remeasured at fair value. As of March 31, 2023, the fair value of the derivative liability was $5.0 million, of which $3.8 million was attributable to the AVTX-501 Milestone and $1.3 million was attributable to the AVTX-007 Milestones and Royalties. The $0.2 million change in fair value was recognized in other expense, net in the accompanying condensed consolidated statements of operations and comprehensive loss.

The fair value of the AVTX-501 Milestone was primarily driven by an approximate 23% probability of success to reach the milestone in approximately 4.6 years. The fair value of AVTX-007 Milestones and Royalties were primarily driven by an approximate 17% probability of success, time to commercialization of approximately 5.6 years, and sales forecasts with peak annual net sales reaching $300 million. As discussed above, these unobservable inputs were estimated by Avalo based on limited publicly available information and therefore could differ from Janssen and Apollo’s internal development plans. Any changes to these inputs may result in significant changes to the fair value measurement. Notably, the probability of success is the largest driver of the fair value and therefore changes to such input would likely result in significant changes to such fair value.

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

No changes in valuation techniques or inputs occurred during the three months ended March 31, 2023 and 2022. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2023 and 2022.

6. Leases

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

The weighted average remaining term of the operating leases at March 31, 2023 was 5.3 years.

Supplemental balance sheet information related to the leased properties include (in thousands):

	As of
	March 31, 2023	December 31, 2022
Property and equipment, net	$1,682	$1,750

Accrued expenses and other current liabilities	$533	$532
Other long-term liabilities	1,629	1,711
Total operating lease liabilities	$2,162	$2,243

The operating lease right-of-use (ROU) assets are included in property and equipment, net and the lease liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in our condensed consolidated balance sheets. The Company utilized a weighted average discount rate of 9.1% to determine the present value of the lease payments.

The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost*	$120	$116
*Includes short-term leases, which are immaterial.

The following table shows a maturity analysis of the operating lease liabilities as of March 31, 2023 (in thousands):

Undiscounted Cash Flows
April 1, 2023 through December 31, 2023	$400
2024	537
2025	547
2026	557
2027	258
2028	201
Thereafter	224
Total lease payments	$2,724
Less implied interest	(562)
Total	$2,162

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Research and development	$2,643	$6,293
Compensation and benefits	2,126	2,699
Selling, general and administrative	725	1,008
Commercial operations	1,788	1,694
Royalty payment	445	508
Lease liability, current	533	532
Other	13	480
Total accrued expenses and other current liabilities	$8,273	$13,214

8. Cost Reduction Plan

In the first quarter of 2022, the Board approved a cost reduction plan to enable the Company to execute its strategy of prioritizing the development of its most promising programs (the “Plan”). A reduction in workforce plan was approved to reduce headcount and related expenses. The reduction in workforce plan was considered a one-time termination benefit as defined by ASC No. 420, Exit or Disposal Cost Obligations. The one-time termination benefits mainly relate to severance payments to separated employees. As a result, the Company recognized $1.5 million of expense during the first quarter of 2022, of which $0.7 million was recognized in research and development expense, and $0.8 million was recognized in selling, general and administrative expense. $1.4 million of severance payments were paid in the year ended December 31, 2022 and the remaining $0.1 million was paid in the three months ended March 31, 2023. Additionally, $0.4 million of stock-based compensation expense was recognized in the first quarter of 2022 related to the Plan, which was mainly related to accelerated vesting of certain separated employees’ stock options.

In addition, previously and separately, during the first quarter of 2022, the Company separated certain section 16 executive officers. Each of the former executives are entitled to the benefits provided in their respective separation agreements, which include severance payments to be paid over twelve to eighteen months. As a result, the Company recognized $1.7 million expense during the first quarter of 2022 within selling, general and administrative expenses. Additionally, the Company accelerated the vesting of certain outstanding stock options and extended the exercisability periods, which resulted in $3.9 million of compensation cost recognized in first quarter of 2022. Refer to Note 11 for information regarding stock compensation expense related to separations entered into the first quarter of 2022.

9. Notes Payable

On June 4, 2021, the Company entered into a $35.0 million venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”) and Powerscourt Investments XXV, LP (“Powerscourt”, and together with Horizon, the “Lenders”). In accordance with the Loan Agreement, $20.0 million was funded on the closing date (the “Initial Note”), with the remaining $15.0 million fundable upon the Company achieving certain predetermined milestones, which the Company met in the third quarter of 2021. On July 30, 2021, after achieving a predetermined milestone, the Company borrowed an additional $10.0 million, which was evidenced by a second note payable (the “Second Note”). On September 29, 2021, after achieving a second predetermined milestone, the Company borrowed the remaining $5.0 million, which was evidenced by a third note payable (the “Third Note”, and collectively with the Initial and Second Notes, the “Notes”).

In June 2022, the Company, as collectively agreed upon with the Lenders, prepaid $15.0 million to the Lenders, of which $14.8 million was applied to principal and the remainder applied to accrued interest. As of March 31, 2023, the outstanding notes payable balance was $21.2 million, inclusive of the final payment fee. Avalo might consider additional prepayments prior to principal loan amounts coming due, if collectively agreed upon with the Lenders.

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

Debt issuance costs and the amount allocated to the warrants were recognized as a debt discount and are amortized to interest expense using the effective interest method over the term of the loan. The $1.1 million final payment fee is included in the contractual cash flows and is accreted to interest expense using the effective interest method over the term of the loan.

The effective interest rate of the Notes was 21.2% as of March 31, 2023.

Balance sheet information related to the note payable for the Notes is as follows (in thousands):

	As of
	March 31, 2023	December 31, 2022	Maturity
Initial Note	12,139	12,139	January 2025
Second Note	6,070	6,070	February 2025
Third Note	3,035	3,035	April 2025
Notes payable, gross[1]	21,244	21,244
Less: Unamortized debt discount and issuance costs	1,478	1,828
Carrying value of notes payable	19,766	19,416
Less: Current portion	9,296	5,930
Carrying value of notes payable, non-current	10,470	13,486

1 Balance includes $1.1 million final payment fee for the Notes, which represents 3% of the original principal loan amount.

As of March 31, 2023, the contractual future principal payments were as follows (in thousands):

As of March 31, 2023
2023	$5,930
2024	13,463
2025	1,851
2026	—
Total principal payments[1]	$21,244

1 Balance includes $1.1 million final payment fee, which represents 3% of the original principal loan amount.

10. Capital Structure

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock, common stock and preferred stock. At March 31, 2023, the total number of shares of capital stock the Company was authorized to issue was 205,000,000, of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

Common Stock

Q1 2023 Financing

On February 7, 2023, the Company closed an underwritten public offering of 3,770,000 shares of its common stock and warrants to purchase up to 3,770,000 shares of common stock, at a combined price to the public of $3.98 per share and warrant, resulting in net proceeds of approximately $13.7 million, after deducting the underwriting discounts and commissions and offering expenses paid by us. The warrants were immediately exercisable at an exercise price of $5.00 per share and are exercisable for one year from the issuance date. Armistice participated in the offering by purchasing 0.5 million shares of common stock and 0.5 million warrants, on the same terms as all other investors. Certain affiliates of Nantahala Capital Management LLC and Point72 Asset Management, L.P., which each beneficially owned greater than 5% of the Company’s outstanding common stock at the time of the offering, participated in the offering on the same terms as all other investors.

The warrants were classified as a component of permanent stockholders’ deficit within additional paid-in capital. The warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such warrants do not provide any guarantee of value or return.

Common Stock Warrants

At March 31, 2023, the following common stock warrants were outstanding:

Number of common shares	Exercise price	Expiration
underlying warrants	per share	date
333,334	$150.00	June 2024
114,007	$0.012	—
33,656	$31.20	June 2031
3,770,000	$5.00	February 2024
4,250,997

11. Stock-Based Compensation

2016 Equity Incentive Plan

In April 2016, our board of directors adopted the 2016 Equity Incentive Plan, which was approved by our stockholders in May 2016 and which was subsequently amended and restated in May 2018 and August 2019 with the approval of our board of directors and our stockholders (the “2016 Third Amended Plan”). During the term of the 2016 Third Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year ending on (and including) January 1, 2026, by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. On January 1, 2023, pursuant to the terms of the 2016 Third Amended and Restated Plan, an additional 377,221 shares were made available for issuance. As of March 31, 2023, there were 430,066 shares available for future issuance under the 2016 Third Amended Plan.

Option grants expire after ten years. Employee options typically vest over four years. Employees typically receive a new hire option grant, as well as an annual grant in the first or second quarter of each year. In addition, in the first and fourth quarters of 2022, employees were also granted options that vest on the first anniversary of the grant date. Options granted to directors typically vest either immediately or over a period of one or three years. Directors may elect to receive stock options in lieu of board compensation, which vest immediately. For stock options granted to employees and non-employee directors, the estimated grant date fair market value of the Company’s stock-based awards is amortized ratably over the individuals’ service periods, which is the period in which the awards vest. Stock-based compensation expense includes expense related to stock options and employee stock purchase plan shares. The amount of stock-based compensation expense recognized for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$326	$287
Selling, general and administrative	529	5,025
Total stock-based compensation	$855	$5,312

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

Stock options with service-based vesting conditions

The Company has granted options that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. A summary of option activity for the three months ended March 31, 2023 is as follows:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Balance at December 31, 2022	1,345,532	$28.24	$17.48	6.7
Granted	371,389	$2.87	$2.21
Expired	(339,910)	$42.99	$27.13
Balance at March 31, 2023	1,377,011	$17.76	$10.98	8.5
Exercisable at March 31, 2023	487,694	$35.04	$20.32	7.0

In February 2023, the Company granted 0.3 million options with service-based vesting conditions to its employees as part of its annual stock option award that vest over four years.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. As of March 31, 2023, the aggregate intrinsic value of options outstanding was zero. There were 0.1 million options that vested during the three months ended March 31, 2023 with a weighted average exercise price of $11.41 per share. The total grant date fair value of shares which vested during the three months ended March 31, 2023 was $1.1 million.

The Company recognized stock-based compensation expense of $0.8 million related to stock options with service-based vesting conditions for the three months ended March 31, 2023. At March 31, 2023, there was $4.6 million of total unrecognized compensation cost related to unvested service-based vesting condition awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.1 years.

Stock-based compensation assumptions

The following table shows the assumptions used to compute stock-based compensation expense for stock options with service-based vesting conditions granted under the Black-Scholes valuation model for the three months ended March 31, 2023:

Service-based options
Expected term of option (in years)	5 - 6.25
Expected stock price volatility	89.8% - 91.8%
Risk-free interest rate	3.60% - 3.87%
Expected annual dividend yield	0%

Stock options with market-based vesting conditions

As of March 31, 2023, there were 0.1 million exercisable stock options that contained market-based vesting conditions (that had been previously satisfied). The options have a weighted average share price per share of $39.53 and a weighted average remaining contractual term of 1.2 years. There were no stock options with market-based vesting conditions granted, exercised, or forfeited for the three months ended March 31, 2023.

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

The Company initially reserved and authorized up to 41,667 shares of common stock for issuance under the ESPP. On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP automatically increases by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, and (ii) 41,667 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. The number of shares were increased by 41,667 on January 1, 2023. As of March 31, 2023, 211,702 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $37,510 for the three months ended March 31, 2023.

12. Income Taxes

The Company recognized minimal income tax expense for the three months ended March 31, 2023 and 2022 due to the significant valuation allowance against the Company’s deferred tax assets and the current and prior period losses.

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

Employee Incentive Bonus

In October 2022, the Compensation Committee of the Board of Directors approved a cash incentive bonus for its employees contingent on positive data of its AVTX-002 PEAK Trial for non-eosinophilic asthma and other specific criteria relating to the Company’s market capitalization and liquidity. The contingent bonus is payable at 25% of each employee’s base compensation, which the Company currently estimates to be approximately $1.3 million. The Company has not recognized a liability within its accompanying consolidated balance sheet as of March 31, 2023 because it does not believe it is probable that the contingent bonus will be earned in context of ASC No. 450, Contingencies. The Company evaluates the contingent bonus in regards to recognizing such liability each reporting period.

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

Under the KKC License Agreement, the Company paid KKC an upfront license fee of $10.0 million, which we recognized within research and development expenses in 2021. The Company is also required to pay KKC up to an aggregate of $112.5 million based on the achievement of specified development and regulatory milestones. Upon commercialization, the Company is required to pay KKC sales-based milestones aggregating up to $75.0 million tied to the achievement of annual net sales targets.

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

No expense related to the KKC License Agreement was recognized in the three months ended March 31, 2023. There has been no cumulative expense recognized as of March 31, 2023 related to the milestones under this license agreement. The Company will continue to monitor the milestones at each reporting period.

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

No expense related to this license agreement was recognized in the three months ended March 31, 2023. There has been $0.5 million of cumulative expense recognized as of March 31, 2023 related to the milestones under this license agreement, which was recognized in 2021. The Company will continue to monitor the remaining milestones at each reporting period.

AVTX-008 Sanford Burnham Prebys License Agreement

On June 22, 2021, the Company entered into an Exclusive Patent License Agreement with Sanford Burnham Prebys Medical Discovery Institute (the “Sanford Burnham Prebys License Agreement”) under which the Company obtained an exclusive license to a portfolio of issued patents and patent applications covering an immune checkpoint program (AVTX-008).

Under the terms of the Sanford Burnham Prebys License Agreement, the Company incurred an upfront license fee of $0.4 million, as well as patent costs of $0.5 million, which we recognized within research and development expenses and within selling, general and administrative expenses, respectively, in 2021. The Company is required to pay Sanford Burnham Prebys up to an aggregate of $24.2 million based on achievement of specified development and regulatory milestones. Upon commercialization, the Company is required to pay Sanford Burnham Prebys sales-based milestone payments aggregating up to $50.0 million tied to annual net sales targets. Additionally, the Company is required to pay Sanford Burnham Prebys royalties during a country-by-country royalty term equal to a low-to-mid single digit percentage of annual net sales. The Company is also required to pay Sanford Burnham Prebys a tiered low-double digit percentage of the payments that Avalo receives from sublicensing of its rights under the Sanford Burnham Prebys License Agreement, subject to certain exclusions. Avalo is fully responsible for the development and commercialization of the program.

No expense related to the Sanford Burnham Prebys License Agreement was recognized in the three months ended March 31, 2023. There has been no cumulative expense recognized as of March 31, 2023 related to the milestones under this license agreement. The Company will continue to monitor the milestones at each reporting period.

Possible Future Milestone Proceeds for Out-Licensed Compounds

AVTX-301 Out-License

On May 28, 2021, the Company out-licensed its rights in respect of its non-core asset, AVTX-301, to Alto Neuroscience, Inc. (“Alto”). The Company initially in-licensed the compound from an affiliate of Merck & Co., Inc. in 2013.

Under the out-license agreement, the Company received a mid-six digit upfront payment from Alto, which we recognized as license revenue in 2021. The Company is also eligible to receive up to an aggregate of $18.6 million based on the achievement of specified development, regulatory and commercial sales milestones. Additionally, the Company is entitled to a less than single digit percentage royalty based on annual net sales. Alto is fully responsible for the development and commercialization of the program.

The Company has not recognized any milestones as of March 31, 2023.

AVTX-406 License Assignment

On June 9, 2021, the Company assigned its rights, title, interest, and obligations under an in-license covering its non-core asset, AVTX-406, to ES, a wholly owned subsidiary of Armistice. The transaction with ES was approved in accordance with Avalo’s related party transaction policy.

Under the assignment agreement, the Company received a low-six digit upfront payment from ES, which we recognized as license revenue in 2021. The Company is also eligible to receive up to an aggregate of $6.0 million based on the achievement of specified development and regulatory milestones. Upon commercialization, the Company is eligible to receive sales-based milestone payments aggregating up to $20.0 million tied to annual net sales targets. ES is fully responsible for the development and commercialization of the program.

The Company has not recognized any milestones as of March 31, 2023.

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

The first milestone was the enrollment of a patient in a Phase 2 study related to AVTX-002 (for treatment of pediatric onset Crohn’s disease), AVTX-006 (for treatment of any indication) or AVTX-007 (for treatment of any indication) prior to February 3, 2022, which would have resulted in a milestone payment of $2.0 million. The Company did not meet the first milestone prior to February 3, 2022. Therefore, no contingent consideration related to this milestone was recognized as of March 31, 2023 and no future contingent consideration will be recognized.

The second milestone is the receipt of an NDA approval for either AVTX-006 or AVTX-007 from the FDA on or prior to February 3, 2025. If this milestone is met, the Company is required to make a milestone payment of $4.5 million. The contingent consideration related to the second development milestone will be recognized if and when such milestone is probable and can be reasonably estimated. No contingent consideration related to the second development milestone has been recognized as of March 31, 2023. The Company will continue to monitor the second milestone at each reporting period.

Ichorion Asset Acquisition Possible Future Milestone Payments

In September 2018, the Company acquired Ichorion Therapeutics, Inc., including acquiring three compounds for inherited metabolic disorders known as CDGs (AVTX-801, AVTX-802 and AVTX-803) and one other preclinical compound. Consideration for the transaction included shares of Avalo common stock and three future contingent development milestones for the acquired compounds worth up to an additional $15.0 million. All milestones are payable in either shares of the Company’s common stock or cash, at the election of Avalo.

The first and second milestones were marketing approval of the first and second product, respectively, by the FDA on or prior to December 31, 2021, which would have resulted in milestone payments of $6.0 million and $5.0 million, respectively. The Company did not meet the first or second milestone as of December 31, 2021. As a result, no contingent consideration related to these milestones was recognized as of March 31, 2023 and no future contingent consideration will be recognized.

The third milestone is marketing approval of a protide molecule by the FDA on or prior to December 31, 2023. If this milestone is met, the Company is required to make a milestone payment of $4.0 million. The contingent consideration related to the third development milestone will be recognized if and when such milestone is probable and can be reasonably estimated. No contingent consideration related to the third milestone has been recognized as of March 31, 2023. The Company will continue to monitor the third development milestone at each reporting period.

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

Avalo assumed this Royalty Agreement upon closing of the Aevi Merger and it is recorded as a royalty obligation within the Company's accompanying condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022. Because there is a significant related party relationship between the Company and the Investors, the Company has treated its obligation to make royalty payments under the Royalty Agreement as an implicit obligation to repay the funds advanced by the Investors. As the Company makes royalty payments in accordance with the Royalty Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which will result in a corresponding increase in the liability balance.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as “projects,” “may,” “might,” “will,” “could,” “would,” “should,” “continue,” “seeks,” “aims,” “predicts,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “potential,” “pro forma” or other similar words (including their use in the negative), or by discussions of future matters such as: the future financial and operational outlook; the development of product candidates; and other statements that are not historical. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II – Item 1A, “Risk Factors,” as well as in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 29, 2023, and in our other filings with the SEC. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2022 appearing in our Annual Report on Form 10-K filed with the SEC on March 29, 2023.

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

The following chart summarizes key information about our pipeline and anticipated research & development milestones:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Product Revenue, Net

Net product revenue was $0.5 million for the three months ended March 31, 2023, compared to $1.2 million for the three months ended March 31, 2022. The decrease was mainly attributable to a decrease in units sold.

We currently have rights to only one commercial pharmaceutical product, Millipred®, which we consider non-core. Avalo’s license and supply agreement for Millipred® expires on September 30, 2023. Therefore, we expect product revenue to decrease for the year ending December 31, 2023.

Cost of Product Sales

Cost of product sales were $0.6 million for the three months ended March 31, 2023, compared to $0.7 million for the same period in 2022. The decrease was mainly attributable to a decrease in units sold, as discussed above.

Avalo’s license and supply agreement for Millipred® expires on September 30, 2023. Therefore, we expect cost of product sales to decrease for the year ending December 31, 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Preclinical expenses	$364	$999
Clinical expenses	2,776	2,785
CMC expenses	1,292	2,147
Internal expenses:
Salaries, benefits and related costs	1,193	3,270
Stock-based compensation expense	326	287
Other	57	96
	$6,008	$9,584

Research and development expenses decreased $3.6 million for the three months ended March 31, 2023. This decrease was mainly driven by a $2.1 million decrease of salaries, benefits and related costs due to severance expense recognized in the first quarter of 2022 from headcount reductions that did not repeat, paired with lower salary costs in the first quarter of 2023 driven by the headcount reduction.

Additionally, chemistry, manufacturing, and controls (“CMC”) and preclinical expenses decreased $0.9 million and $0.6 million, respectively, while clinical expenses were consistent period over period. AVTX-002 CMC expenses increased due to the timing of raw material orders for the three months ended March 31, 2023, however this increase was more than offset by limited spend on non-core programs. Preclinical expenses decreased from the prior year as a result of AVTX-002 study timing coupled with the limited spend on non-core programs. Clinical expenses for AVTX-002 increased as a result of the continued progression of the PEAK trial, which reached full enrollment in February 2023, however, this increase was offset by limited clinical spend on non-core programs.

We expect research and development expenses in the second quarter of 2023 to be relatively consistent with the first quarter of 2023. Research and development expenses beyond the second quarter of 2023 are difficult to predict given it will be highly dependent on study outcomes (notably the AVTX-002 PEAK trial, for which we expect to release topline data in the second quarter of 2023), as well as potential financings and business development initiatives.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Salaries, benefits and related costs	$754	$4,099
Legal, consulting and other professional expenses	1,182	2,243
Stock-based compensation expense	529	5,025
Advertising and marketing expense	13	43
Other	230	274
	$2,708	$11,684

Selling, general and administrative expenses decreased $9.0 million for the three months ended March 31, 2023 due to severance and stock-based compensation recognized in the first quarter of 2022 due to headcount reductions, paired with decreased headcount and cost savings initiatives in the first quarter of 2023.

Notably, we recognized $4.3 million of stock-based compensation in the first quarter of 2022 as a result of the acceleration and modification of certain separated employees’ stock options that did not repeat. Additionally, salaries, benefits and related costs decreased $3.3 million due to $2.4 million of severance expense recognized in the first quarter of 2022 from headcount reductions that did not repeat, paired with lower salary costs in the first quarter driven by the reduced headcount. Legal, consulting and other professional expenses decreased $1.1 million due to cost savings initiatives.

We expect selling, general and administrative expenses in the second quarter of 2023 to be relatively consistent with the first quarter of 2023. Selling, general and administrative expenses beyond the second quarter of 2023 are difficult to predict given it will be highly dependent on study outcomes (notably the AVTX-002 PEAK trial, for which we expect to release topline data in the second quarter of 2023), as well as potential financings and business development initiatives.

Amortization Expense

The following table summarizes our amortization expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization of intangible assets	$—	$38

Avalo’s acquired assembled workforce was fully amortized in the first quarter of 2022, thus driving the decrease as compared to the prior period.

Other Expense, Net

The following table summarizes our other expense, net for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest expense, net	(949)	(1,169)
Change in fair value of derivative liability	(180)	—
Other expense, net	(26)	(20)
	$(1,155)	$(1,189)

Other expense, net was mainly comprised of interest expense related to the Loan Agreement (as defined in Note 9 to the unaudited condensed consolidated financial statements) for the three months ended March 31, 2023 and 2022. In June 2022, the Company made a partial prepayment of $15.0 million under the venture loan and security agreement, of which $14.8 million was applied to principal, which drove the $0.2 million decrease in interest expense compared to the prior period.

Contractual principal payments begin in the third quarter of 2023 and therefore, we expect interest expense to decrease in the second half of 2023; however, the extent of the decrease is unknown given the contractual interest rate is tied to the prime rate (see Note 9 to the unaudited condensed consolidated financial statements for additional information). Therefore, fluctuations in the prime rate will also impact interest expense. Additionally, we might consider prepayments prior to principal loan amounts coming due, if collectively agreed upon with the lenders, which would impact future interest expense.

The decrease to interest expense was offset by $0.2 million loss on the change in fair value of the derivative liability. The derivative liability, which is related to the Company’s sale of future rights to collect payments to milestones and royalties of previously out-licensed assets, is re-valued each reporting period with the change in fair value recorded as a gain or loss within other expense, net. The valuation of the derivative liability is based on unobservable inputs estimated by Avalo based on publicly available information from Janssen and Apollo. Given Avalo is no longer entitled to collect the future payments related to the corresponding milestones and royalties, the change in the derivative liability as well as potential ultimate settlement of the payments in the future from Janssen and/or Apollo to ES Therapeutics will not impact Avalo’s future cash flows. Refer to Note 5 of the unaudited condensed consolidated financial statements for more information.

Income Tax Expense

The Company recognized minimal income tax expense for both the three months ended March 31, 2023 and 2022.

Liquidity and Capital Resources

In order to meet its cash flow needs, the Company applies a disciplined decision-making methodology as it evaluates the optimal allocation of the Company’s resources between investing in the Company’s existing pipeline assets and acquisitions or in-licensing of new assets. As of March 31, 2023, Avalo had $16.7 million in cash and cash equivalents. For the three months ended March 31, 2023, Avalo generated a net loss of $10.0 million and negative cash flows from operations of $10.1 million. As of March 31, 2023, Avalo had an accumulated deficit of $313.8 million. As of March 31, 2023, the future principal payments under the Company’s Loan Agreement (as defined in Note 9) were $21.2 million, $5.9 million of which are due in 2023 (beginning in the third quarter).

On February 7, 2023, the Company closed an underwritten public offering of 3,770,000 shares of its common stock and warrants to purchase up to an aggregate 3,770,000 shares of common stock, resulting in net proceeds of approximately $13.7 million, after deducting the underwriting discounts and commissions and offering expenses paid by us. The warrants were immediately exercisable at an exercise price of $5.00 per share and are exercisable for one year from the issuance date.

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

To mitigate these conditions and to meet the Company’s capital requirements, management plans to use its current cash on hand along with some combination of the following: (i) financings, (ii) out-licensing, strategic alliances/collaborations or sale of our pipeline assets, and (iii) federal and/or private grants. If the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. Subject to limited exceptions, the Loan Agreement prohibits the Company from incurring certain additional indebtedness, making certain asset dispositions, and entering into certain mergers, acquisitions or other business combination transactions without the prior consent of the lenders. Additionally, the Loan Agreement contains certain covenants and certain other specified events, including a material adverse change in the business, that could result in an event of default, which if not cured or waived, could result in the immediate acceleration of all or a substantial portion of the outstanding Notes. If the AVTX-002 PEAK trial, for which we expect topline data in the second quarter of 2023, does not have a positive data readout, it may result in a material adverse change in the business. As of the filing date of this Quarterly Report on Form 10-Q, the Company was not aware of any breach of covenants or occurrence of material adverse change, nor had it received any notice of event of default from the lenders (refer to Note 9 of the condensed consolidated financial statements for more information).

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

Over the long-term, the Company’s ultimate ability to achieve and maintain profitability will depend on, among other things, the development, regulatory approval, and commercialization of its pipeline assets, and the potential receipt and sale of any priority review vouchers it receives.

Uses of Liquidity

The Company uses cash to primarily fund the ongoing development of our research and development pipeline assets and costs associated with its organizational infrastructure.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(10,052)	$(16,067)
Investing activities	(133)	—
Financing activities	13,748	—
Net increase (decrease) in cash and cash equivalents	$3,563	$(16,067)

Net cash used in operating activities

Net cash used in operating activities decreased $6.0 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease was driven by a $12.1 million decrease in net loss, partially offset by decreased non-

cash adjustments to reconcile net loss to net cash used in operating activities including a $4.5 million decrease to non-cash stock-based compensation expense. Additionally, changes in assets decreased by $1.4 million, largely driven by $1.2 million decrease in other receivables. Operating cash flows beyond the second quarter of 2023 are difficult to predict given they will be highly dependent on study outcomes (notably the AVTX-002 PEAK trial, which we expect to release topline data in the second quarter of 2023).

Net cash used in investing activities

Net cash used in investing activities was minimal for the three months ended March 31, 2023. There were no investing activities for the first quarter of 2022.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2023 and consisted of net proceeds of $13.7 million from an underwritten public offering closed in February 2023. There were no financing activities in the first quarter of 2022.

Critical Accounting Policies, Estimates, and Assumptions

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP. In preparing the financial statements in conformity with GAAP, the Company makes estimates and assumptions that have an impact on assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, revenue recognition, cost of product sales, stock-based compensation, fair value measurements, the valuation of derivative liabilities, cash flows used in management’s going concern assessment, income taxes, goodwill, and other intangible assets and clinical trial accruals. The Company believes, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 29, 2023. There have been no material changes to our critical accounting policies during the three months ended March 31, 2023.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023, which could materially affect our business, financial condition, or future results. Our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in the Form 10-K referenced above. The risks described in the Form 10-K referenced above are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited) for the Three Months Ended March 31, 2023 and 2022; and (v) Notes to Unaudited Financial Statements.

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

Avalo Therapeutics, Inc.

Date: May 4, 2023	/s/ Christopher Sullivan
Christopher Sullivan
Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer)