Form 10-Q
period 2023-06-30
Avalo Therapeutics, Inc.
filed 2023-08-03
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
As of August 2, 2023, the registrant had 20,249,447 shares of common stock outstanding.

AVALO THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2023

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,307	$13,172
Accounts receivable	38	—
Other receivables	6	1,919
Inventory, net	18	20
Prepaid expenses and other current assets	1,135	1,290
Restricted cash, current portion	15	15
Total current assets	7,519	16,416
Property and equipment, net	2,176	2,411
Goodwill	14,409	14,409
Restricted cash, net of current portion	131	131
Total assets	$24,235	$33,367
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$751	$2,882
Deferred revenue	—	88
Accrued expenses and other current liabilities	7,588	13,214
Notes payable, current	14,115	5,930
Total current liabilities	22,454	22,114
Notes payable, non-current	—	13,486
Royalty obligation	2,000	2,000
Deferred tax liability, net	156	141
Derivative liability	5,050	4,830
Other long-term liabilities	1,544	1,711
Total liabilities	31,204	44,282
Stockholders’ deficit:
Common stock—$0.001 par value; 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; 14,036,940 and 9,430,535 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	14	9
Additional paid-in capital	314,755	292,900
Accumulated deficit	(321,738)	(303,824)
Total stockholders’ deficit	(6,969)	(10,915)
Total liabilities and stockholders’ deficit	$24,235	$33,367

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$643	$1,033	$1,117	$2,206
Total revenues, net	643	1,033	1,117	2,206

Operating expenses:
Cost of product sales	708	1,567	1,259	2,286
Research and development	4,658	8,510	10,667	18,094
Selling, general and administrative	2,427	2,784	5,134	14,468
Amortization expense	—	—	—	38
Total operating expenses	7,793	12,861	17,060	34,886
	(7,150)	(11,828)	(15,943)	(32,680)
Other expense:
Interest expense, net	(996)	(1,154)	(1,945)	(2,323)
Change in fair value of derivative liability	(40)	—	(220)	—
Other expense, net	—	—	(25)	(20)
Total other expense, net	(1,036)	(1,154)	(2,190)	(2,343)
Loss before taxes	(8,186)	(12,982)	(18,133)	(35,023)
Income tax expense	7	5	15	15
Net loss and comprehensive loss	$(8,193)	$(12,987)	$(18,148)	$(35,038)
Net loss per share of common stock, basic and diluted[1]	$(0.59)	$(1.38)	$(1.41)	$(3.73)

1 Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-12 reverse stock split effected on July 7, 2022. See Note 2 for details.

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit
Three Months Ended June 30, 2023
Balance, March 31, 2023	13,200,535	$13	$307,499	$(313,779)	$(6,267)
Issuance of common shares pursuant to ATM Program, net	2,044,672	2	6,529	—	6,531
Retirement of common shares in exchange for pre-funded warrants	(1,300,000)	(1)	(3,873)	234	(3,640)
Issuance of pre-funded warrants in exchange for retirement of common shares	—	—	3,640	—	3,640
Exercise of pre-funded warrants for common shares	72,110	—	—	—	—
Shares purchased through employee stock purchase plan	19,623	—	67	—	67
Stock-based compensation	—	—	893	—	893
Net loss	—	—	—	(8,193)	(8,193)
Balance, June 30, 2023	14,036,940	$14	$314,755	$(321,738)	$(6,969)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit
Six Months Ended June 30, 2023
Balance, December 31, 2022	9,430,535	$9	$292,900	$(303,824)	$(10,915)
Issuance of shares of common stock and warrants in underwritten public offering, net	3,770,000	4	13,744	—	13,748
Issuance of common shares pursuant to ATM Program, net	2,044,672	2	6,529	—	6,531
Retirement of common shares in exchange for pre-funded warrants	(1,300,000)	(1)	(3,873)	234	(3,640)
Issuance of pre-funded warrants in exchange for retirement of common shares	—	—	3,640	—	3,640
Exercise of pre-funded warrants for common shares	72,110	—	—	—	—
Shares purchased through employee stock purchase plan	19,623	—	67	—	67
Stock-based compensation	—	—	1,748	—	1,748
Net loss	—	—	—	(18,148)	(18,148)
Balance, June 30, 2023	14,036,940	$14	$314,755	$(321,738)	$(6,969)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares[1]	Amount[1]	capital[1]	deficit	equity (deficit)
Three Months Ended June 30, 2022
Balance, March 31, 2022	9,399,517	$9	$290,550	$(284,217)	$6,342
Restricted stock units vested during period	938	—	—	—	—
Shares purchased through employee stock purchase plan	5,269	—	25	—	25
Stock-based compensation	—	—	669	—	669
Net loss	—	—	—	(12,987)	(12,987)
Balance, June 30, 2022	9,405,724	$9	$291,244	$(297,204)	$(5,951)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares[1]	Amount[1]	capital[1]	deficit	equity (deficit)
Six Months Ended June 30, 2022
Balance, December 31, 2021	9,399,517	$9	$285,239	$(262,166)	$23,082
Restricted stock units vested during period	938	—	—	—	—
Shares purchased through employee stock purchase plan	5,269	—	25	—	25
Stock-based compensation	—	—	5,980	—	5,980
Net loss	—	—	—	(35,038)	(35,038)
Balance, June 30, 2022	9,405,724	$9	$291,244	$(297,204)	$(5,951)

1 Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-12 reverse stock split effected on July 7, 2022. See Note 2 for details.

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(18,148)	$(35,038)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	74	97
Stock-based compensation	1,748	5,980
Accretion of debt discount	699	686
Allowance for other long-term asset	—	1,000
Deferred taxes	15	15
Change in fair value of derivative liability	220	—
Changes in assets and liabilities:
Accounts receivable, net	(38)	516
Other receivables	1,913	2,433
Inventory, net	2	15
Prepaid expenses and other assets	155	487
Lease incentive	158
Accounts payable	(2,131)	(1,205)
Deferred revenue	(88)	—
Accrued expenses and other liabilities	(5,627)	(3,537)
Lease liability, net	(30)	14
Net cash used in operating activities	(21,078)	(28,537)
Investing activities
Leasehold improvements	(158)	—
Disposal of property and equipment	25	—
Purchase of property and equipment	—	(56)
Net cash used in investing activities	(133)	(56)
Financing activities
Prepayment on Notes	(6,000)	(14,806)
Proceeds from issuance of common stock and warrants in underwritten public offering, net	13,748	—
Proceeds from sale of common stock pursuant to ATM Program, net	6,531	—
Proceeds from issuance of common stock under employee stock purchase plan	67	25
Net cash provided by financing activities	14,346	(14,781)
Decrease in cash, cash equivalents and restricted cash	(6,865)	(43,374)
Cash, cash equivalents, and restricted cash at beginning of period	13,318	54,864
Cash, cash equivalents, and restricted cash at end of period	$6,453	$11,490
Supplemental disclosures of cash flow information
Cash paid for interest	$1,439	$1,657
Supplemental disclosures of non-cash activities
Fair value of common stock retired in exchange for issuance of prefunded warrants	$3,640	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2023	2022
Cash and cash equivalents	$6,307	$11,249
Restricted cash, current	15	14
Restricted cash, non-current	131	227
Total cash, cash equivalents and restricted cash	$6,453	11,490

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

Liquidity

For the six months ended June 30, 2023, Avalo generated a net loss of $18.1 million and negative cash flows from operations of $21.1 million. As of June 30, 2023, Avalo had $6.3 million in cash and cash equivalents. The future principal payments inclusive of the final payment fee under the Company’s Loan Agreement (as defined in Note 9) were $15.2 million as of June 30, 2023, which gives effect of the $6.0 million partial prepayment in June of 2023, as collectively agreed upon with the Lenders (as defined in Note 9). On July 20, 2023, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with the Lenders, pursuant to which the Company and the Lenders agreed that an event of default had occurred due to a material adverse change in the Company’s business (the “Existing Default”) and the Lenders agreed to forbear from enforcing its full remedies related to the Existing Default, including acceleration of the outstanding principal payments and final payment fees of $15.2 million, plus interest, fees, and other amounts accrued, until the earliest of (i) August 15, 2023, (ii) the occurrence of any default or event of default (other than the Existing Default) under the Loan Agreement, or (iii) the occurrence of a breach by the Company of any provision in the Forbearance Agreement. In exchange for the Lenders agreeing to enter the Forbearance Agreement, the Company agreed to maintain cash on deposit in deposit accounts subject to an Account Control Agreement (as defined in the Loan Agreement) in an amount not less than the sum of (a) $3.0 million plus (b) one-hundred percent (100%) of the aggregate cash proceeds received by the Company as a result of any future sale of the Company’s equity securities while the Forbearance Agreement is in effect. The Company closely monitors its cash and cash equivalents and intends to raise money through all means available to raise capital to meet its projected operating requirements, including but not limited to sale of equity securities under its “at-the-market” (or “ATM”) program or otherwise, out-licensing transactions, strategic alliances/collaborations, sale of its core and non-core programs, and/or mergers and acquisitions. If the Company is able to negotiate extensions to the Forbearance Agreement and absent future cash raises or modifications to the originally planned principal and interest payments, the Company has approximately 60 days of cash on hand as of the filing date of this Quarterly Report on Form 10-Q.

The Company’s future success and ability to fund its operations within one year following the date on which this Quarterly Report on Form 10-Q is issued depend on its ability to obtain additional capital. There can be no assurance that any financing or business development initiatives can be realized by the Company, or if realized, what the terms may be, or that any amount that the Company is able to raise will be adequate. Further, if the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. Subject to limited exceptions, the Loan Agreement prohibits the Company from incurring certain additional indebtedness, making certain asset dispositions, and entering into certain mergers, acquisitions or other business combination transactions without the prior consent of the Lenders. If the Company requires but is unable to obtain additional funding, the Company may be forced to make further reductions in spending, delay, suspend, reduce or eliminate some or all of its planned research and development programs, or liquidate assets where possible. Due to the uncertainty regarding future financing and other potential options to raise funds, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the financial statements in this Quarterly Report on Form 10-Q were issued.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional capital as described above. The unaudited financial statements as of June 30, 2023 do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements and less than the amount of its outstanding debt, leaving no proceeds for stockholders.

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

On July 7, 2022, Avalo effected a 1-for-12 reverse stock split of the outstanding shares of the Company’s common stock. The Company retroactively applied the reverse stock split to common share and per share amounts for periods prior to July 7, 2022, including the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022. Additionally, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately. Avalo retroactively applied such adjustments in the notes to the unaudited condensed consolidated financial statements for periods presented prior to July 7, 2022, including the three and six months ended June 30, 2022. The reverse stock split did not reduce the number of authorized shares of common and preferred stock and did not alter the par value.

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

Significant Accounting Policies

During the six months ended June 30, 2023, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 29, 2023.

3. Revenue

Avalo generates its product revenue from sales of Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions, which is considered a prescription drug. The Company sells its prescription drug in the United States primarily through wholesale distributors. Wholesale distributors account for substantially all of the Company’s net product revenues and trade receivables. For the three months ended June 30, 2023, the Company’s two largest customers accounted for approximately 65% and 35% of the Company’s total net product revenues. For the six months ended June 30, 2023, the Company’s two largest customers accounted for approximately 63% and 37% of the Company’s total net product revenues. Net revenue from sales of prescription drugs was $0.6 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively.

The Company has a license and supply agreement for the Millipred® product with a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), which expires on September 30, 2023. Avalo is required to pay Teva fifty percent of the net profit of the Millipred® product following each calendar quarter, subject to a $0.5 million quarterly minimum payment, which commenced on July 1, 2021.

Aytu BioScience, Inc. (“Aytu”), to which the Company sold its rights, title, and interests in assets relating to certain commercialized products in 2019 (the “Aytu Transaction”), managed Millipred® commercial operations until August 31, 2021 pursuant to transition service agreements, which included managing the third-party logistics provider and providing accounting reporting services. Aytu collected cash on behalf of Avalo for revenue generated by sales of Millipred® from the second quarter of 2020 through the third quarter of 2021 and is obligated to transfer cash generated by such sales to Avalo. In the third quarter of 2021, Avalo finalized its trade and distribution channel to allow it to control the third-party distribution and began managing Millipred® commercial operations at that time. The transition services agreement allowed Aytu to withhold cash of $2.0 million until September 30, 2022, and allows withholding of $1.0 million until December 2024. As of June 30, 2023, the total receivable balance, which represents revenue generated by sales of Millipred® during the time Aytu was managing its commercial operations partially offset by minimal operational liabilities Aytu paid on our behalf, was estimated to be approximately $1.0 million, all of which is due in December 2024. In the second quarter of 2022, Avalo fully reserved the $1.0 million due in December 2024 as a result of Aytu’s conclusion within its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, that substantial doubt existed with respect to its ability to continue as a going concern within one year after the date of financial statements were issued. This conclusion has remained unchanged within Aytu’s most recent publicly disclosed financial statements. We will continue to re-assess collectability each reporting period.

4. Net Loss Per Share

Basic and diluted EPS is provided below for common stock for the three and six months ended June 30, 2023 and June 30, 2022.

EPS for common stock is computed by dividing the sum of distributed earnings and undistributed earnings by the weighted average number of shares outstanding for the period. The weighted average number of common shares outstanding as of June 30, 2023 and 2022 include the weighted average effect of pre-funded warrants, the exercise of which requires nominal consideration for the delivery of the shares of common stock.

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

The following tables set forth the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2023 and June 30, 2022 (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2023	2022
Net loss	$(8,193)	$(12,987)
Weighted average shares	13,971,968	9,400,902
Basic and diluted net loss per share	$(0.59)	$(1.38)

	Six Months Ended June 30,
	2023	2022
Net loss	$(18,148)	$(35,038)
Weighted average shares	12,853,579	9,400,214
Basic and diluted net loss per share	$(1.41)	$(3.73)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the three and six months ended June 30, 2023 and 2022, as they could have been anti-dilutive:

	Three and Six Months Ended
	June 30,
	2023	2022
Stock options	1,849,229	1,379,570
Warrants on common stock[1]	4,136,990	366,990
Restricted Stock Units	—	—
1 The weighted average number of common shares outstanding includes the weighted average outstanding pre-funded warrants for the period because their exercise price is nominal. The weighted average shares outstanding for the three and six months ended June 30, 2023 include the weighted average effect of 525,909 and 321,096 pre-funded warrants, respectively. The weighted average shares outstanding for the three and six months ended June 30, 2022 included the weighted average effect of 114,007 pre-funded warrants.
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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$5,042	$—	$—
Liabilities
Derivative liability	$—	$—	$5,050

	December 31, 2022
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$12,133	$—	$—
Liabilities
Derivative liability	$—	$—	$4,830

*Investments in money market funds are reflected in cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2023 and December 31, 2022, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities, derivative liability and debt. The carrying amounts reported in the accompanying unaudited condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts. The estimated fair value of the Company’s debt was approximately $10 million as of June 30, 2023 and is in Level Two of the fair value hierarchy (refer to Note 9 for more information).

Level 3 Valuation

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the derivative liability for the six months ended June 30, 2023:

Derivative liability
Balance at December 31, 2022	$4,830
Change in fair value of derivative liability	220
Balance at June 30, 2023	$5,050

In the fourth quarter of 2022, Avalo sold its economic rights to future milestone and royalty payments for previously out-licensed assets AVTX-501, AVTX-007, and AVTX-611 to ES Therapeutics, LLC (“ES”), an affiliate of Armistice, in exchange for $5.0 million (the “ES Transaction”). At the time of the transaction, Armistice was a significant stockholder of the Company and whose chief investment officer, Steven Boyd, and managing director, Keith Maher, served on Avalo’s Board until August 8, 2022. The ES Transaction was approved in accordance with Avalo’s related party transaction policy.

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

The fair value of the derivative liability as of the transaction date was approximately $4.8 million, of which $3.5 million was attributable to the AVTX-501 Milestone and $1.3 million was attributable to the AVX-007 Milestones and Royalties. Subsequent to the transaction date, at each reporting period, the derivative liability is remeasured at fair value. As of June 30, 2023, the fair value of the derivative liability was $5.1 million, of which $3.7 million was attributable to the AVTX-501 Milestone and $1.3 million was attributable to the AVTX-007 Milestones and Royalties. For the six months ended June 30, 2023, the $0.2 million change in fair value was recognized in other expense, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The fair value of the AVTX-501 Milestone was primarily driven by an approximate 23% probability of success to reach the milestone in approximately 4.3 years. The fair value of AVTX-007 Milestones and Royalties were primarily driven by an approximate 17% probability of success, time to commercialization of approximately 5.3 years, and sales forecasts with peak annual net sales reaching $300 million. As discussed above, these unobservable inputs were estimated by Avalo based on limited publicly available information and therefore could differ from Janssen and Apollo’s internal development plans. Any changes to these inputs may result in significant changes to the fair value measurement. Notably, the probability of success is the largest driver of the fair value and therefore changes to such input would likely result in significant changes to such fair value.

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

No changes in valuation techniques or inputs occurred during the six months ended June 30, 2023 and 2022. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six months ended June 30, 2023 and 2022.

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

The weighted average remaining term of the operating leases at June 30, 2023 was 5.1 years.

Supplemental balance sheet information related to the leased properties include (in thousands):

	As of
	June 30, 2023	December 31, 2022
Property and equipment, net	$1,457	$1,750

Accrued expenses and other current liabilities	$535	$532
Other long-term liabilities	1,544	1,711
Total operating lease liabilities	$2,079	$2,243

The operating lease right-of-use (ROU) assets are included in property and equipment, net and the lease liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in our unaudited condensed consolidated balance sheets. The Company utilized a weighted average discount rate of 9.1% to determine the present value of the lease payments.

The components of lease expense for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost*	$132	$122	$253	$239
*Includes short-term leases, which are immaterial.

The following table shows a maturity analysis of the operating lease liabilities as of June 30, 2023 (in thousands):

Undiscounted Cash Flows
July 1, 2023 through December 31, 2023	$267
2024	537
2025	547
2026	557
2027	258
2028	201
Thereafter	224
Total lease payments	$2,591
Less implied interest	(512)
Total	$2,079

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Research and development	$3,339	$6,293
Compensation and benefits	527	2,699
Selling, general and administrative	717	1,008
Commercial operations	1,863	1,694
Royalty payment	607	508
Lease liability, current	535	532
Other	—	480
Total accrued expenses and other current liabilities	$7,588	$13,214

8. Cost Reduction Plan

In the first quarter of 2022, the Board approved a cost reduction plan to enable the Company to execute its strategy of prioritizing the development of its most promising programs (the “Plan”). A reduction in workforce plan was approved to reduce headcount and related expenses. The reduction in workforce plan was considered a one-time termination benefit as defined by ASC No. 420, Exit or Disposal Cost Obligations. The one-time termination benefits mainly relate to severance payments to separated employees. As a result, the Company recognized $1.5 million of expense during the first quarter of 2022, of which $0.7 million was recognized in research and development expense, and $0.8 million was recognized in selling, general and administrative expense. $1.4 million of severance payments were paid in the year ended December 31, 2022 and the remaining $0.1 million was paid in the six months ended June 30, 2023. Additionally, $0.4 million of stock-based compensation expense was recognized in the first quarter of 2022 related to the Plan, which was mainly related to accelerated vesting of certain separated employees’ stock options.

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

In June of 2023, the Company, as collectively agreed upon with the Lenders, prepaid $6.0 million of principal. Additionally, in the second quarter of 2022, the Company, as collectively agreed upon with the Lenders, prepaid $15.0 million, of which $14.8 million was applied to principal and the remainder applied to accrued interest. As of June 30, 2023, the outstanding notes payable balance was $15.2 million, inclusive of the final payment fee.

Each advance under the Loan Agreement will mature 42 months from the first day of the month following the funding of the advance. Each advance accrues interest at a per annum rate of interest equal to 6.25% plus the prime rate, as reported in the Wall Street Journal (subject to a floor of 3.25%). The Loan Agreement provides for interest-only payments for each advance for the first 18 months, however the interest-only period was extended to 24 months as a result of the Company satisfying the Interest Only Extension Milestone (as defined in the Loan Agreement) in the third quarter of 2021. Thereafter, amortization payments will be payable in monthly installments of principal and interest through each advance’s maturity date. Upon ten business days’ prior written notice, the Company may prepay all of the outstanding advances by paying the entire principal balance and all accrued and unpaid interest, subject to prepayment charges of up to 3% of the then outstanding principal balance. Upon the earlier of (i) payment in full of the principal balance, (ii) an event of default (see below), or (iii) the maturity date, the Company will pay an additional final payment of 3% of the principal loan amount to the Lenders.

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

On July 20, 2023, the Company entered into a Forbearance Agreement with the Lenders, pursuant to which the Company and the Lenders agreed that an event of default had occurred due to a material adverse change in the Company’s business and the Lenders agreed to forbear from enforcing its full remedies related to the Existing Default, including acceleration of the outstanding principal payments and final payment fees of $15.2 million, plus interest, fees, other amounts accrued, until the earliest of (i) August 15, 2023, (ii) the occurrence of any default or event of default (other than the Existing Default) under the Loan Agreement, or (iii) the occurrence of a breach by the Company of any provision in the Forbearance Agreement. In exchange for the Lenders agreeing to enter the Forbearance Agreement, the Company agreed to maintain cash on deposit in deposit accounts subject to an Account Control Agreement (as defined in the Loan Agreement) in an amount not less than the sum of (a) $3.0 million plus (b) one-hundred percent (100%) of the aggregate cash proceeds received by Company as a result of the any future sale of the Company’s equity securities while the Forbearance Agreement is in effect. As of June 30, 2023, the carrying value of the notes payable was $14.1 million and is classified as a current liability.

On June 4, 2021, pursuant to the Loan Agreement, the Company issued warrants to the Lenders to purchase 33,656 shares of the Company’s common stock with an exercise price of $31.20 per share (the “Warrants”). The Warrants are exercisable for ten years from the date of issuance. Debt issuance costs and the amount allocated to the warrants were recognized as a debt discount on the date of issuance and are amortized to interest expense using the effective interest method over the term of the loan. The $1.1 million final payment fee is included in the contractual cash flows and is accreted to interest expense using the effective interest method over the term of the loan.

The effective interest rate of the Notes was 17.1% as of June 30, 2023.

Balance sheet information related to the note payable for the Notes is as follows (in thousands):

	As of
	June 30, 2023	December 31, 2022	Maturity
Initial Note	$8,711	$12,139	January 2025
Second Note	4,355	6,070	February 2025
Third Note	2,178	3,035	April 2025
Notes payable, gross[1]	$15,244	$21,244
Less: Unamortized debt discount and issuance costs	1,129	1,828
Carrying value of notes payable, current	$14,115	$19,416
Less: Current portion	14,115	5,930
Carrying value of notes payable, non-current	$—	$13,486

1 Balance includes $1.1 million final payment fee for the Notes, which represents 3% of the original principal loan amount.

As of June 30, 2023, the contractual future principal payments, excluding the Lender’s right to accelerate the maturity of the obligations on the earliest of (i) August 15, 2023, (ii) the occurrence of any default or event of default (other than the Existing Default) under the Loan Agreement, or (iii) the occurrence of a breach by the Company of any provision in the Forbearance Agreement, were as follows (in thousands):

As of June 30, 2023
2023	$4,168
2024	9,463
2025	1,613
2026	—
Total principal payments[1]	$15,244

1 Balance includes $1.1 million final payment fee, which represents 3% of the original principal loan amount.

If the Company is unable to reach an agreement with its Lenders to waive the Existing Default or extend the forbearance period prior to the expiration of the Forbearance Agreement on August 15, 2023, the Forbearance Agreement will terminate automatically and without further notice or action, the effect of which shall permit the Lenders to immediately exercise any and all rights and remedies available under the Loan Agreement, including acceleration of the outstanding principal payments and final payment fees, plus interest, fees, and other amounts accrued.

10. Capital Structure

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock, common stock and preferred stock. At June 30, 2023, the total number of shares of capital stock the Company was authorized to issue was 205,000,000, of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

Common Stock

Exchange Agreement

In May 2023, the Company entered into an exchange agreement (the “Exchange Agreement”) with entities affiliated with Venrock Healthcare Capital Partners (“Venrock”), pursuant to which the Company exchanged an aggregate of 1.3 million shares of the Company’s common stock, par value $0.001 per share, owned by Venrock for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1.3 million shares of common stock (subject to adjustment in the event of stock splits, recapitlizations and other similar events affecting common stock), with an exercise price of $0.001 per share. The Exchange Warrants are exercisable at any time, except that the Exchange Warrants will not be exercisable by Venrock if, upon giving effect or immediately prior thereto, Venrock would beneficially own more than 9.99% of the total number of issued and outstanding common stock, which percentage may change at the holders’ election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company. The holders of the Exchange Warrants will not have the right to vote on any matter except to the extend required by Delaware law. In accordance with ASC No. 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and a corresponding impact to additional paid-in-capital and accumulated deficit at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants were classified as equity in accordance with ASC 480 and the fair value of the Exchange Warrants was recorded as a credit to additional paid-in-capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of June 30, 2023, none of the Exchange Warrants have been exercised.

At-the-Market Offering Program

In May 2023, the Company entered into an “at-the-market” sales agreement with Oppenheimer & Co. Inc. (“Oppenheimer”), pursuant to which the Company may sell from time to time, shares of its common stock having an aggregate offering price of up to $9,032,567 through Oppenheimer. In the second quarter of 2023, the Company sold approximately 2.0 million shares under the ATM program for net proceeds of approximately $6.5 million.

Subsequent to June 30, 2023 and as of the filing date of this Quarterly Report on Form 10-Q, the Company sold an additional 6.2 million shares under the ATM program for gross proceeds of approximately $1.3 million.

Q1 2023 Financing

On February 7, 2023, the Company closed an underwritten public offering of 3,770,000 shares of its common stock and warrants to purchase up to 3,770,000 shares of common stock, at a combined price to the public of $3.98 per share and warrant, resulting in net proceeds of approximately $13.7 million, after deducting the underwriting discounts and commissions and offering expenses paid by us. The warrants were immediately exercisable at an exercise price of $5.00 per share and are exercisable for one year from the issuance date. Armistice, who was a significant stockholder of the Company at the time of the financing, participated in the offering by purchasing 0.5 million shares of common stock and 0.5 million warrants, on the same terms as all other investors. Certain affiliates of Nantahala Capital Management LLC and Point72 Asset Management, L.P., which each beneficially owned greater than 5% of the Company’s outstanding common stock at the time of the offering, participated in the offering on the same terms as all other investors.

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

Common Stock Warrants

At June 30, 2023, the following common stock warrants were outstanding:

Number of common shares	Exercise price	Expiration
underlying warrants	per share	date
333,334	$150.00	June 2024
41,701	$0.012	—
33,656	$31.20	June 2031
3,770,000	$5.00	February 2024
1,300,000	$0.001	—
5,478,691

11. Stock-Based Compensation

2016 Equity Incentive Plan

In April 2016, our board of directors adopted the 2016 Equity Incentive Plan, which was approved by our stockholders in May 2016 and which was subsequently amended and restated in May 2018 and August 2019 with the approval of our board of directors and our stockholders (the “2016 Third Amended Plan”). During the term of the 2016 Third Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year ending on (and including) January 1, 2026, by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. On January 1, 2023, pursuant to the terms of the 2016 Third Amended and Restated Plan, an additional 377,221 shares were made available for issuance. As of June 30, 2023, there were 41,183 shares available for future issuance under the 2016 Third Amended Plan.

Option grants expire after ten years. Employee options typically vest over four years. Employees typically receive a new hire option grant, as well as an annual grant in the first or second quarter of each year. In addition, in the first and fourth quarters of 2022 and second quarter of 2023, employees were also granted options that vest on the first anniversary of the grant date. Options granted to directors typically vest either immediately or over a period of one or three years. Directors may elect to receive stock options in lieu of board compensation, which vest immediately. For stock options granted to employees and non-employee directors, the estimated grant date fair market value of the Company’s stock-based awards is amortized ratably over the individuals’ service periods, which is the period in which the awards vest. Stock-based compensation expense includes expense related to stock options and employee stock purchase plan shares. The amount of stock-based compensation expense recognized for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$331	$365	$658	$653
Selling, general and administrative	562	304	1,090	5,327
Total stock-based compensation	$893	$669	$1,748	$5,980

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

Stock options with service-based vesting conditions

The Company has granted options that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. A summary of option activity for the six months ended June 30, 2023 is as follows:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Balance at December 31, 2022	1,345,532	$28.24	$17.48	6.7
Granted	760,272	$2.72	$2.06
Expired	(339,910)	$42.99	$27.13
Balance at June 30, 2023	1,765,894	$14.42	$8.98	8.6
Exercisable at June 30, 2023	563,963	$31.73	$18.54	7.1

In February 2023, the Company granted 0.3 million options with service-based vesting conditions to its employees as part of its annual stock option award that vest over four years. In May 2023, the Company granted 0.3 million options with service-based vesting conditions to its employees that vest over one year.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. As of June 30, 2023, the aggregate intrinsic value of options outstanding was zero. There were 0.2 million options that vested during the six months ended June 30, 2023 with a weighted average exercise price of $11.13 per share. The total grant date fair value of shares which vested during the six months ended June 30, 2023 was $1.7 million.

The Company recognized stock-based compensation expense of $0.9 million and $1.7 million related to stock options with service-based vesting conditions for the three and six months ended June 30, 2023, respectively. At June 30, 2023, there was $4.5 million of total unrecognized compensation cost related to unvested service-based vesting condition awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.8 years.

Stock-based compensation assumptions

The following table shows the assumptions used to compute stock-based compensation expense for stock options with service-based vesting conditions granted under the Black-Scholes valuation model for the six months ended June 30, 2023:

Service-based options
Expected term of option (in years)	5 - 6.25
Expected stock price volatility	89.8% - 146.0%
Risk-free interest rate	3.43% - 4.13%
Expected annual dividend yield	0%

Stock options with market-based vesting conditions

As of June 30, 2023, there were 0.1 million exercisable stock options that contained market-based vesting conditions (that had been previously satisfied). The options have a weighted average share price per share of $39.53 and a weighted average remaining contractual term of 1.0 years. There were no stock options with market-based vesting conditions granted, exercised, or forfeited for the six months ended June 30, 2023.

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

The Company initially reserved and authorized up to 41,667 shares of common stock for issuance under the ESPP. On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP automatically increases by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, (ii) 41,667 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. The number of shares were increased by 41,667 on January 1, 2023. As of June 30, 2023, 192,079 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $41 thousand and $0.1 million for the three and six months ended June 30, 2023, respectively.

12. Income Taxes

The Company recognized minimal income tax expense for the three and six months ended June 30, 2023 and 2022 due to the significant valuation allowance against the Company’s deferred tax assets and the current and prior period losses.

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

No expense related to the KKC License Agreement was recognized in the six months ended June 30, 2023. There has been no cumulative expense recognized as of June 30, 2023 related to the milestones under this license agreement. The Company will continue to monitor the milestones at each reporting period.

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

No expense related to this license agreement was recognized in the six months ended June 30, 2023. There has been $0.5 million of cumulative expense recognized as of June 30, 2023 related to the milestones under this license agreement, which was recognized in 2021. The Company will continue to monitor the remaining milestones at each reporting period.

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

No expense related to the Sanford Burnham Prebys License Agreement was recognized in the six months ended June 30, 2023. There has been no cumulative expense recognized as of June 30, 2023 related to the milestones under this license agreement. The Company will continue to monitor the milestones at each reporting period.

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

The Company has not recognized any milestones as of June 30, 2023.

AVTX-406 License Assignment

On June 9, 2021, the Company assigned its rights, title, interest, and obligations under an in-license covering its non-core asset, AVTX-406, to ES, a wholly owned subsidiary of Armistice, who was a significant stockholder of the Company at the time of the financing and whose chief investment officer, Steven Boyd, and managing director, Keith Maher, served on Avalo’s Board until August 8, 2022. The transaction with ES was approved in accordance with Avalo’s related party transaction policy.

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

The Company has not recognized any milestones as of June 30, 2023.

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

The first milestone was the enrollment of a patient in a Phase 2 study related to AVTX-002 (for treatment of pediatric onset Crohn’s disease), AVTX-006 (for treatment of any indication) or AVTX-007 (for treatment of any indication) prior to February 3, 2022, which would have resulted in a milestone payment of $2.0 million. The Company did not meet the first milestone prior to February 3, 2022. Therefore, no contingent consideration related to this milestone was recognized as of June 30, 2023 and no future contingent consideration will be recognized.

The second milestone is the receipt of an NDA approval for either AVTX-006 or AVTX-007 from the FDA on or prior to February 3, 2025. If this milestone is met, the Company is required to make a milestone payment of $4.5 million. The contingent consideration related to the second development milestone will be recognized if and when such milestone is probable and can be reasonably estimated. No contingent consideration related to the second development milestone has been recognized as of June 30, 2023. The Company will continue to monitor the second milestone at each reporting period.

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

The first and second milestones were marketing approval of the first and second product, respectively, by the FDA on or prior to December 31, 2021, which would have resulted in milestone payments of $6.0 million and $5.0 million, respectively. The Company did not meet the first or second milestone as of December 31, 2021. As a result, no contingent consideration related to these milestones was recognized as of June 30, 2023 and no future contingent consideration will be recognized.

The third milestone is marketing approval of a protide molecule by the FDA on or prior to December 31, 2023. If this milestone is met, the Company is required to make a milestone payment of $4.0 million. The contingent consideration related to the third development milestone will be recognized if and when such milestone is probable and can be reasonably estimated. No contingent consideration related to the third milestone has been recognized as of June 30, 2023. The Company will continue to monitor the third development milestone at each reporting period.

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

Avalo assumed this Royalty Agreement upon closing of the Aevi Merger and it is recorded as a royalty obligation within the Company's accompanying unaudited condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022. Because there is a significant related party relationship between the Company and the Investors, the Company has treated its obligation to make royalty payments under the Royalty Agreement as an implicit obligation to repay the funds advanced by the Investors. As the Company makes royalty payments in accordance with the Royalty Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which will result in a corresponding increase in the liability balance.

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

The following chart summarizes key information about our pipeline:

Program	Mechanism of Action	Indication	Designation	Development Stage			
				Preclinical	Phase 1	Phase 2	Phase 3/Pivotal
Core Programs: Immune Dysregulation Disorders							
AVTX-002	Anti-LIGHT mAb	NEA	–				
		Crohn’s Disease	–				
		COVID-19 ARDS	Fast Track				
AVTX-008	BTLA agonist fusion protein	Immunoregulatory disorders	–				
Other							
AVTX-803[1]	Fucose replacement	LAD II (SLC35C1-CDG)	ODD RPDD Fast Track				

Avalo continues to evaluate the topline data results of the Phase 2 PEAK trial in NEA, while also pursuing funding for its programs, including financings and out-licensing, strategic alliances/collaborations or sale of its core and non-core programs. Development plans and corresponding milestone timing will be updated upon completion of the topline data analyses and completion of funding, if any.

[1]On July 20, 2023, the Company entered into a non-binding letter of intent (LOI) for the potential sale of AVTX-801 (D-galactose), AVTX-802 (D-mannose) and AVTX-803 (L-fucose) (collectively, the 800 Series). Pursuant to the LOI, the Company would sell the 800 Series in exchange for an upfront payment of $150,000, and contingent milestone payments of up to an aggregate of $45,000,000 upon certain FDA approvals, plus up to 20% of certain payments, if any, received by the buyer upon any sale of any priority review voucher granted to the buyer by the FDA. Given that the LOI is non-binding, there can be no assurance the Company will be able to negotiate definitive agreements and close the transaction on these or any terms.

Liquidity

For the six months ended June 30, 2023, Avalo generated a net loss of $18.1 million and negative cash flows from operations of $21.1 million. As of June 30, 2023, Avalo had $6.3 million in cash and cash equivalents. The future principal payments inclusive of the final payment fee under the Company’s Loan Agreement (as defined in Note 9 to the unaudited condensed consolidated financial statements) were $15.2 million as of June 30, 2023, which gives effect to the $6.0 million partial prepayment in June of 2023, as collectively agreed upon with the Lenders (as defined in Note 9 to the unaudited condensed consolidated financial statements). On July 20, 2023, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with the Lenders, pursuant to which the Company and the Lenders agreed that an event of default had occurred due to a material adverse change in the Company’s business (the “Existing Default”) and the Lenders agreed to forbear from enforcing its full remedies related to the Existing Default, including acceleration of the outstanding principal payments and final payment fees of $15.2 million, plus interest, fees, and other amounts accrued, until the earliest of (i) August 15, 2023, (ii) the occurrence of any default or event of default (other than the Existing Default) under the Loan Agreement, or (iii) the occurrence of a breach by the Company of any provision in the Forbearance Agreement. In exchange for the Lenders agreeing to enter the Forbearance Agreement, the Company agreed to maintain cash on deposit in deposit accounts subject to an Account Control Agreement (as defined in the Loan Agreement) in an amount not less than the sum of (a) $3.0 million plus (b) one-hundred percent (100%) of the aggregate cash proceeds received by the Company as a result of any future sale of the Company’s equity securities while the Forbearance Agreement is in effect. The Company closely monitors its cash and cash equivalents and intends to raise money through all means available to raise capital to meet its projected operating requirements, including but not limited to sale of equity securities under its “at-the-market” (or “ATM”) program or otherwise, out-licensing transactions, strategic alliances/collaborations, sale of its core and non-core programs, and/or mergers and acquisitions. If the Company is able to negotiate extensions to the Forbearance Agreement and absent future cash raises or modifications to the originally planned principal and interest payments, the Company has approximately 60 days of cash on hand as of the filing date of this Quarterly Report on Form 10-Q.

The Company’s future success and ability to fund its operations within one year following the date on which this Quarterly Report on Form 10-Q is issued depend on its ability to obtain additional capital. There can be no assurance that any financing or business development initiatives can be realized by the Company, or if realized, what the terms may be, or that any amount that the Company is able to raise will be adequate. Further, if the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. Subject to limited exceptions, the Loan Agreement prohibits the

Company from incurring certain additional indebtedness, making certain asset dispositions, and entering into certain mergers, acquisitions or other business combination transactions without the prior consent of the Lenders. If the Company requires but is unable to obtain additional funding, the Company may be forced to make further reductions in spending, delay, suspend, reduce or eliminate some or all of its planned research and development programs, or liquidate assets where possible. Due to the uncertainty regarding future financing and other potential options to raise funds, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the financial statements in this Quarterly Report on Form 10-Q were issued.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional capital as described above. The unaudited financial statements as of June 30, 2023 do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements and less than the amount of its outstanding debt, leaving no proceeds for stockholders.

Recent Developments

On June 26, 2023, the Company announced the topline data results from its Phase 2 randomized, double-blind, placebo-controlled parallel group trial (the “PEAK Trial”) evaluating AVTX-002 in poorly controlled non-eosinophilic asthma. The trial did not meet its primary endpoint, measured by the reduction in asthma-related events. AVTX-002 demonstrated a favorable safety and tolerability profile. AVTX-002 significantly reduced LIGHT levels for the study duration indicating target engagement. Additionally, an exploratory analysis revealed a positive trend in reduction of asthma-related events in patients treated with AVTX-002 as compared to placebo within a substantial sub-population of patients with elevated baseline LIGHT levels.

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

As noted above under “Liquidity”, we need to raise money in the very near term in order to continue as a going concern and be able to execute on this strategy.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

Product Revenue, Net

Net product revenue was $0.6 million for the three months ended June 30, 2023, compared to $1.0 million for the three months ended June 30, 2022. The decrease was mainly attributable to a decrease in units sold.

We currently have rights to only one commercial pharmaceutical product, Millipred®, which we consider non-core. Avalo’s license and supply agreement for Millipred® expires on September 30, 2023. Therefore, we expect product revenue to decrease for the year ending December 31, 2023.

Cost of Product Sales

Cost of product sales were $0.7 million for the three months ended June 30, 2023, compared to $1.6 million for the same period in 2022. The decrease was mainly attributable to a decrease in units sold, as discussed above.

Avalo’s license and supply agreement for Millipred® expires on September 30, 2023. Therefore, we expect cost of product sales to decrease for the year ending December 31, 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Preclinical expenses	$211	$569
Clinical expenses	1,697	3,248
CMC expenses	1,685	2,967
Internal expenses:
Salaries, benefits and related costs	679	1,291
Stock-based compensation expense	331	365
Other	55	70
	$4,658	$8,510

Research and development expenses decreased $3.9 million for the three months ended June 30, 2023. This decrease was mainly driven by a $1.6 million decrease in clinical expenses and a $1.3 million decrease in chemistry, manufacturing, and controls (“CMC”) expenses. The decrease in clinical expenses was primarily due to decreased spend on non-core programs in the current period and the decrease in CMC was primarily due to the timing of manufacturing runs, decreased activities for the AVTX-002 PEAK trial as it approached study completion and topline data readout in June 2023, and limited spend for AVTX-007 in the current period as a result of the out-license of the compound in July 2022.

Additionally, salaries, benefits and related costs decreased $0.6 million primarily due to reduced headcount and reduced salary related costs.

Future research and development expenses are difficult to predict given they are highly dependent on the Company’s ability to obtain additional capital to fund its programs and operations, including but not limited to financings and/or out-licensing, strategic alliance/collaborations or sale of its core and non-core programs.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Salaries, benefits and related costs	$431	$496
Legal, consulting and other professional expenses	1,071	1,554
Stock-based compensation expense	562	304
Advertising and marketing expense	7	14
Other	356	416
	$2,427	$2,784

Selling, general and administrative expenses decreased $0.4 million for the three months ended June 30, 2023 compared to the prior period. The decrease was driven by the impact of cost savings initiatives across legal, consulting and other professional expenses. The decrease was partially offset by increased stock-based compensation expense during the period related to the options granted to employees in the second half of 2022 and first half of 2023.

Future selling, general and administrative expenses are difficult to predict given they are highly dependent on the Company’s ability to obtain additional capital to fund its programs and operations, including but not limited to financings and/or out-licensing, strategic alliance/collaborations or sale of its core and non-core programs.

Other Expense, Net

The following table summarizes our other expense, net for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Interest expense, net	(996)	(1,154)
Change in fair value of derivative liability	(40)	—
Other expense, net	—	—
	$(1,036)	$(1,154)

Other expense, net was mainly comprised of interest expense related to the Loan Agreement (as defined in Note 9 to the unaudited condensed consolidated financial statements) for the three months ended June 30, 2023 and 2022. In June of 2022, the Company made a partial prepayment of $15.0 million under the venture loan and security agreement which drove the $0.2 million decrease in interest expense compared to the prior period. In June of 2023, the Company prepaid an additional $6.0 million of principal under the venture loan and security agreement.

We expect interest expense to decrease in the second half of 2023 as a result of the prepayment in June of 2023, paired with contractual principal payments beginning in the third quarter of 2023. The extent of the decrease is unknown given the contractual interest rate is tied to the prime rate.

Income Tax Expense

The Company recognized minimal income tax expense for both the three months ended June 30, 2023 and 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022

Product Revenue, Net

Net product revenue was $1.1 million for the six months ended June 30, 2023, compared to $2.2 million for the six months ended June 30, 2022. The decrease was mainly attributable to a decrease in units sold.

We currently have rights to only one commercial pharmaceutical product, Millipred®, which we consider non-core. Avalo’s license and supply agreement for Millipred® expires on September 30, 2023. Therefore, we expect product revenue to decrease for the year ending December 31, 2023.

Cost of Product Sales

Cost of product sales were $1.3 million for the six months ended June 30, 2023, compared to $2.3 million for the same period in 2022. The decrease was mainly attributable to a decrease in units sold, as discussed above.

Avalo’s license and supply agreement for Millipred® expires on September 30, 2023. Therefore, we expect cost of product sales to decrease for the year ending December 31, 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Preclinical expenses	$575	$1,568
Clinical expenses	4,472	6,034
CMC expenses	2,978	5,113
Internal expenses:
Salaries, benefits and related costs	1,873	4,559
Stock-based compensation expense	658	653
Other	111	167
	$10,667	$18,094

Research and development expenses decreased $7.4 million for the six months ended June 30, 2023 as compared to the prior period. This decrease was mainly driven by a $2.7 million decrease of salaries, benefits and related costs due to severance expense recognized in the first quarter of 2022 from headcount reductions that did not repeat, paired with lower salary costs in the first half of 2023 driven by the reduced headcount.

Additionally, CMC and clinical expenses decreased $2.1 million and $1.6 million, respectively. CMC and clinical expenses decreased due to the out-license of AVTX-007 in July of 2022, paired with decreased spend on non-core programs in 2023. The decrease in clinical expenses was partially offset by increased expenses for the AVTX-002 PEAK Trial as a result of the progression of trial as it approached completion and topline data readout in June of 2023.

Future research and development expenses are difficult to predict given they are highly dependent on the Company’s ability to obtain additional capital to fund its programs and operations, including but not limited to financings and/or out-licensing, strategic alliance/collaborations or sale of its core and non-core programs.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Salaries, benefits and related costs	$1,186	$4,597
Legal, consulting and other professional expenses	2,253	3,797
Stock-based compensation expense	1,090	5,327
Advertising and marketing expense	20	57
Other	585	690
	$5,134	$14,468

Selling, general and administrative expenses decreased $9.3 million for the six months ended June 30, 2023 due to severance and stock-based compensation recognized in the first quarter of 2022 from headcount reductions, paired with decreased headcount and cost savings initiatives in the first half of 2023. Notably, we recognized $4.3 million of stock-based compensation in the first half of 2022 as a result of the acceleration and modification of certain separated employees’ stock options that did not repeat. Additionally, salaries, benefits and related costs decreased $3.4 million due to $2.4 million of severance expense recognized in the first half of 2022 from headcount reductions that did not repeat, paired with lower salary costs in the first half of 2023 driven by the reduced headcount. Legal, consulting and other professional expenses decreased $1.5 million due to cost savings initiatives.

Future selling, general and administrative expenses are difficult to predict given they are highly dependent on the Company’s ability to obtain additional capital to fund its programs and operations, including but not limited to financings and/or out-licensing, strategic alliance/collaborations or sale of its core and non-core programs.

Amortization Expense

The following table summarizes our amortization expense for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Amortization of intangible assets	$—	$38

Avalo’s acquired assembled workforce was fully amortized in the first quarter of 2022, thus driving the decrease as compared to the prior period.

Other Expense, Net

The following table summarizes our other expense, net for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Interest expense, net	(1,945)	(2,323)
Change in fair value of derivative liability	(220)	—
Other expense, net	(25)	(20)
	$(2,190)	$(2,343)

Other expense, net was mainly comprised of interest expense related to the Loan Agreement (as defined in Note 9 to the unaudited condensed consolidated financial statements) for the six months ended June 30, 2023 and 2022. In June 2022, the Company made a partial prepayment of $15.0 million under the venture loan and security agreement which drove the decrease in interest expense compared to the prior period. In June of 2023, the Company prepaid an additional $6.0 million of principal under the venture loan and security agreement.

We expect interest expense to decrease in the second half of 2023 as a result of the prepayment in June of 2023, paired with contractual principal payments beginning in the third quarter of 2023. The extent of the decrease is unknown given the contractual interest rate is tied to the prime rate.

Income Tax Expense

The Company recognized minimal income tax expense for both the six months ended June 30, 2023 and 2022.

Liquidity and Capital Resources

Uses of Liquidity

The Company uses cash to primarily fund the ongoing development of our research and development pipeline assets and costs associated with its organizational infrastructure. Future operating cash flows are difficult to predict given they are highly dependent on the Company’s ability to obtain additional capital to fund its programs and operations, including but not limited to financings and/or out-licensing, strategic alliance/collaborations or sale of its core and non-core programs.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(21,078)	$(28,537)
Investing activities	(133)	(56)
Financing activities	14,346	(14,781)
Net decrease in cash and cash equivalents	$(6,865)	$(43,374)

Net cash used in operating activities

Net cash used in operating activities was $21.1 million for the six months ended June 30, 2023 and consisted primarily of a net loss of $18.1 million and non-cash adjustments to reconcile net loss to net cash used in operating activities including stock-based compensation of $1.7 million. Additionally, changes in net liabilities decreased $5.8 million driven by decreases in accrued expenses and other liabilities and accounts payable of $5.6 million and $2.1 million, respectively, partially offset by a $1.9 million decrease in other receivables.

Net cash used in operating activities was $28.5 million for the six months ended June 30, 2022, and consisted primarily of a net loss of $35.0 million and non-cash adjustments to reconcile net loss to net cash used in operating activities including stock-based compensation of $6.0 million and a $1.3 million decrease in changes in net liabilities.

Future operating cash flows are difficult to predict given they are highly dependent on the Company’s ability to obtain additional capital to fund its programs and operations, including but not limited to financings and/or out-licensing, strategic alliance/collaborations or sale of its core and non-core programs.

Net cash used in investing activities

Net cash used in investing activities was minimal for the six months ended June 30, 2023 and six months ended June 30, 2022.

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the six months ended June 30, 2023 consisted of net proceeds of $13.7 million from an underwritten public offering closed in February 2023 and net proceeds of $6.5 million from the sale of common stock pursuant to the Company’s at-the-market program in the second quarter of 2023, partially offset by the $6.0 million principal prepayment under the Loan Agreement (as defined in Note 9 to the unaudited condensed consolidated financial statements).

Net cash used in financing activities for the six months ended June 30, 2022 consisted of the $14.8 million partial prepayment applied to principal under the Loan Agreement (as defined in Note 9 to the unaudited condensed consolidated financial statements).

Critical Accounting Policies, Estimates, and Assumptions

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP. In preparing the financial statements in conformity with GAAP, the Company makes estimates and assumptions that have an impact on assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, revenue recognition, cost of product sales, stock-based compensation, fair value measurements, the valuation of derivative liabilities, cash flows used in management’s going concern assessment, income taxes, goodwill, and clinical trial accruals. The Company believes, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 29, 2023. There have been no material changes to our critical accounting policies during the six months ended June 30, 2023.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023, which could materially affect our business, financial condition, or future results. The risks described in this Quarterly Report on 10-Q and Form 10-K referenced above are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock. Except for such additional information and the risk factor set forth below, we believe our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in the Form 10-K referenced above.

Risks Related to Our Financial Position and Capital Needs

If the Company fails to reach an agreement with the Lender (as defined in Note 9 to the unaudited condensed consolidated financial statements) to waive defaults, extend its forbearance period or secure alternative financing, it may not be able to continue operating.

In connection with its entry into the Forbearance Agreement (as defined in Note 1 to the unaudited condensed consolidated financial statements), the Company is evaluating available financial alternatives, including but not limited to sale of equity securities under its “at-the-market” (or “ATM”) program or otherwise, out-licensing transactions, strategic alliances/collaborations, sale of its core and non-core programs, and/or mergers and acquisitions as well as seeking additional waivers, forbearances or amendments to the covenants or other provisions of the Company’s Loan Agreement (as defined in Note 9 to the unaudited condensed consolidated financial statements) to address any future defaults and has engaged financial advisors to assist the Company. If the Company is unable to reach an agreement with its lender to waive the defaults, extend the forbearance period or find alternative financing prior to the expiration of the forbearance period, the Lender of the Loan Agreement may choose to accelerate repayment. The Company cannot provide assurances that it will be successful in negotiating such a waiver or extension of the forbearance period, restructuring of existing debt obligations, obtaining capital or entering into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the expiration of the forbearance period or prior to the maturity date of its obligations under the Loan Agreement.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

4.1
Form of Exchange Warrant to Purchase Shares of Common Stock of Avalo Therapeutics, Inc. issued to Venrock Healthcare Capital Partners EG, L.P., Venrock Healthcare Partners III, L.P. and VHCP Co-Investment Holdings, LLC. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 2, 2023).

10.1
Exchange Agreement, dated as of May 31, 2023, between Avalo Therapeutics, Inc. and Venrock Healthcare Capital Partners EG, L.P., Venrock Healthcare Partners III, L.P. and VHCP Co-Investement Holdings, LLC. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 2, 2023).

10.2
Forbearance Agreement, dated as of July 20, 2023, between Avalo Therapeutics, Inc. and Horizon Credit II LLC, Horizon Funding Trust 2019-1, Horizon Funding I, LLC, Powerscourt Investments XXV Trust and Horizon Technology Finance Corporation (incorporated by reference to the Exhibit 10.1 to Form 8-K filed on July 21, 2023).

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited) for the Three and Six Months Ended June 30, 2023 and 2022; and (v) Notes to Unaudited Financial Statements.

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

Avalo Therapeutics, Inc.

Date: August 3, 2023	/s/ Christopher Sullivan
Christopher Sullivan
Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer)