Form 10-Q
period 2023-09-30
Avalo Therapeutics, Inc.
filed 2023-11-09
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
As of November 7, 2023, the registrant had 192,382,419 shares of common stock outstanding.

AVALO THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2023

				Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		a)	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	3

		b)	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022	4

		c)	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022	5

		d)	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2023 and 2022	7

		e)	Notes to Unaudited Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		37

	Item 4.	Controls and Procedures		37

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		38

	Item 1A.	Risk Factors		38

	Item 6.	Exhibits		39

	SIGNATURES			41

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,180	$13,172
Other receivables	1,538	1,919
Inventory, net	—	20
Prepaid expenses and other current assets	940	1,290
Restricted cash, current portion	1	15
Total current assets	12,659	16,416
Property and equipment, net	2,071	2,411
Goodwill	14,409	14,409
Restricted cash, net of current portion	131	131
Total assets	$29,270	$33,367
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$789	$2,882
Deferred revenue	—	88
Accrued expenses and other current liabilities	5,216	13,214
Notes payable, current	—	5,930
Total current liabilities	6,005	22,114
Notes payable, non-current	—	13,486
Royalty obligation	2,000	2,000
Deferred tax liability, net	164	141
Derivative liability	4,950	4,830
Other long-term liabilities	1,456	1,711
Total liabilities	14,575	44,282
Stockholders’ equity (deficit):
Common stock—$0.001 par value; 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 192,382,419 and 9,430,535 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	192	9
Additional paid-in capital	341,469	292,900
Accumulated deficit	(326,966)	(303,824)
Total stockholders’ equity (deficit)	14,695	(10,915)
Total liabilities and stockholders’ equity (deficit)	$29,270	$33,367

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$236	$432	$1,353	$2,638
License revenue	—	14,517	—	14,517
Total revenues, net	236	14,949	1,353	17,155

Operating expenses:
Cost of product sales	247	528	1,505	2,814
Research and development	1,249	7,042	11,917	25,136
Selling, general and administrative	2,490	3,284	7,624	17,752
Amortization expense	—	—	—	38
Total operating expenses	3,986	10,854	21,046	45,740
	(3,750)	4,095	(19,693)	(28,585)
Other expense:
Interest expense, net	(1,553)	(898)	(3,498)	(3,221)
Change in fair value of derivative liability	100	—	(120)	—
Other expense, net	(17)	—	(42)	(20)
Total other expense, net	(1,470)	(898)	(3,660)	(3,241)
(Loss) income before taxes	(5,220)	3,197	(23,353)	(31,826)
Income tax expense	8	5	23	20
Net (loss) income and comprehensive loss	$(5,228)	$3,192	$(23,376)	$(31,846)
Net (loss) income per share of common stock, basic and diluted	$(0.11)	$0.34	$(0.96)	$(3.39)

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)
(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	(deficit) equity
Three Months Ended September 30, 2023
Balance, June 30, 2023	14,036,940	$14	$314,755	$(321,738)	$(6,969)
Issuance of common shares pursuant to ATM Program, net	177,013,776	177	25,762	—	25,939
Exercise of pre-funded warrants for common shares	1,331,703	1	(1)	—	—
Stock-based compensation	—	—	953	—	953
Net loss	—	—	—	(5,228)	(5,228)
Balance, September 30, 2023	192,382,419	$192	$341,469	$(326,966)	$14,695

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	(deficit) equity
Nine Months Ended September 30, 2023
Balance, December 31, 2022	9,430,535	$9	$292,900	$(303,824)	$(10,915)
Issuance of shares of common stock and warrants in underwritten public offering, net	3,770,000	4	13,744	—	13,748
Issuance of common shares pursuant to ATM Program, net	179,058,448	179	32,291	—	32,470
Retirement of common shares in exchange for pre-funded warrants	(1,300,000)	(1)	(3,873)	234	(3,640)
Issuance of pre-funded warrants in exchange for retirement of common shares	—	—	3,640	—	3,640
Exercise of pre-funded warrants for common shares	1,403,813	1	(1)	—	—
Shares purchased through employee stock purchase plan	19,623	—	67	—	67
Stock-based compensation	—	—	2,701	—	2,701
Net loss	—	—	—	(23,376)	(23,376)
Balance, September 30, 2023	192,382,419	$192	$341,469	$(326,966)	$14,695

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit
Three Months Ended September 30, 2022
Balance, June 30, 2022	9,405,724	$9	$291,244	$(297,204)	$(5,951)
Impact of reverse stock split fractional share round-up	8,380	—	—	—	—
Stock-based compensation	—	—	731	—	731
Net loss	—	—	—	3,192	3,192
Balance, September 30, 2022	9,414,104	$9	$291,975	$(294,012)	$(2,028)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	(deficit) equity
Nine Months Ended September 30, 2022
Balance, December 31, 2021	9,399,517	$9	$285,239	$(262,166)	$23,082
Restricted stock units vested during period	938	—	—	—	—
Shares purchased through employee stock purchase plan	5,269	—	25	—	25
Impact of reverse stock split fractional share round-up	8,380	—	—	—	—
Stock-based compensation	—	—	6,711	—	6,711
Net loss	—	—	—	(31,846)	(31,846)
Balance, September 30, 2022	9,414,104	$9	$291,975	$(294,012)	$(2,028)

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(23,376)	$(31,846)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	115	131
Stock-based compensation	2,701	6,711
Accretion of debt discount	1,828	1,040
Allowance for other long-term asset	—	1,000
Deferred taxes	23	20
Change in fair value of derivative liability	120	—
Changes in assets and liabilities:
Accounts receivable, net	—	1,060
Other receivables	381	2,425
Inventory, net	20	16
Prepaid expenses and other assets	350	1,254
Lease incentive	158	—
Accounts payable	(2,094)	(1,922)
Deferred revenue	—	442
Accrued expenses and other liabilities	(8,088)	(3,144)
Lease liability, net	(52)	2
Net cash used in operating activities	(27,914)	(22,811)
Investing activities
Leasehold improvements	(158)	—
Disposal of property and equipment	25	—
Purchase of property and equipment	—	(95)
Net cash used in investing activities	(133)	(95)
Financing activities
Proceeds from sale of common stock pursuant to ATM Program, net	32,470	—
Proceeds from issuance of common stock and warrants in underwritten public offering, net	13,748	—
Principal payments on Notes	(21,244)	(14,806)
Proceeds from issuance of common stock under employee stock purchase plan	67	25
Net cash provided by (used in) financing activities	25,041	(14,781)
Decrease in cash, cash equivalents and restricted cash	(3,006)	(37,687)
Cash, cash equivalents, and restricted cash at beginning of period	13,318	54,864
Cash, cash equivalents, and restricted cash at end of period	$10,312	$17,177
Supplemental disclosures of cash flow information
Cash paid for interest	$1,925	$2,256
Supplemental disclosures of non-cash activities
Fair value of common stock retired in exchange for issuance of prefunded warrants	$3,640	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents	$10,180	$16,943
Restricted cash, current	1	53
Restricted cash, non-current	131	181
Total cash, cash equivalents and restricted cash	$10,312	17,177
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

Liquidity

For the nine months ended September 30, 2023, Avalo generated a net loss of $23.4 million and negative cash flows from operations of $27.9 million. As of September 30, 2023, Avalo had $10.2 million in cash and cash equivalents. In the three months ended September 30, 2023, the Company raised approximately $25.9 million of net proceeds under its “at-the-market” (or “ATM”) program. On September 22, 2023, the Company and its lenders entered into a Payoff Letter (the “Payoff Letter”), pursuant to which the Company repaid all outstanding principal, inclusive of the final payment fee, and interest under the Loan Agreement (as defined in Note 9) in the aggregate amount of $14.3 million. As a result of the payment, all obligations of the parties under the Loan Agreement were deemed satisfied and terminated.

The Company will require additional financing to fund its operations and to continue to execute its business strategy within one year after the date the unaudited condensed consolidated financial statements included herein were issued. To mitigate these conditions and to meet the Company’s capital requirements, management plans to use its current cash on hand along with some combination of the following: (i) financings, (ii) out-licensing, strategic alliances/collaborations or sale of core and non-core programs, and (iii) mergers and acquisitions. There can be no assurance that any financing or business development initiatives can be realized by the Company, or if realized, what the terms may be, or that any amount that the Company is able to raise will be adequate. Raising capital would be more difficult if our common stock is delisted from Nasdaq. The Company is currently in the delisting hearings process with Nasdaq (for more information refer to the “Recent Developments” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Further, if the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. If the Company requires but is unable to obtain additional funding, the Company may be forced to make further reductions in spending, delay, suspend, reduce or eliminate some or all of its planned research and development programs, or liquidate assets where possible. Due to the uncertainty regarding future financing and other potential options to raise funds, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the financial statements in this Quarterly Report on Form 10-Q were issued.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional capital as described above. The unaudited financial statements as of September 30, 2023 do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant Accounting Policies

During the nine months ended September 30, 2023, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 29, 2023.

3. Revenue

Avalo generated its product revenue from sales of Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions, which is considered a prescription drug. Avalo’s license and supply agreement for Millipred® expired on September 30, 2023. The Company sold its prescription drug in the United States primarily through wholesale distributors. Wholesale distributors accounted for substantially all of the Company’s net product revenues and trade receivables. For the three months ended September 30, 2023, the Company’s two largest customers accounted for approximately 72% and 28% of the Company’s total net product revenues. For the nine months ended September 30, 2023, the Company’s two largest customers accounted for approximately 58% and 42% of the Company’s total net product revenues. Net revenue from sales of prescription drugs was $0.2 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $1.4 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company does not expect future gross revenue related to the Millipred® product given the product’s license and supply agreement expired on September 30, 2023. However, the Company will continue to monitor estimates for commercial liabilities, such as sales returns. As additional information becomes available, the Company could recognize expense (or a benefit) for differences between actuals or updated estimates to the reserves previously recognized.

Pursuant the Millipred® license and supply agreement, Avalo was required to pay the supplier fifty percent of the net profit of the Millipred® product following each calendar quarter, subject to a $0.5 million quarterly minimum payment dependent on Avalo reaching certain net profit amounts as stipulated in the agreement. The profit share commenced on July 1, 2021 and ended on September 30, 2023. Within twenty-five months of September 30, 2023, the net profit share is subject to a reconciliation process where estimated deductions to arrive at net profit will be trued up to actuals and could result in Avalo owing additional amounts to Teva or vice versa.

Aytu BioScience, Inc. (“Aytu”), to which the Company sold its rights, title, and interests in assets relating to certain commercialized products in 2019 (the “Aytu Transaction”), managed Millipred® commercial operations until August 31, 2021 pursuant to transition service agreements, which included managing the third-party logistics provider. As a result, Aytu collected cash on behalf of Avalo for revenue generated by sales of Millipred® from the second quarter of 2020 through the third quarter of 2021. The transition services agreement allows Aytu to withhold up to $1.0 million until December of 2024. In the second quarter of 2022, Avalo fully reserved the $1.0 million receivable as a result of Aytu’s conclusion within its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 that substantial doubt existed with respect to its ability to continue as a going concern within one year after the date those financial statements were issued. As of September 30, 2023, the total receivable balance was approximately $0.9 million. The receivable remains fully reserved given Aytu’s conclusion in its most recent publicly disclosed financial statements that substantial doubt exists with respect to its ability to continue as a going concern within one year after the date of financial statements were issued, which is prior to December of 2024. We will continue to re-assess its collectability each reporting period.

4. Net Loss Per Share

Basic and diluted EPS is provided below for common stock for the three and nine months ended September 30, 2023 and September 30, 2022.

EPS for common stock is computed by dividing the sum of distributed earnings and undistributed earnings by the weighted average number of shares outstanding for the period. The weighted average number of common shares outstanding as of September 30, 2023 and 2022 include the weighted average effect of pre-funded warrants, the exercise of which requires nominal consideration for the delivery of the shares of common stock.

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

The following tables set forth the computation of basic and diluted net (loss) income per share of common stock for the three and nine months ended September 30, 2023 and September 30, 2022 (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2023	2022
Basic (loss) income per share:
Net (loss) income	$(5,228)	$3,192
Weighted average shares	46,764,117	9,413,466
Basic net (loss) income per share	$(0.11)	$0.34

Diluted (loss) income per share:
Net (loss) income	$(5,228)	$3,192
Weighted average shares - basic	46,764,117	9,413,466
Effect of dilutive securities:
Potentially dilutive shares	—	166
Weighted average shares - diluted	46,764,117	9,413,632
Diluted net (loss) income per share	$(0.11)	$0.34

	Nine Months Ended September 30,
	2023	2022
Basic and diluted loss per share:
Net loss	$(23,376)	$(31,846)
Weighted average shares	24,281,306	9,404,679
Basic and diluted net loss per share	$(0.96)	$(3.39)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the three and nine months ended September 30, 2023 and 2022, as they could have been anti-dilutive:

	Three and Nine Months Ended
	September 30,
	2023	2022
Stock options	1,849,229	1,260,906
Warrants on common stock[1]	4,136,990	366,990
Restricted Stock Units	—	—
1 The weighted average number of common shares outstanding includes the weighted average outstanding pre-funded warrants for the period because their exercise price was nominal. There were no pre-funded warrants outstanding as of September 30, 2023.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$9,324	$—	$—
Liabilities
Derivative liability	$—	$—	$4,950

	December 31, 2022
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$12,133	$—	$—
Liabilities
Derivative liability	$—	$—	$4,830

*Investments in money market funds are reflected in cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2023, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities and derivative liability. As of December 31, 2022, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities, derivative liability and debt.

The carrying amounts reported in the accompanying unaudited condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts.

Level 3 Valuation

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the derivative liability for the nine months ended September 30, 2023:

Derivative liability
Balance at December 31, 2022	$4,830
Change in fair value of derivative liability	120
Balance at September 30, 2023	$4,950

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

The fair value of the derivative liability as of the transaction date was approximately $4.8 million, of which $3.5 million was attributable to the AVTX-501 Milestone and $1.3 million was attributable to the AVX-007 Milestones and Royalties. Subsequent to the transaction date, at each reporting period, the derivative liability is remeasured at fair value. As of September 30, 2023, the fair value of the derivative liability was $5.0 million, of which $3.7 million was attributable to the AVTX-501 Milestone and $1.3 million was attributable to the AVTX-007 Milestones and Royalties. For the nine months ended September 30, 2023, the $0.1 million change in fair value was recognized in other expense, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income.

The fair value of the AVTX-501 Milestone was primarily driven by an approximate 23% probability of success to reach the milestone in approximately 4.1 years. The fair value of AVTX-007 Milestones and Royalties were primarily driven by an approximate 17% probability of success, time to commercialization of approximately 5.1 years, and sales forecasts with peak annual net sales reaching $300 million. As discussed above, these unobservable inputs were estimated by Avalo based on limited publicly available information and therefore could differ from Janssen and Apollo’s internal development plans. Any changes to these inputs may result in significant changes to the fair value measurement. Notably, the probability of success is the largest driver of the fair value and therefore changes to such input would likely result in significant changes to such fair value.

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

No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2023 and 2022. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2023 and 2022.

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

The weighted average remaining term of the operating leases at September 30, 2023 was 4.8 years.

Supplemental balance sheet information related to the leased properties include (in thousands):

	As of
	September 30, 2023	December 31, 2022
Property and equipment, net	$1,393	$1,750

Accrued expenses and other current liabilities	$536	$532
Other long-term liabilities	1,456	1,711
Total operating lease liabilities	$1,992	$2,243

The operating lease right-of-use (ROU) assets are included in property and equipment, net and the lease liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in our unaudited condensed consolidated balance sheets. The Company utilized a weighted average discount rate of 9.1% to determine the present value of the lease payments.

The components of lease expense for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost*	$97	$134	$350	$373
*Includes short-term leases, which are immaterial.

The following table shows a maturity analysis of the operating lease liabilities as of September 30, 2023 (in thousands):

Undiscounted Cash Flows
October 1, 2023 through December 31, 2023	$133
2024	537
2025	547
2026	557
2027	258
2028	201
Thereafter	224
Total lease payments	$2,457
Less implied interest	(465)
Total	$1,992

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Research and development	$1,331	$6,293
Compensation and benefits	449	2,699
Selling, general and administrative	530	1,008
Commercial operations	2,156	1,694
Royalty payment	214	508
Lease liability, current	536	532
Other	—	480
Total accrued expenses and other current liabilities	$5,216	$13,214

8. Cost Reduction Plan

In the first quarter of 2022, the Board approved a cost reduction plan to enable the Company to execute its strategy of prioritizing the development of its most promising programs (the “Plan”). A reduction in workforce plan was approved to reduce headcount and related expenses. The reduction in workforce plan was considered a one-time termination benefit as defined by ASC No. 420, Exit or Disposal Cost Obligations. The one-time termination benefits mainly relate to severance payments to separated employees. As a result, the Company recognized $1.5 million of expense during the first quarter of 2022, of which $0.7 million was recognized in research and development expense, and $0.8 million was recognized in selling, general and administrative expense. $1.4 million of severance payments were paid in the year ended December 31, 2022 and the remaining $0.1 million was paid in the nine months ended September 30, 2023. Additionally, $0.4 million of stock-based compensation expense was recognized in the first quarter of 2022 related to the Plan, which was mainly related to accelerated vesting of certain separated employees’ stock options.

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

9. Notes Payable

On June 4, 2021, the Company entered into a $35.0 million venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”) and Powerscourt Investments XXV, LP (“Powerscourt”, and together with Horizon, the “Lenders”). Between June and September of 2021, the Company borrowed the full $35.0 million (the “Note”) available under the Loan Agreement. In the second quarter of 2022, the Company, as collectively agreed upon with the Lenders, prepaid $15.0 million of principal and accrued interest. In June of 2023, the Company, as collectively agreed upon with the Lenders, prepaid $6.0 million of principal. On September 22, 2023, the Company and the Lenders entered into a Payoff Letter (the “Payoff Letter”), pursuant to which the Company repaid all outstanding principal, inclusive of the final payment fee, and interest under the Loan Agreement in the aggregate amount of $14.3 million. As a result of the payment, all obligations of the parties under the Loan Agreement were deemed satisfied and terminated.

On June 4, 2021, pursuant to the Loan Agreement, the Company issued warrants to the Lenders to purchase 33,656 shares of the Company’s common stock with an exercise price of $31.20 per share (the “Warrants”). The Warrants are exercisable for ten years from the date of issuance. Pursuant to the Payoff Letter, Avalo’s obligations under the Warrants shall survive pursuant to the original terms at issuance. The Warrants, which met equity classification, were recognized as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method.

The Company recognized debt issuance costs and the amount allocated to the warrants as a debt discount on the date of issuance and amortized these costs to interest expense using the effective interest method over the original term of the loan. As a result of the payoff in the third quarter of 2023, the Company accelerated the remaining $0.9 million amortization of the debt discount, which was recognized as interest expense for the three and nine months ended September 30, 2023.

Balance sheet information related to the note payable for the Notes is as follows (in thousands):

	As of
	September 30, 2023	December 31, 2022
Initial Note	$—	$12,139
Second Note	—	6,070
Third Note	—	3,035
Notes payable, gross[1]	$—	$21,244
Less: Unamortized debt discount and issuance costs	—	1,828
Carrying value of notes payable, current	$—	$19,416
Less: Current portion	—	5,930
Carrying value of notes payable, non-current	$—	$13,486

1 Balance as of December 31, 2022 includes $1.1 million final payment fee for the Notes, which represents 3% of the original principal loan amount.

As of September 30, 2023, there were no remaining contractual future principal payments.

10. Capital Structure

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock, common stock and preferred stock. At September 30, 2023, the total number of shares of capital stock the Company was authorized to issue was 205,000,000, of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

Common Stock

At-the-Market Offering Program

On May 4, 2023, the Company entered into an “at-the-market” sales agreement (the “Sales Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), pursuant to which the Company could sell from time to time, shares of its common stock having an aggregate offering price of up to $9,032,567 through Oppenheimer. In August 2023, the Company and Oppenheimer entered into an amendment to the sales agreement (the “Amended Sales Agreement”) to increase the aggregate offering amount under the Sales Agreement to $50,000,000 inclusive of shares sold prior to the amendment. In the nine months ended September 30, 2023, the Company sold approximately 179.1 million shares under the ATM program for net proceeds of approximately $32.5 million.

Exchange Agreement

In May 2023, the Company entered into an exchange agreement (the “Exchange Agreement”) with entities affiliated with Venrock Healthcare Capital Partners (“Venrock”), pursuant to which the Company exchanged an aggregate of 1.3 million shares of the Company’s common stock, par value $0.001 per share, owned by Venrock for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1.3 million shares of common stock (subject to adjustment in the event of stock splits, recapitalization and other similar events affecting common stock), with an exercise price of $0.001 per share.

The Exchange Warrants were exercisable at any time, except that the Exchange Warrants would not be exercisable by Venrock if, upon giving effect or immediately prior thereto, Venrock would beneficially own more than 9.99% of the total number of issued and outstanding Avalo common stock, which percentage could change at the holders’ election to any amount less than or equal to 19.99% upon 61 days’ notice to the Company. Venrock exercised the Exchange Warrants in full in September of 2023.

In accordance with ASC No. 505, Equity, in the second quarter of 2023, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and a corresponding impact to additional paid-in-capital and accumulated deficit at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants were classified as equity in accordance with ASC 480 and the fair value of the Exchange Warrants was recorded as a credit to additional paid-in-capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants.

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

Common Stock Warrants

At September 30, 2023, the following common stock warrants were outstanding:

Number of common shares	Exercise price	Expiration
underlying warrants	per share	date
333,334	$150.00	June 2024
33,656	$31.20	June 2031
3,770,000	$5.00	February 2024
4,136,990

11. Stock-Based Compensation

2016 Equity Incentive Plan

In April 2016, our board of directors adopted the 2016 Equity Incentive Plan, which was approved by our stockholders in May 2016 and which was subsequently amended and restated in May 2018 and August 2019 with the approval of our board of directors and our stockholders (the “2016 Third Amended Plan”). During the term of the 2016 Third Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year ending on (and including) January 1, 2026, by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. On January 1, 2023, pursuant to the terms of the 2016 Third Amended Plan, an additional 377,221 shares were made available for issuance. As of September 30, 2023, there were 51,284 shares available for future issuance under the 2016 Third Amended Plan.

Option grants expire after ten years. Employee options typically vest over four years. Employees typically receive a new hire option grant, as well as an annual grant in the first or second quarter of each year. In addition, in the first and fourth quarters of 2022 and second quarter of 2023, employees were also granted options that vest on the first anniversary of the grant date. Options granted to directors typically vest either immediately or over a period of one or three years. Directors may elect to receive stock options in lieu of board compensation, which vest immediately. For stock options granted to employees and non-employee directors, the estimated grant date fair market value of the Company’s stock-based awards is amortized ratably over the individuals’ service periods, which is the period in which the awards vest. Stock-based compensation expense includes expense related to stock options and employee stock purchase plan shares. The amount of stock-based compensation expense recognized for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$371	$279	$1,028	$931
Selling, general and administrative	582	452	1,673	5,780
Total stock-based compensation	$953	$731	$2,701	$6,711

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

Stock options with service-based vesting conditions

The Company has granted options that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. A summary of option activity for the nine months ended September 30, 2023 is as follows:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Balance at December 31, 2022	1,345,532	$28.24	$17.48	6.7
Granted	760,272	$2.72	$2.06
Forfeited	(10,101)	$4.92	$3.56
Expired	(339,910)	$42.99	$27.13
Balance at September 30, 2023	1,755,793	$14.47	$9.01	8.4
Exercisable at September 30, 2023	595,159	$31.35	$18.43	6.9

In February 2023, the Company granted 0.3 million options with service-based vesting conditions to its employees as part of its annual stock option award that vest over four years. In May 2023, the Company granted 0.3 million options with service-based vesting conditions to its employees that vest over one year.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. As of September 30, 2023, the aggregate intrinsic value of options outstanding was zero. There were 0.3 million options that vested during the nine months ended September 30, 2023 with a weighted average exercise price of $12.78 per share. The total grant date fair value of shares which vested during the nine months ended September 30, 2023 was $2.2 million.

The Company recognized stock-based compensation expense of $0.9 million and $2.6 million related to stock options with service-based vesting conditions for the three and nine months ended September 30, 2023, respectively. At September 30, 2023, there was $3.6 million of total unrecognized compensation cost related to unvested service-based vesting condition awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years.

Stock-based compensation assumptions

The following table shows the assumptions used to compute stock-based compensation expense for stock options with service-based vesting conditions granted under the Black-Scholes valuation model for the nine months ended September 30, 2023:

Service-based options
Expected term of option (in years)	5 - 6.25
Expected stock price volatility	89.8% - 146.0%
Risk-free interest rate	3.43% - 4.13%
Expected annual dividend yield	0%

Stock options with market-based vesting conditions

As of September 30, 2023, there were 0.1 million exercisable stock options that contained market-based vesting conditions (that had been previously satisfied). The options have a weighted average share price per share of $39.53 and a weighted average remaining contractual term of 0.7 years. There were no stock options with market-based vesting conditions granted, exercised, or forfeited for the nine months ended September 30, 2023.

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

The Company initially reserved and authorized up to 41,667 shares of common stock for issuance under the ESPP. On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP automatically increases by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, (ii) 41,667 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. The number of shares were increased by 41,667 on January 1, 2023. As of September 30, 2023, 192,079 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $48 thousand and $0.1 million for the three and nine months ended September 30, 2023, respectively.

12. Income Taxes

The Company recognized minimal income tax expense for the three and nine months ended September 30, 2023 and 2022 due to the significant valuation allowance against the Company’s deferred tax assets and the current and prior period losses.

13. Commitments and Contingencies

Litigation

Litigation - General

The Company may become party to various contractual disputes, litigation, and potential claims arising in the ordinary course of business. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. The Company currently does not believe that the resolution of such matters will have a material adverse effect on its financial position or results of operations except as otherwise disclosed in this report.

Dispute Notice

On August 14, 2023, the Company received a notice from Apollo AP43 Limited alleging that the Company is in breach of the License Agreement between them dated July 29, 2022 by virtue of owing $837,522 to a service provider under the terms of that license. The notice formally initiates a dispute resolution process under the license, beginning with further negotiations between the companies’ executive officers. The possible loss to the Company is between $0 and $837,522. The Company does not believe a loss is currently probable and therefore has not recognized a contingent liability as of September 30, 2023.

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

No expense related to the KKC License Agreement was recognized in the nine months ended September 30, 2023. There has been no cumulative expense recognized as of September 30, 2023 related to the milestones under this license agreement. The Company will continue to monitor the milestones at each reporting period.

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

No expense related to this license agreement was recognized in the nine months ended September 30, 2023. There has been $0.5 million of cumulative expense recognized as of September 30, 2023 related to the milestones under this license agreement, which was recognized in 2021. The Company will continue to monitor the remaining milestones at each reporting period.

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

No material expense related to the Sanford Burnham Prebys License Agreement was recognized in the nine months ended September 30, 2023. There has been no cumulative expense recognized as of September 30, 2023 related to the milestones under this license agreement. The Company will continue to monitor the milestones at each reporting period.

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

The Company has not recognized any milestones as of September 30, 2023.

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

The Company has not recognized any milestones as of September 30, 2023.

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

The first milestone was the enrollment of a patient in a Phase 2 study related to AVTX-002 (for treatment of pediatric onset Crohn’s disease), AVTX-006 (for treatment of any indication) or AVTX-007 (for treatment of any indication) prior to February 3, 2022, which would have resulted in a milestone payment of $2.0 million. The Company did not meet the first milestone prior to February 3, 2022. Therefore, no contingent consideration related to this milestone was recognized as of September 30, 2023 and no future contingent consideration will be recognized.

The second milestone is the receipt of an NDA approval for either AVTX-006 or AVTX-007 from the FDA on or prior to February 3, 2025. If this milestone is met, the Company is required to make a milestone payment of $4.5 million. The contingent consideration related to the second development milestone will be recognized if and when such milestone is probable and can be reasonably estimated. No contingent consideration related to the second development milestone has been recognized as of September 30, 2023. The Company will continue to monitor the second milestone at each reporting period.

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

The first and second milestones were marketing approval of the first and second product, respectively, by the FDA on or prior to December 31, 2021, which would have resulted in milestone payments of $6.0 million and $5.0 million, respectively. The Company did not meet the first or second milestone as of December 31, 2021. As a result, no contingent consideration related to these milestones was recognized as of September 30, 2023 and no future contingent consideration will be recognized.

The third milestone is marketing approval of a protide molecule by the FDA on or prior to December 31, 2023. If this milestone is met, the Company is required to make a milestone payment of $4.0 million. The contingent consideration related to the third development milestone will be recognized if and when such milestone is probable and can be reasonably estimated. No contingent consideration related to the third milestone has been recognized as of September 30, 2023. The Company will continue to monitor the third development milestone at each reporting period.

On October 27, 2023, the Company divested AVTX-801, AVTX-802 and AVTX-803 (see Note 14). Avalo remains responsible for the future milestone payment related to the protide molecule described above.

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

Avalo assumed this Royalty Agreement upon closing of the Aevi Merger and it is recorded as a royalty obligation within the Company's accompanying unaudited condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022. Because there is a significant related party relationship between the Company and the Investors, the Company has treated its obligation to make royalty payments under the Royalty Agreement as an implicit obligation to repay the funds advanced by the Investors. As the Company makes royalty payments in accordance with the Royalty Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which will result in a corresponding increase in the liability balance.

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

14. Subsequent Events

On October 27, 2023, the Company closed the transaction under the asset purchase agreement (the “Purchase Agreement”) to sell its rights, title and interest in, assets relating to AVTX-801, AVTX-802 and AVTX-803 (collectively, the “800 Series”) to AUG Therapeutics, LLC (“AUG”). The Purchase Agreement was entered into in on September 11, 2023.

AUG paid an upfront payment of $150,000, as well as, for each compound, make a contingent milestone payment of $15,000,000 (for a potential aggregate of $45.0 million) if the first FDA approval is for an indication other than a Rare Pediatric Disease (as defined in the Purchase Agreement), or up to 20% of certain payments, if any, granted to AUG upon any sale of any priority review voucher granted to AUG by the FDA, net of any selling costs. Additionally, AUG assumed up to $150,000 of certain liabilities incurred prior to the date of the Purchase Agreement and assume all costs relating to the 800 Series from the date of the Purchase Agreement. Avalo will evaluate the accounting impact of the transaction in the fourth quarter of 2023.

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

Management’s primary evaluation of the success of the Company is the ability to progress its pipeline assets forward towards commercialization or opportunistically out-licensing rights to indications or geographies. This success depends not only on the operational execution of the programs, but also the ability to secure sufficient funding to support the programs. The Company is pursuing funding for its programs, including financings and out-licensing, strategic alliances/collaborations or sale of its core and non-core programs, as well as evaluating new opportunities to further argument its immunology pipeline.

Pipeline Summary

Quisovalimab (AVTX-002): Anti-LIGHT monoclonal antibody (“mAb”) targeting immune-inflammatory diseases.
•Quisovalimab has shown a rapid and sustained reduction of LIGHT levels, as well as a favorable safety and tolerability profile, in all indications studied including COVID-19 acute respiratory distress syndrome (“ARDS”), Crohn’s Disease and non-eosinophilic asthma (“NEA”).

•Quisovalimab was statistically significant in reducing respiratory failure and mortality in patients hospitalized with COVID-19 ARDS in a randomized placebo-controlled trial. Quisovalimab also demonstrated positive trends in an open-label study in Crohn’s Disease.

•A post-hoc analysis of the PEAK Trial showed a sub-population of NEA patients with baseline LIGHT levels over 125 pg/mL, which represented over 50% of patients, had an approximate 50% reduction in asthma-related events (“AREs”) for patients treated with quisovalimab compared to placebo.

•Avalo is pursuing funding for the program and is considering a randomized placebo-controlled trial in patients with ulcerative colitis or other inflammatory conditions.

AVTX-008: BTLA agonist fusion protein targeting immune dysregulation disorders.
•AVTX-008 is uniquely positioned as a fusion protein with high-binding affinity and serum stability. It utilizes the natural ligand thus it may avoid the potential problems with agonist mAbs.

•Avalo previously identified a lead molecule, is evaluating several immune dysregulation disorders to pursue and plans to rapidly progress the asset to IND, subject to funding.

Recent Developments

The Company raised approximately $25.9 million of net proceeds under its “at-the-market” (or “ATM”) program in the third quarter of 2023. Further, in September of 2023, the Company announced that it paid off the remainder of its debt in the aggregate amount of $14.3 million and as a result all payments and obligations under that debt were deemed satisfied and terminated.

On October 27, 2023, the Company divested its rights, title and interest in, assets relating to AVTX-801, AVTX-802 and AVTX-803 to AUG Therapeutics, LLC for an upfront payment of $150,000 and contingent milestone payments of up to an aggregate of $45.0 million.

As previously reported on Form 8-K filed on August 8, 2023, on August 8, 2023, Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) and that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). Therefore, in accordance with Listing Rules 5810(c)(3)(A) and 5810(c)(3)(C), the Company was provided 180 calendar days, or until February 5, 2024, to regain compliance with both the Bid Price Rule and the MVLS Rule. Also as previously reported on Form 8-K filed on September 13, 2023, on September 12, 2023, the Company received notice from Nasdaq as of September 11, 2023, the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days triggering application of Listing Rule 5810(c)(3)(A)(iii) which states in part: if during any compliance period specified in Rule 5810(c)(3)(A), a company’s security has a closing bid price of $0.10 or less for ten consecutive trading days, the Listing Qualifications Department shall issue a Staff Delisting Determination under Rule 5810 with respect to that security. As a result, the Staff determined to delist the Company’s securities from Nasdaq, unless the Company timely requests an appeal of the Staff’s determination to a Hearings Panel (the “Panel”). The Company timely requested an appeal of the Staff’s determination to the Panel and the hearing took place on November 2, 2023. The Panel will issue a written decision, generally within 30 days of the hearing, that will determine whether the shares of the Company’s common stock will remain listed on Nasdaq. The Company will timely report the decision of the Panel on Form 8-K upon receiving the written decision.

Liquidity

For the nine months ended September 30, 2023, Avalo generated a net loss of $23.4 million and negative cash flows from operations of $27.9 million. As of September 30, 2023, Avalo had $10.2 million in cash and cash equivalents. In the three months ended September 30, 2023, the Company raised approximately $25.9 million of net proceeds under its “at-the-market” (or “ATM”) program. On September 22, 2023, the Company and its lenders entered into a Payoff Letter (the “Payoff Letter”), pursuant to which the Company repaid all outstanding principal, inclusive of the final payment fee, and interest under the Loan Agreement (as defined in Note 9 of the unaudited condensed consolidated financial statements) in the aggregate amount of $14.3 million. As a result of the payment, all obligations of the parties under the Loan Agreement were deemed satisfied and terminated.

The Company will require additional financing to fund its operations and to continue to execute its business strategy within one year after the date the unaudited condensed consolidated financial statements included herein were issued. To mitigate these conditions and to meet the Company’s capital requirements, management plans to use its current cash on hand along with some combination of the following: (i) financings, (ii) out-licensing, strategic alliances/collaborations or sale of core and non-core programs, and (iii) mergers and acquisitions. There can be no assurance that any financing or business development initiatives can be realized by the Company, or if realized, what the terms may be, or that any amount that the Company is able to raise will be adequate. Raising capital would be more difficult if our common stock is delisted from Nasdaq. The Company is currently in the delisting hearings process with Nasdaq (for more information refer to the “Recent Developments” section above). Further, if the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. If the Company requires but is unable to obtain additional funding, the Company may be forced to make further reductions in spending, delay, suspend, reduce or eliminate some or all of its planned research and development programs, or liquidate assets where possible. Due to the uncertainty regarding future financing and other potential options to raise funds, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the financial statements in this Quarterly Report on Form 10-Q were issued.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional capital as described above. The unaudited financial statements as of September 30, 2023 do not include any adjustments that might result from the outcome of this uncertainty.

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

As noted above under “Liquidity”, we need to raise money in the near term in order to continue as a going concern and be able to execute on this strategy.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

Product Revenue, Net

Net product revenue was $0.2 million for the three months ended September 30, 2023, compared to $0.4 million for the three months ended September 30, 2022. The decrease was mainly attributable to a decrease in units sold.

Avalo’s license and supply agreement for its only commercial pharmaceutical product, Millipred®, which we consider non-core, expired on September 30, 2023. Therefore, we do not expect gross product revenue going forward. However, the Company will continue to monitor estimates for commercial liabilities, such as sales returns. As additional information becomes available, the Company could recognize expense (or a benefit) for differences between actuals or updated estimates to the reserves previously recognized.

Cost of Product Sales

Cost of product sales were $0.2 million for the three months ended September 30, 2023, compared to $0.5 million for the same period in 2022. The decrease was mainly attributable to a decrease in units sold, as discussed above.

Avalo’s license and supply agreement for Millipred® expired on September 30, 2023. Therefore, we do not expect material cost of product sales going forward.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
Preclinical expenses	$269	$479
Clinical expenses	915	3,003
CMC expenses	(1,191)	1,687
Internal expenses:
Salaries, benefits and related costs	826	1,533
Stock-based compensation expense	371	279
Other	59	61
	$1,249	$7,042

Research and development expenses decreased $5.8 million for the three months ended September 30, 2023. This decrease was mainly driven by a $2.9 million decrease in chemistry, manufacturing, and controls (“CMC”) expenses and $2.1 million decrease in clinical expenses. CMC expenses decreased due to the timing of manufacturing runs. Further, in the second quarter of 2023, the Company canceled its next manufacturing run for AVTX-002 and as a result incurred a cancelation fee of approximately $1.0 million. In the third quarter of 2023, the Company and manufacurer agreed to a reduced cancelation fee, which resulted in a reversal of the expense. Clinical expenses decreased due to decreased activities as a result of the AVTX-002 PEAK trial concluding in June of 2023. Additionally, salaries, benefits and related costs decreased $0.7 million primarily due to reduced headcount and reduced salary related costs.

Future research and development expenses are difficult to predict given they are highly dependent on the Company’s ability to obtain additional capital to fund its programs and operations, including but not limited to financings and/or out-licensing, strategic alliance/collaborations or sale of its core and non-core programs.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
Salaries, benefits and related costs	$582	$839
Legal, consulting and other professional expenses	1,146	1,687
Stock-based compensation expense	582	452
Advertising and marketing expense	7	6
Other	173	300
	$2,490	$3,284

Selling, general and administrative expenses decreased $0.8 million for the three months ended September 30, 2023 compared to the prior period. The decrease was driven by the impact of cost savings initiatives across legal, consulting and other professional expenses and salaries, benefits, as well as reduced headcount and reduced salary related costs. The decrease was partially offset by increased stock-based compensation expense during the period related to the options granted to employees in the second half of 2022 and first half of 2023.

Future selling, general and administrative expenses are difficult to predict given they are highly dependent on the Company’s ability to obtain additional capital to fund its programs and operations, including but not limited to financings and/or out-licensing, strategic alliance/collaborations or sale of its core and non-core programs.

Other Expense, Net

The following table summarizes our other expense, net for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
Interest expense, net	(1,553)	(898)
Change in fair value of derivative liability	100	—
Other expense, net	(17)	—
	$(1,470)	$(898)

Other expense, net was mainly comprised of interest expense related to the Loan Agreement for the three months ended September 30, 2023 and 2022. On September 22, 2023, the Company and its lenders entered into a Payoff Letter, pursuant to which the Company repaid all outstanding principal, inclusive of the final payment fee, and interest under the Loan Agreement.

Interest expense, net increased $0.6 million mainly due to the acceleration of the remaining $0.9 million amortization of the debt discount recognized as a result of the Company’s payoff of the debt in September of 2023. Prior to the payoff, the Company incurred lower interest expense as compared to the prior period due to a lower principal balance from previous prepayments.

As a result of the full payoff of the loan, we do not expect to recognize interest expense in the fourth quarter of 2023 or beyond.

Income Tax Expense

The Company recognized minimal income tax expense for both the three months ended September 30, 2023 and 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Product Revenue, Net

Net product revenue was $1.4 million for the nine months ended September 30, 2023, compared to $2.6 million for the nine months ended September 30, 2022. The decrease was mainly attributable to a decrease in units sold.

Avalo’s license and supply agreement for our only commercial pharmaceutical product, Millipred®, which we consider non-core, expired on September 30, 2023. Therefore, we do not expect product revenue going forward. However, the Company will continue to monitor estimates for commercial liabilities, such as sales returns. As additional information becomes available, the Company could recognize expense (or a benefit) for differences between actuals or updated estimates to the reserves previously recognized.

Cost of Product Sales

Cost of product sales were $1.5 million for the nine months ended September 30, 2023, compared to $2.8 million for the same period in 2022. The decrease was mainly attributable to a decrease in units sold, as discussed above, paired with the $1.0 million reserve of the receivable due from Aytu in December 2024 that was recognized in cost of product sales for the nine months ended September 30, 2022.

Avalo’s license and supply agreement for Millipred® expired on September 30, 2023. Therefore, we do not expect material cost of product sales going forward.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Preclinical expenses	$844	$2,047
Clinical expenses	5,388	9,037
CMC expenses	1,787	6,800
Internal expenses:
Salaries, benefits and related costs	2,699	6,093
Stock-based compensation expense	1,028	931
Other	171	228
	$11,917	$25,136

Research and development expenses decreased $13.2 million for the nine months ended September 30, 2023 as compared to the prior period. Notably, CMC and clinical expenses decreased $5.0 million and $3.6 million, respectively, as a result of reduced manufacturing and clinical trial activities for AVTX-002 driven by timing of study completion in June of 2023, paired with decreased expenses as a result of the out-license of AVTX-007 in July of 2022 and decreased spend on non-core programs in 2023.

Additionally, salaries, benefits and related costs decreased $3.4 million due to severance expense recognized in the first quarter of 2022 from headcount reductions that did not repeat, paired with lower salary costs in 2023 driven by the reduced headcount.

Future research and development expenses are difficult to predict given they are highly dependent on the Company’s ability to obtain additional capital to fund its programs and operations, including but not limited to financings and/or out-licensing, strategic alliance/collaborations or sale of its core and non-core programs.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Salaries, benefits and related costs	$1,768	$5,435
Legal, consulting and other professional expenses	3,399	5,484
Stock-based compensation expense	1,673	5,780
Advertising and marketing expense	26	64
Other	758	989
	$7,624	$17,752

Selling, general and administrative expenses decreased $10.1 million for the nine months ended September 30, 2023 due to severance and stock-based compensation recognized in the first quarter of 2022 from headcount reductions, paired with decreased headcount and cost savings initiatives realized in 2023. Notably, we recognized $4.3 million of stock-based compensation in the first half of 2022 as a result of the acceleration and modification of certain separated employees’ stock options that did not repeat. Additionally, salaries, benefits and related costs decreased $3.7 million due to $2.4 million of severance expense recognized in the first half of 2022 from headcount reductions that did not repeat, paired with lower salary costs in the first half of 2023 driven by the reduced headcount. Legal, consulting and other professional expenses decreased $2.1 million due to cost savings initiatives.

Future selling, general and administrative expenses are difficult to predict given they are highly dependent on the Company’s ability to obtain additional capital to fund its programs and operations, including but not limited to financings and/or out-licensing, strategic alliance/collaborations or sale of its core and non-core programs.

Amortization Expense

The following table summarizes our amortization expense for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Amortization of intangible assets	$—	$38

The acquired assembled workforce was fully amortized in the first quarter of 2022, thus driving the decrease as compared to the prior period.

Other Expense, Net

The following table summarizes our other expense, net for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Interest expense, net	(3,498)	(3,221)
Change in fair value of derivative liability	(120)	—
Other expense, net	(42)	(20)
	$(3,660)	$(3,241)

Other expense, net was mainly comprised of interest expense related to the Loan Agreement for the nine months ended September 30, 2023 and 2022. On September 22, 2023, the Company and its lenders entered into a Payoff Letter, pursuant to which the Company repaid all outstanding principal, inclusive of the final payment fee, and interest under the Loan Agreement.

Interest expense, net increased $0.3 million mainly due to the acceleration of the remaining $0.9 million amortization of the debt discount recognized as a result of the Company’s payoff of the debt in September of 2023. This increase was partially offset by lower interest expense incurred prior to the final payoff due to a lower principal balance from previous prepayments.

As a result of the full payoff of the loan, we do not expect to recognize interest expense in the fourth quarter of 2023 or beyond.

Income Tax Expense

The Company recognized minimal income tax expense for both the nine months ended September 30, 2023 and 2022.

Liquidity and Capital Resources

Uses of Liquidity

The Company uses cash to primarily fund the ongoing development of its research and development pipeline assets and costs associated with its organizational infrastructure. Future operating cash flows are difficult to predict given they are highly dependent on the Company’s ability to obtain additional capital to fund its programs and operations, including but not limited to financings and/or out-licensing, strategic alliance/collaborations or sale of its core and non-core programs.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(27,914)	$(22,811)
Investing activities	(133)	(95)
Financing activities	25,041	(14,781)
Net decrease in cash and cash equivalents	$(3,006)	$(37,687)

Net cash used in operating activities

Net cash used in operating activities was $27.9 million for the nine months ended September 30, 2023 and consisted primarily of a net loss of $23.4 million and non-cash adjustments to reconcile net loss to net cash used in operating activities including stock-based compensation of $2.7 million and accretion of the debt discount of $1.8 million. Accrued expenses and other current liabilities and accounts payable decreased $8.1 million and $2.1 million, respectively, from December 31, 2022.

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

Net cash used in investing activities

Net cash used in investing activities was minimal for the nine months ended September 30, 2023 and nine months ended September 30, 2022.

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of net proceeds of $32.5 million from the sale of common stock pursuant to the Company’s at-the-market program and net proceeds of $13.7 million from an underwritten public offering that closed in February 2023, partially offset by debt principal payments of $21.2 million. In September of 2023, the Company repaid all outstanding principal, inclusive of the final payment fee, and interest under its loan agreement and therefore we do not expect any future principal payment outflows.

Critical Accounting Policies, Estimates, and Assumptions

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP. In preparing the financial statements in conformity with GAAP, the Company makes estimates and assumptions that have an impact on assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, revenue recognition, cost of product sales, stock-based compensation, fair value measurements, the valuation of derivative liabilities, cash flows used in management’s going concern assessment, income taxes, goodwill, and clinical trial accruals. The Company believes, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 29, 2023. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2023.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 13, Commitments and Contingencies, under the heading “Litigation” to our Unaudited Condensed Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023 (the “2022 10-K”), as updated by our Quarterly Report on Form 10-Q filed with the SEC on August 3, 2023 (the “2023 Q2 10-Q”), which could materially affect our business, financial condition, or future results. The risks described in this Quarterly Report on 10-Q and the 2022 10-K and 2023 Q2 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock.

Except for such additional information and the updated risk factor set forth below, we believe there have been no other material changes in our risk factors from those disclosed in our 2022 10-K and 2023 Q2 10-Q.

Risks Related to Our Financial Position and Capital Needs

The Company has a limited number of unissued and unreserved shares available for future issuance, which might impair its ability to conduct future financing and other transactions.

The Company’s amended and restated certificate of incorporation, as amended, currently authorizes the Company to issue up to 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of November 7, 2023, there was a total of 7,617,581 shares of common stock that were authorized but unissued, and the Company has currently reserved a significant number of these shares for future issuance pursuant to its outstanding warrants, equity awards and equity plans. As a result, the Company’s ability to issue shares of common stock other than pursuant to existing arrangements will be limited until such time, if ever, that it is able to amend its amended and restated certificate of incorporation, as amended, to increase the amount of authorized but unissued shares of common stock. As described in the Company’s definitive proxy statement filed with the SEC on October 19, 2023, the Company is presenting a proposal for stockholder vote at the annual meeting of stockholders to be held on December 5, 2023 to approve an amendment to its amended and restated certificate of incorporation, as amended, to effect a reverse stock split of its common stock at a ratio of between 1-for-5 and 1-for-250 as determined by its board. This proposal would provide the Company sufficient flexibility in regards to having enough shares of common stock available for future needs. There is no guarantee that this proposal will be approved by the Company’s stockholders.

If the Company is unable to effect a reverse stock split, its ability to complete equity-based financings or other transactions that involve the potential issuance of its common stock or securities convertible or exercisable into its common stock, will be limited. In lieu of issuing common stock or securities convertible into the Company’s common stock in any future equity financing transactions, the Company might need to issue some or all of our authorized but unissued shares of preferred stock, which would likely have superior rights, preferences and privileges to those of its common stock. If the Company is unable to issue additional shares of common stock or securities convertible or exercisable into its common stock, its ability to enter into strategic transactions such as acquisitions of companies or intellectual property, might also be limited. If the Company is unable to complete financing, strategic or other transactions due to its inability to issue additional shares of common stock or securities convertible or exercisable into its common stock, the Company’s financial condition and business prospects may be materially harmed.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

1.1
Amendment No. 1 to the Sales Agreement, dated as of August 7, 2023, between Avalo Therapeutics, Inc. and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on August 7, 2023.

2.1*#	Purchase Agreement, dated September 11, 2023, by and between AUG Therapeutics, LLC and Avalo Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on September 12, 2023).

3.1	Fourth Amended and Restated Bylaws of Avalo Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 17, 2023).

10.1
Second Forbearance Agreement, dated as of August 14, 2023, between Avalo Therapeutics, Inc. and Horizon Credit II LLC, Horizon Funding Trust 2019-1, Horizon Funding I, LLC, Powerscourt Investments XXV Trust, and Horizon Technology Finance Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 14, 2023).

10.2
Third Forbearance Agreement, dated as of September 13, 2023, between Avalo Therapeutics, Inc. and Horizon Credit II LLC, Horizon Funding Trust 2019-1, Horizon Funding I, LLC, Powerscourt Investments XXV Trust, and Horizon Technology Finance Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 13, 2023).

10.3
First Amendment to Loan Agreement, dated as of September 13, 2023, between Avalo Therapeutics, Inc. and Horizon Credit II LLC, Horizon Funding Trust 2019-1, Horizon Funding I, LLC, Powerscourt Investments XXV Trust, and Horizon Technology Finance Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on September 13, 2023).

10.4
Payoff Letter, dated as of September 22, 2023, between Avalo Therapeutics, Inc. and Horizon Credit II LLC, Horizon Funding Trust 2019-1, Horizon Funding I, LLC, Powerscourt Investments XXV Trust, and Horizon Technology Finance Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 26, 2023).

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022; and (v) Notes to Unaudited Financial Statements.

104	Cover Page Interactive Data File, formatted in XBRL (included in Exhibit 101).

*Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits or schedules upon request by the U.S. Securities and Exchange Commission.

# Certain confidential portions to this exhibit have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of the unredacted exhibit to the SEC upon request.

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

Avalo Therapeutics, Inc.

Date: November 9, 2023	/s/ Christopher Sullivan
Christopher Sullivan
Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer)