Form 10-K
period 2023-12-31
Avalo Therapeutics, Inc.
filed 2024-03-29
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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

The aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant as of June 30, 2023 (which is the last business day of the registrant's most recently completed second fiscal quarter) based upon the closing market price of such stock on the Nasdaq Capital Market on that date was approximately $4.8 million. Shares of common stock held by each officer and directors and by each person known to be the registrant who owned 10% or more of the outstanding common stock have been excluded in that such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2024, there were 1,034,130 outstanding shares of the registrant’s common stock, par value $0.001 per share.

i

PART I

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This report and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “projects,” “may,” “might,” “will,” “could,” “would,” “should,” “continue,” “seeks,” “aims,” “predicts,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “potential,” “pro forma” or other similar words (including their use in the negative), or by discussions of future matters such as: the future financial and operational outlook; the development of product candidates; and other statements that are not historical. These statements include but are not limited to statements under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the caption “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and cause our results to differ materially from those expressed or implied by our forward-looking statements. If any of these events occurs, the trading price of our common stock and the price or value of our other securities could decline and you could lose all or a part of the value of your investment in our Company.

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

ii

SUMMARY OF PRINCIPAL RISK FACTORS

This summary briefly states the principal risks and uncertainties facing our business that could affect our securities, which are only a select portion of those risks. A more complete statement of those risks and uncertainties is set forth under Part I, Item 1A “Risk Factors” of this annual report. This summary is qualified in its entirety by that more complete statement. You should carefully read the entire “Risk Factors” section when considering the risks and uncertainties as part of your evaluation of our business and your investment in our company.

•We recently acquired AVTX-009, a product candidate with which we have no prior experience and that we intend to make our primary focus in the near-term. We may not be able to successfully develop AVTX-009 and realize the benefits that we believe it offers. Further, our near-term focus on AVTX-009 may negatively impact the planned development of our other product candidates.

•We may encounter difficulties in managing our growth, including the focus on AVTX-009 and resources necessary for its development, and expanding our operations successfully.

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

•Our product candidates that we intend to commercialize are in early to mid-stages of development. If we do not successfully complete nonclinical testing and clinical development of our product candidates or experience significant delays in doing so, our business may be materially harmed. Our near-term focus and reliance on AVTX-009 increases the risk of such exposure.

•We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success. Our near-term focus and reliance on AVTX-009 increases the risk of such exposure.

•The marketing approval processes of the United States Food and Drug Administration (the “FDA”) and comparable foreign regulatory authorities are lengthy, time‑consuming, costly and inherently unpredictable. Our inability to obtain regulatory approval for our product candidates would substantially harm our business.

•We rely on third parties to conduct and monitor our clinical trials. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we might not obtain marketing approval for or commercialize our product candidates in a timely manner or at all.

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

•We expect to need additional capital in the future for the continued development of our product candidates and for our long-term operations, which might not be available to us on acceptable terms, or at all. Failure to obtain any necessary capital will force us to delay, limit or terminate our product development efforts or cease our operations.

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
iii

PART I

Item 1. Business.

Overview

Avalo Therapeutics, Inc. (the “Company”, “Avalo” or “we”) is a clinical stage biotechnology company focused on the treatment of immune dysregulation. Avalo’s lead asset is AVTX-009, an anti-IL-1β monoclonal antibody (“mAb”), targeting inflammatory diseases. Avalo’s pipeline also includes quisovalimab (anti-LIGHT mAb) and AVTX-008 (BTLA agonist fusion protein).

Avalo was incorporated in Delaware and commenced operation in 2011, and completed its initial public offering in October 2015.

Our Strategy

Our strategy for increasing stockholder value includes:

•Advancing our pipeline of compounds through development to regulatory approval;
•Developing the go-to-market strategy to quickly and effectively market, launch, and distribute each of our compounds that receive regulatory approval;
•Opportunistically out-licensing rights to indications or geographies; and
•Acquiring or in-licensing rights to targeted, complementary differentiated preclincal and clinical stage compounds.

Pipeline — Overview, Competition, and Intellectual Property

AVTX-009: Anti-IL-1β monoclonal antibody (“mAb”) targeting inflammatory diseases.

Overview: AVTX-009 is a humanized monoclonal antibody (IgG4) that binds to interleukin-1β (“IL-1β”) with high affinity and neutralizes its activity. IL-1β is a central driver in the inflammatory process. Overproduction or dysregulation of IL-1β is implicated in many autoimmune and inflammatory diseases. IL-1β is a major, validated target for therapeutic intervention. There is evidence that inhibition of IL-1β could be effective in HS and a variety of inflammatory diseases in dermatology, gastroenterology, and rheumatology.

Competition: As of the date of this report, and to our knowledge, AVTX-009 is one of three anti-IL-1β antibodies in clinical development worldwide. Currently, worldwide there are two drugs approved for hidradenitis suppurativa (“HS”).

License: AVTX-009 is being developed through a world-wide exclusive license from Eli Lilly and Company (“Lilly”) (the “Lilly License Agreement”). Avalo obtained the rights to AVTX-009, including the world-wide exclusive license from Lilly, pursuant to its acquisition of AlmataBio, Inc. (“AlmataBio”) in the first quarter of 2024 (the “Almata Transaction”). AlmataBio had previously purchased the rights, title and interest in the asset from Leap Therapeutics, Inc. (“Leap”) in 2023.

Avalo is required to pay up to $70 million based on the achievement of specified development and regulatory milestones. Upon commercialization, the Company is required to pay sales-based milestones aggregating up to $720 million. Additionally, Avalo is required to pay royalties during a country-by-country royalty term equal to a mid-single digit-to-low double digit of Avalo or its sublicensees’ annual net sales.

Pursuant to the Almata Transaction, the Company will make a cash payment of $7.5 million due to the former AlmataBio stockholders upon the initial closing of the private placement investment, which closed on March 28, 2024. Further, a portion of the consideration for the Almata Transaction includes development milestones to the former AlmataBio stockholders including $5 million due upon the first patient dosed in a Phase 2 trial in patients with hidradenitis suppurativa for AVTX-009 and $15 million due upon the first patient dosed in a Phase 3 trial for AVTX-009, both of which are payable in cash or stock of Avalo (or a combination thereof) at the election of the former AlmataBio stockholders.

Avalo is responsible for the development and commercialization of the AVTX-009 program.

Market, Data, and Patent Exclusivity: If we receive marketing approval, we expect to receive biologics data exclusivity in the United States, which may provide twelve years of data exclusivity in the United States from the date of FDA approval.

Quisovalimab (AVTX-002): Anti-LIGHT mAb targeting immune-inflammatory diseases.

Overview: Quisovalimab is a fully human mAb, directed against human LIGHT (Lymphotoxin-like, exhibits Inducible expression, and competes with HSV Glycoprotein D for Herpesvirus Entry Mediator (“HVEM”), a receptor expressed by T lymphocytes; also referred to as TNFSF14). There is increasing evidence that the dysregulation of the LIGHT-signaling network which includes LIGHT, its receptor HVEM and LTβR and the downstream checkpoint BTLA, is a disease-driving mechanism in autoimmune and inflammatory reactions in barrier organs. Therefore, Avalo believes reducing LIGHT levels can moderate immune dysregulation in many acute and chronic inflammatory disorders.

•Quisovalimab has shown a rapid and sustained reduction of LIGHT levels, as well as a favorable safety and tolerability profile, in all indications studied including COVID-19 acute respiratory distress syndrome (“ARDS”), Crohn’s Disease and non-eosinophilic asthma (“NEA”).

•Quisovalimab was statistically significant in reducing respiratory failure and mortality in patients hospitalized with COVID-19 ARDS. Quisovalimab also demonstrated positive trends in an open-label study of Crohn’s Disease.

•A post-hoc analysis of the Company’s Phase 2 randomized, double-blind placebo-controlled trial in patients with poorly controlled NEA showed a sub-population of NEA patients with baseline LIGHT levels of over 125 pg/mL, which represented over 50% of patients, and had an approximate 50% reduction in asthma-related events for patients treated with quisovalimab compared to placebo.

•Avalo is conducting a strategic review of the quisovalimab program.

Competition: As of the date of this report, and to our knowledge, quisovalimab is the only anti-LIGHT mAb in clinical development in the United States.

License: On March 25, 2021, the Company entered into a license agreement with Kyowa Kirin Co., Ltd. (“KKC”) for exclusive worldwide rights to develop, manufacture and commercialize quisovalimab for all indications (the “KKC License Agreement”). The KKC License Agreement replaced the Amended and Restated Clinical Development and Option Agreement between the Company and KKC dated May 28, 2020.

Under the KKC License Agreement, the Company paid KKC an upfront license fee of $10 million. Avalo is also required to pay KKC up to an aggregate of $112.5 million based on the achievement of specified development and regulatory milestones. Upon commercialization, the Company is required to make milestone payments to KKC aggregating up to $75 million tied to the achievement of annual net sales targets.

Additionally, the Company is required to pay KKC royalties during a country-by-country royalty term equal to a mid-teen percentage of annual net sales. The Company is required to pay KKC a double-digit percentage (less than 30%) of the payments that the Company receives from sublicensing its rights under the KKC License Agreement, subject to certain exclusions. Avalo is responsible for the development and commercialization of quisovalimab in all indications worldwide (other than the option in the KKC License Agreement that, upon exercise by KKC, allows KKC to develop, manufacture and commercialize quisovalimab in Japan). In addition to the KKC License Agreement, Avalo is responsible for making additional royalty payments upon commercialization of up to an amount of less than 10% of net sales.

Market, Data, and Patent Exclusivity: If we receive marketing approval, we expect to receive biologics data exclusivity in the United States, which would provide twelve years of data exclusivity in the United States from the date of FDA approval. Additionally, patents exclusively licensed from KKC may provide exclusivity in the United States through 2028 absent any extension, and additional patent applications filed by us covering certain methods of using quisovalimab, if issued and properly maintained, should provide additional exclusivity in certain indications through 2043, absent any extension.

AVTX-008: Fully human B and T Lymphocyte Attenuator agonist fusion protein targeting immune dysregulation disorders.

Overview: AVTX-008 is a fully human B and T Lymphocyte Attenuator (“BTLA”) agonist fusion protein.

•AVTX-008 is uniquely positioned as a fusion protein with high-binding affinity and serum stability. AVTX-008 is differentiated by having specific binding to BTLA, with no binding to LIGHT or CD160.

•Avalo is conducting a strategic review of the AVTX-008 program.
Competition: As of the date of this report, and to our knowledge, worldwide there are a total of five BTLA agonist antibodies in clinical development for the treatment of autoimmune diseases.

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

Market, Data, and Patent Exclusivity: If we receive marketing approval, we expect to receive biologics data exclusivity in the United States, which may provide twelve years of data exclusivity in the United States from the date of FDA approval. Additionally, patents exclusively licensed from Sanford Burnham Prebys may provide exclusivity in the United States through 2036 absent any extension.

Legacy Programs

We are not currently pursuing the development of the following programs and are exploring strategic alternatives:

AVTX-006: AVTX-006 is a dual mTORc1/c2 small molecule inhibitor for the treatment of complex lymphatic malformations.

AVTX-913: AVTX-913 is a nucleotide prodrug for the treatment of a mitochondrial disorder and is a preclinical asset.

Intellectual Property Overview

Our success depends in part on our ability to obtain and maintain proprietary protection for the technology and know-how upon which our product candidates are based, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights.

We hold ownership, trademark rights and/or exclusivity to develop and commercialize our product candidates covered by patents and patent applications. Our portfolio of patents includes patents or patent applications with claims directed to compositions of matter, including compounds, pharmaceutical formulations, methods of use, methods of manufacturing the compounds, or a combination of these claims. Depending upon the timing, duration and specifics of FDA approval of the use of a compound for a specific indication, some of our U.S. patents may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. Similar extensions to patent term may be available in other countries for particular patents in our portfolio.

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

Intellectual property for specific pipeline assets, if applicable, are discussed above within the “Pipeline - Overview, Competition and Intellectual Property” section.

Competition Overview

We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, both in the United States and abroad. We compete, or will compete, with existing and new products being developed by our competitors. Some of these competitors are pursuing the development of pharmaceuticals that target the same diseases and conditions that our research and development programs target or might target. Some of these competitors also have greater resources and more experience than we do in research and development development and marketing.

Competition for specific pipeline assets is discussed above within the “Pipeline Assets” section.

Manufacturing

We do not have any manufacturing facilities. We rely on contract manufacturing organizations to produce our drug candidates in accordance with applicable provisions of the FDA’s and EMA’s current good manufacturing practices (“cGMP”) regulations for use in our clinical studies. The manufacture of pharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control.

Sales and Marketing

For our clinical stage assets, we may retain or partner in the United States with third parties on the commercialization rights and develop sales and marketing capabilities, when needed. If we develop our own United States sales force we may complement it with co‑promotion agreements with partners in and outside of the United States. We may also seek to commercialize any of our approved products outside of the United States and may do so either through an expansion of our sales force or through collaboration with third parties.

Overall Competitive Climate and Risks

Competitors may have a variety of drugs in development or awaiting FDA approval that could reach the market and become established before we have an approved product to sell. Our competitors may also develop alternative therapies that could limit the market for any approved drugs that we may develop. Many of our competitors are using technologies or methods different or similar to ours to identify and validate drug targets and to discover novel small compound drugs. Many of our competitors and their collaborators may have significantly greater experience than we do in the following:

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

Many of our competitors have products that have been approved or are in advanced development. We face competition from other companies, academic institutions, governmental agencies and other public and private research organizations for collaborative arrangements with pharmaceutical and biotechnology companies, in recruiting and retaining highly qualified scientific and management personnel and for licenses to additional technologies. Our competitors, either alone or with their collaborators, may succeed in developing technologies or drugs that are more effective, safer, and more affordable or more easily administered than our product candidates and may achieve patent protection or commercialize drugs sooner than us. Developments by others may render our product candidates or our technologies obsolete. Our failure to compete effectively could have a material adverse effect on our business.

Government Regulation and Product Approval

Government authorities in the United States and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, packaging, storage, recordkeeping, labeling, advertising, promoting, distributing, marketing, importing and exporting, pricing, and government contracting related to pharmaceutical products such as those we are developing.

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. The process of obtaining marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, or other actions, such as the FDA’s delay in review of or refusal to approve a pending new drug application (“NDA”) or biologics license application (“BLA”), withdrawal of an approval, imposition of a clinical hold or study termination, issuance of Warning Letters or Untitled Letters, mandated modifications to promotional materials or issuance of corrective information, requests for product recalls, consent decrees, corporate integrity agreements, deferred prosecution agreements, product seizures or detentions, refusal to allow product import or export, total or partial suspension, restriction, or imposition of other requirements relating to production or distribution, injunctions, consent decrees, fines, debarment from government contracts and refusal of future orders under existing contracts, exclusion from participation in federal and state healthcare programs, FDA debarment, restitution, disgorgement or civil or criminal penalties, including fines and imprisonment.

FDA Marketing Approval

Obtaining FDA marketing approval for new products may take many years and require the expenditure of substantial financial resources. For the FDA to determine that a product is safe and effective for the proposed indication, the product must first undergo testing in animals (nonclinical studies). The data generated from nonclinical studies is used to support the filing of an investigational new drug application (“IND”) under which human studies are conducted. Human testing is generally conducted under an IND in three phases following Good Clinical Practices (“GCP”) regulations:

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

In addition to human testing, the manufacturing process of the potential product must be developed in accordance with cGMP regulations. Prior to the approval of a new product, the FDA may inspect the facilities at which the proposed drug product is to be manufactured to ensure cGMP compliance. FDA may also inspect clinical trial sites and applicable laboratories.

In addition to the cumulative safety and efficacy data generated from the clinical trials described above, chemistry, manufacturing and control (“CMC”) information, nonclinical study data and proposed labeling form the basis to support approval of a NDA or BLA to the FDA. The preparation of a NDA or BLA requires the expenditure of substantial funds and the commitment of substantial resources. Additionally, at the time of a NDA or BLA submission a user fee is required to be paid unless the product has orphan drug designation (“ODD”). The FDA conducts a preliminary administrative review upon receipt of the NDA or BLA submission and decides whether to accept the NDA or BLA submission. If the application is not accepted for review by the FDA, the Sponsor of the application must resolve the deficiencies and re-submit the application, re-starting the review clock.

After evaluating the NDA or BLA and all related information, including if there is an advisory committee recommendation, and inspection reports regarding the manufacturing or laboratory facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter (“CRL”). A CRL generally contains a statement of specific conditions that must be met to secure final approval of the NDA or BLA and may require additional clinical or nonclinical studies, or other information, in order for FDA approval. Even with submission of this additional information, the FDA may decide that the NDA or BLA does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

The development and approval of new drugs requires substantial time, effort and financial resources. Data obtained from a development program is not always conclusive and may be susceptible to varying interpretations. These instances may delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing any approved product candidates. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the approved product.

FDA Post‑Approval Considerations

Drugs manufactured or distributed pursuant to FDA approval are subject to continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, manufacturing, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product and drug shortages. During the approval process, the FDA and the sponsor may agree that specific studies or clinical trials should be conducted as post-marketing commitments, but they are not required by statute or regulation. The FDA may also impose post-marketing requirements as a condition of approval of an NDA or BLA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials and surveillance, to further assess and monitor the product’s safety and effectiveness after commercialization. Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product becomes available in the market.

After approval, most changes to the approved product, such as manufacturing changes and adding new indications or other labeling claims, are subject to FDA review and approval. There are also annual user fee requirements for any marketed product and new application fees for supplemental applications with clinical data. Additionally, the FDA strictly regulates the labeling, advertising and promotion of products under an approved NDA or BLA. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that improperly markets or promotes off‑label uses may be subject to significant liability, including criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, debarment from government contracts, refusal of future orders under existing contracts and mandatory compliance programs under corporate integrity agreements or deferred prosecution agreements.

Other Regulations of the Healthcare Industry

In addition to FDA regulations governing the marketing of pharmaceutical products, there are various state and federal laws that may restrict business practices in the biopharmaceutical industry. These include the following:

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
•Other Medicare laws, regulations, rules, manual provisions and policies that prescribe the requirements for coverage and payment for pharmaceutical products and services, including the amount of such payment;
•The federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;
•The Foreign Corrupt Practices Act (“FCPA”), which prohibits certain payments made to foreign government officials; and
•State and foreign law equivalents of the foregoing and state laws regarding pharmaceutical company marketing compliance, reporting and disclosure obligations.

If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations.

To the extent that any of our product candidates are approved for sale in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post‑marketing requirements, including safety surveillance, anti‑fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Coverage and Reimbursement

Our ability to commercialize and, the commercial success of, any approved product candidates will depend in part on the extent to which governmental authorities, private health insurers and other third‑party payers provide coverage for and establish adequate reimbursement levels for our therapeutic product candidates. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third‑party payers are increasingly imposing more stringent requirements and restrictions on coverage, attempting to limit reimbursement levels or regulate the price of drugs and other medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. For example, in the United States, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. Federal programs also impose price controls through mandatory ceiling prices on purchases by federal agencies and federally funded hospitals and clinics and mandatory rebates on retail pharmacy prescriptions paid by Medicaid and Tricare. These restrictions and limitations influence the purchase of healthcare services and products. Legislative proposals to reform healthcare or reduce costs under government programs may result in lower reimbursement for our product candidates or exclusion of our product candidates from coverage. Moreover, the Medicare and Medicaid programs increasingly are used as models for how private payers and other governmental payers develop their coverage and reimbursement policies.

In addition, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect any future product sales and our results of operations. These pressures can arise from rules and practices of managed care groups, competition within therapeutic classes, availability of generic equivalents, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, coverage and reimbursement policies and pricing in general. The cost containment measures that healthcare payers and providers are instituting and any healthcare reform implemented in the future could significantly reduce our revenues from the sale of any approved products. We cannot provide any assurances that we will be able to obtain and maintain third‑party coverage or adequate reimbursement for our approved products in whole or in part.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”), substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Since its passage, there have been significant ongoing efforts to modify or eliminate the ACA.

The Trump administration pushed for modifications to the ACA. In addition, the Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended (the “IRC”), commonly referred to as the individual mandate. While the Biden administration has rolled back many of the executive orders issued by former President Trump and has stated that it intends to build on the ACA and to expand coverage thereunder, ongoing repeal and reform efforts impacting the ACA and the healthcare sector more broadly are likely.

Other legislative changes have been proposed and adopted since passage of the ACA. These have, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers.

Further legislative and regulatory changes under the ACA remain possible. The Biden administration has signaled that it plans to build on the ACA and has expanded the number of people who are eligible for subsidies under it. The Inflation Reduction Act of 2022, enacted on August 16, 2022, includes several provisions to lower prescription drug costs for Medicare patients and reduce drug spending by the federal government. Pursuant to this, the CMS announced in August 2023 that it had selected the first ten drugs covered under Medicare Part D for negotiation. It is unknown what this negotiation will yield or what form any future changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry. In addition, the Affordable Care Act has also been subject to challenges in the courts, which remain ongoing.

Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives as well. In addition, at the state level, legislatures have passed and implemented, and may in the future pass and implement legislation and regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional federal, state and foreign healthcare reform measures could be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

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

Hatch‑Waxman Non‑Patent Exclusivity

Market and data exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications for competing products. The FDCA provides a five‑year period of non‑patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a NCE. A drug is a NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non‑infringement.

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

Approval of Biosimilars and Biologic Exclusivity

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which was enacted as part of the ACA, created an abbreviated approval pathway for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-licensed reference biological product via an approved BLA. Biosimilarity to an approved reference product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity is demonstrated in steps beginning with rigorous analytical studies or “fingerprinting”, in vitro studies, in vivo animal studies, and generally at least one clinical study, absent a waiver from the Secretary of Health and Human Services. The biosimilarity exercise tests the hypothesis that the investigational product and the reference product are the same. If at any point in the stepwise biosimilarity process a significant difference is observed, then the products are not biosimilar, and the product will have to developed and approved using a traditional NDA or BLA. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, can pose significant hurdles to implementation.

Upon approval of a BLA, the biologic is listed by the FDA in its Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Purple Book, along with the date it was licensed; whether the FDA has determined that the licensed biological product is biosimilar to or interchangeable with a reference biological product (an already-licensed FDA biological product) and the date of expiration of applicable exclusivity. Under the BPCIA, a reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product. This 12-year period includes 4 years before the FDA may accept for filing an application for a biologic that references a branded (reference) product.

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

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding drug development, approval and commercialization. The approval process varies by country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. The processes for obtaining marketing approvals in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

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

•Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one European Union Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other European Union countries in a procedure whereby the countries agree to recognize the validity of the original, national marketing authorization.

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

Former Commercially Marketed Product

Prior to October 2023, we had one commercially marketed product, Millipred®. We considered Millipred® a non-core asset. Our supply and license agreement for Millipred® ended on September 30, 2023.

Millipred® is an oral prednisolone indicated across a wide variety of inflammatory conditions and indications. Prednisolone is a man-made form of a natural substance (corticosteroid hormone) made by the adrenal gland. It is used to treat conditions such as arthritis, blood disorders, immune system disorders, skin and eye conditions, respiratory disorders, cancer, and severe allergies. Prednisolone decreases an individual's immune response to various diseases to reduce symptoms such as pain, swelling and allergic-type reactions. Millipred® primarily competed in the generic prednisolone market. Millipred® utilized the proprietary double taste-masking technology which provided a pleasant grape taste with no bitterness, which made the product easier to administer to children.

Employees and Human Capital Management

As of December 31, 2023, we had nineteen employees, all of whom are full-time. Eleven of our employees are primarily engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

We believe that our future success largely depends upon our ability to attract and retain highly skilled and qualified personnel. We believe that we provide our employees with competitive salaries and bonuses, opportunities for equity ownership, and an employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. We value diversity and inclusiveness at all levels.

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

Item 1A. Risk Factors.

You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other public filings, in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price and value of our securities would likely decline.

Risks Related to Our Financial Position and Capital Needs

We expect to require additional capital in the future to continue to fund our operations and to finance the further advancement of our product candidates, which might not be available to us on acceptable terms, or at all. Failure to obtain any necessary capital could force us to delay, limit or terminate our product development efforts or cease our operations.

At December 31, 2023, we had $7.4 million in cash and cash equivalents and $4.6 million in current liabilities. In March 2024, we closed a private placement financing for up to $185 million in gross proceeds, including initial upfront gross investment of $115.6 million. Avalo estimates upfront net proceeds of approximately $105 million after deducting estimated transaction fees and expenses from both the private placement financing and the acquisition of AlmataBio. The Company could receive an additional $69.4 million of gross proceeds upon the exercise of warrants issued in the financing. Accordingly, as of the date of this Report, we believe we have sufficient funds to finance our continuing operations beyond the short term to further advance our product candidates. We may not have sufficient funds in the intermediate term and will likely need to raise additional funds prior to any phase 3 development of our product candidates.

As a research and development company, our operations have consumed substantial amounts of cash since inception. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time‑consuming, expensive and uncertain process that takes years to complete, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our current product candidates through or into clinical trials. Circumstances may cause us to consume or require capital more rapidly than we currently anticipate. As an example, our cash position in the past has caused us to prioritize product candidates for development, out-license certain product candidates and to defer the development of other candidates. We will need to raise additional funds or otherwise obtain funding through collaborations to complete the development of any of our product candidates and to continue our operations.

Additional fundraising efforts may divert our management from our day‑to‑day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Furthermore, our ability to raise capital on a timely basis through the issuance and sale of equity securities might be limited by Nasdaq’s listing rules on transactions that do not qualify as “public offerings” (as defined in Nasdaq listing rules), which might require us to obtain stockholder approval prior to the issuance of common stock (or securities convertible into or exercisable for common stock) at a price per share that is less than the “Minimum Price” if the issuance would equal 20% or more of our common stock outstanding before the issuance.

We might never progress to the point where we have commercially successful product sales or other revenue sufficient to sustain operations. Accordingly, we may seek to raise needed funds through public or private equity offerings, debt financings, credit facilities, partnering or other corporate collaborations and licensing arrangements. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products and technologies, and otherwise respond to competitive pressures could be significantly delayed or limited, and we might need to downsize or halt our operations.

If we do not raise additional capital when required or on acceptable terms, we may need to:

•Significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or cease operations altogether;
•Seek strategic alliances for research and development programs at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or
•Relinquish, or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize ourself.

Our future funding requirements, both short and long term, will depend on many factors, including:

•The initiation, progress, timing, costs and results of preclinical and clinical studies for our product candidates and any future product candidates we may develop;

•The level of research and development investment required to develop product candidates;
•The rate and level of patient recruitment into clinical trials;
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
•The cost to establish, maintain, expand and defend the scope of our intellectual property portfolio and patent claims, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;
•The effect of competing technological and market developments;
•The cost and timing of selecting, auditing and potentially validating a manufacturing site for commercial‑scale manufacturing; and
•The cost of future commercialization activities including, developing our sales, marketing. manufacturing and distribution capabilities to accommodate any of our product candidates for which we receive marketing approval and that we determine to commercialize ourselves or in collaboration with our partners;
•Market acceptance of any approved product candidates;
•The effect of competing product and market developments;
•The ability and willingness to enter into new agreements with strategic partners, and the terms of these agreements; and
•The costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies.

We have incurred significant net losses in most periods since our inception and we expect to continue to incur net losses in the future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate an adequate effect or acceptable safety profile, gain marketing approval and become commercially viable. Historically, we have financed our operations primarily through public and private equity offerings. We incurred a net loss of $31.5 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $335.1 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development program and from general and administrative costs associated with our operations.

We expect to continue to incur losses in the future and we might never achieve profitability on an annual basis. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our future profitability will depend, in part, on the rate of future growth of our expenses as we develop our product candidates and our ability to obtain approval of one or more of our product candidates to generate revenues. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We face risks associated with short-term liquid investments.

In March 2024, we closed a private placement financing for up to $185 million in gross proceeds, including initial upfront gross investment of $115.6 million. Avalo estimates upfront net proceeds of approximately $105 million after deducting estimated transaction fees and expenses from both the private placement financing and the acquisition of AlmataBio. The Company could receive an additional $69.4 million of gross proceeds upon the exercise of warrants issued in the financing. We historically have invested our cash in money market funds and intend to invest in a variety of short-term investments, including money market funds, that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. These types of investments are not insured against loss of principal and there is no guarantee that investments in these funds will be redeemable at par value. Once invested, if we cannot liquidate our investments, or redeem them at par, we could incur losses and experience liquidity issues. A decline in the value of our investments or a delay or suspension of our right to redeem may have a material adverse effect on our results of operations or financial condition.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have a significant amount of gross net operating losses (“NOLs”) for federal and state purposes. The NOLs accumulated through the end of 2017 will begin to expire in 2031. Unused NOLs for the current tax year and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused NOLs generated after December 31, 2017, will not expire and may be carried forward indefinitely but will be only deductible to the extent of 80% of current year taxable income in any given year. In addition, both the deductibility of current and future unused NOL carryovers may be subject to limitation under Sections 382 and 383 of the IRC. Sections 382 and 383 of the IRC subject the future utilization of NOLs and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event of certain ownership changes. In general, an “ownership change” is defined as a greater than 50% change (by value) in equity ownership over a three-year period.

Our operating results fluctuate from quarter to quarter and year to year, making future operating results difficult to predict.

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

In connection with the Aytu Divestiture, as defined in the Notes to our Consolidated Financial Statements, we assigned payment obligations (“TRIS Obligations”) to Aytu under a supply and distribution agreement (the “Karbinal Agreement”) with TRIS Pharma Inc. (“TRIS”), which includes a per-unit royalty make whole payment for each unit sold under an annual minimum sales commitment through 2025. The total future make-whole payments to be made by Aytu are unknown as the amount owed to TRIS is dependent on the number of units sold.

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

We have no approved commercial products.

Our supply and license agreement for our only commercial pharmaceutical product, Millipred®, which the Company considered a non-core asset, expired on September 30, 2023. The product revenue from Millipred® was not sufficient to provide adequate capital for the continued development of our product candidates. With no commercial products, our operations are not expected to produce revenues for the foreseeable future, or at all, which might harm our ability to obtain additional financing and might require us to reduce or discontinue our operations.

Our ability to increase revenue in the future will depend on developing and commercializing our current clinical pipeline of product candidates. Identifying, developing, obtaining regulatory approval and commercializing product candidates are prone to the risks of failure inherent in clinical development. Developing product candidates is expensive, and we expect to spend substantial amounts as we fund our product development. We cannot provide any assurance that we will be able to successfully advance any product candidate through the development process or successfully commercialize any product candidate, or that any such product candidate will be widely accepted in the marketplace or be more effective than other commercially available alternatives. Any failure to develop or commercialize a product candidate in our current clinical pipeline could require us to raise additional financing.

We might not collect the outstanding money owed to us under the Millipred® transition service agreement.

Aytu Bioscience, Inc. (“Aytu”) managed Millipred® commercial operations until August 31, 2021 pursuant to a transition service agreement with us, which included managing the third‑party logistics provider and providing accounting reporting services. Aytu collected cash on behalf of Avalo for revenue generated by sales of Millipred® from the second quarter of 2020 through the third quarter of 2021 and is obligated to transfer the cash generated by such sales. In the third quarter of 2021, Avalo finalized its trade and distribution channel to allow it to control third party distribution and began managing commercial operations at that time. The current transition service agreement allows Aytu to withhold cash of $1,000,000 until December 1, 2024, at which point, the full amount is due to Avalo. Adverse economic conditions or financial difficulties of Aytu could impair its ability to remit such payments or could cause Aytu to delay such payments. If Aytu were unable to meet its obligations, it could consider restructuring under the bankruptcy laws, which might make it difficult for us to collect all or a significant portion of the cash owed to us by Aytu. Our inability to collect the accounts receivable to our revenues generated by Millipred® from Aytu could adversely affect our cash flows, financial condition, and results of operations. As of December 31, 2023, Aytu owed us approximately $0.7 million.

Risks Related to the Discovery and Development of Our Product Candidates

If we fail to completely and successfully integrate the anti-Il-1β mAb asset that we recently acquired, we may not realize the anticipated benefits from that acquisition, and our results of operations would be materially and adversely affected. Further, our near-term focus on AVTX-009 may negatively impact the planned development of our other product candidates.

In March 2024, we acquired a Phase 2-ready anti-Il-1β mAb, which we refer to as AVTX-009, through the acquisition of AlmataBio, Inc. (“AlmataBio”). We intend for AVTX-009 to be the Company’s lead asset. In the near-term, we plan to progress the asset for the treatment of hidradenitis suppurativa, however we could explore additional autoimmune indications. While we have experience with anti-inflammatory product candidates and AVTX-009 is an anti-inflammatory product candidate, AVTX-009 is a new product candidate for us for which we have no prior experience. Our ability to successfully integrate AVTX-009 into our operations may be more difficult, costly or time-consuming than we anticipate, or we may not otherwise realize any of the anticipated benefits of this acquisition. Any of the foregoing could adversely affect our future results of operations or could cause our stock price to decline.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining required approvals from regulatory authorities for the sale of product candidates, we alone, or with a partner, must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials might not predict the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials. Our product candidates will require additional clinical and preclinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply on our own or from a third party, expansion of our commercial organization, and substantial investment and significant marketing efforts before we could generate any revenues from sales of any of those product candidates approved for marketing. We do not know whether the clinical trials we or our partners may conduct will demonstrate adequate efficacy and safety data resulting in regulatory approval enabling us to market any of our product candidates in any particular country. If later stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates would be adversely impacted, which could cause a sharp decline in our stock price and/or lead to insolvency of the Company.

Our product candidates that we intend to commercialize are in early to mid-stages of development. If we do not successfully complete nonclinical testing and clinical development of our product candidates or experience delays in doing so, our business may be materially harmed. Our near-term focus and reliance on AVTX-009 increases the risk of such exposure.

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
•Delays in reaching agreements with the FDA or other regulatory authorities regarding requisite trial design or endpoints sufficient to establish a clinically meaningful benefit of our product candidates given there might not be well-established development paths and outcomes;

•Inability to agree with the FDA or other regulatory authorities on operationally viable endpoints or trial design;
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
•Delays resulting from national or global health or geopolitical situations;
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

Identifying and qualifying subjects to participate in clinical trials of our product candidates, and retaining the subjects once qualified, is critical to our regulatory success. The timing of our clinical trials depends on the speed at which we can recruit appropriate subjects to participate in testing our product candidates as well as completion of required follow‑up periods. If subjects are unwilling to participate in our trials, the timeline for recruiting subjects, conducting trials and obtaining marketing approval of potential products may be delayed.

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
•The design of the clinical trial;
•Doctor, patient and public awareness of the clinical trials;
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

The success of our business has in the past and is expected to continue depend in part upon our ability to identify and validate new therapeutic targets and identify, develop and commercialize therapeutics, which we may develop ourselves, in‑license or acquire from others. Research programs designed to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research efforts may initially show promise in identifying potential therapeutic targets or candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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
•Our product candidates may cause adverse effects in subjects, even after successful initial toxicology studies, or not be tolerable, which may make the product candidates unmarketable;
•Other drugs in the same drug class as our product candidates could develop unforeseen adverse effects that could negatively impact development, approval and/or future sales of our product candidates;
•Our product candidates might not be capable of being produced in commercial quantities at an acceptable cost, or at all;
•Our product candidates might not demonstrate a meaningful benefit to subjects;
•Our potential collaboration partners may change their development profiles or plans for potential product candidates or abandon a therapeutic area or the development of a partnered product candidates; and
•Our reliance on third party clinical trials may cause us to be denied access to clinical results that may be significant to further clinical development.

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

Undesirable side effects caused by our product candidates in clinical trials could cause us or regulatory authorities to issue a clinical hold and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

Should our clinical trials of our product candidates reveal undesirable side effects, we could suspend or terminate our trials or the FDA or other regulatory authorities as well as IRBs or ECs could order us to suspend or cease clinical trials. The FDA or other regulatory authorities could also deny approval of our product candidates for any or all targeted indications or only for a limited indication or patient population or could require label warnings and/or precautions, contraindications, including black box warnings, additional wording regarding adverse reactions, post‑market studies, testing and surveillance programs or other conditions including distribution restrictions or other risk management mechanisms under a risk evaluation and mitigation strategy (“REMS”). Drug‑related side effects could affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

As product candidates are developed through preclinical studies to late‑stage clinical trials towards regulatory approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the optimized materials. Such changes may also require additional testing, FDA or other regulatory authorities’ notification or approval.

Similarly, changes in the location of manufacturing or addition of manufacturing facilities may increase our costs and require additional studies and FDA approval. This may require us to ensure that the new facility meets all applicable regulatory requirements, is adequately validated and qualified, and conduct additional studies of product candidates manufactured at the new location. Any of the above could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay regulatory approval of our product candidates and jeopardize our ability to commence product sales and generate revenue.

Biologic products are highly complex and expensive, and if the third-party manufacturers we contract with are unable to provide quality and timely offerings to our clinical trial sites, our clinical trials might be delayed.

Our product candidates AVTX-009, AVTX-002 and AVTX-008 are biologics. The process of manufacturing biologics and their components is complex, expensive, highly-regulated and subject to multiple risks.

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

Although we are working with third parties to develop reproducible and commercially viable manufacturing processes for our biologic product candidates, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, and timely availability of reagents or raw materials.

We may make changes as we continue to evolve the manufacturing processes for our biologic product candidates for advanced clinical trials and commercialization, and we cannot be sure that even minor changes in these processes will not cause our product candidates to perform differently and affect the results of our ongoing clinical trials, future clinical trials, or the performance of the product once commercialized. In some circumstances, changes in manufacturing operations, including to our protocols, processes, materials or facilities used, may require us to perform additional preclinical or comparability studies, or to collect additional clinical data from patients prior to undertaking additional clinical studies or filing for regulatory approval for a product candidate. These requirements might lead to delays in our clinical development and commercialization plans for our biologic product candidates and might increase our development costs substantially.

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

There are now and could be future numerous approved therapies for treating the conditions our product candidates seek to address and, consequently, competition in these markets is intense. Many of these approved drugs are or may become well-established therapies or products and widely accepted by physicians, patients and third‑party payors. Some of these drugs are or may become branded and subject to patent protection and non‑patent regulatory exclusivity, and others are or may become available on a generic basis.

Insurers and other third‑party payors may also encourage the use of generic products or specific branded products. We expect that any of our product candidates, if approved, would be priced at a significant premium over competitive generic, including branded generic, products, but, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and be commercially successful. This may make it difficult for us to differentiate any approved product candidate from currently approved therapies, which may adversely impact our business strategy. If we are not able to compete effectively against our current and future competitors, our business will not grow, and our financial condition and operations will suffer.

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
•The price of our approved product candidates, including in comparison to branded or generic competitors and relative to alternative treatments;

•Potential or perceived advantages or disadvantages of our approved product candidates over alternative treatments;
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
•The ability to secure favorable managed care formulary positions for our approved product candidates, including federal healthcare program formularies;
•The ability to manufacture commercial quantities of any of our product candidates that receive marketing approval;
•Acceptance of any of our product candidates that receive marketing approval by physicians and other healthcare providers; and
•Potential post‑marketing commitments and post-marketing requirements imposed on an approved product candidate by regulatory authorities, such as patient registries.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, third‑party payors and patients, we might not generate or derive sufficient revenue from that product candidate and might not become or remain profitable.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success. Our near-term focus and reliance on AVTX-009 increases the risk of such exposure.

Given our limited resources, we have prioritized certain product candidates over others at our management’s discretion. We have also de-prioritized development of certain product candidates. We continually evaluate our capital allocation for each product candidate, and, in the future, may de-prioritize or cancel the development of certain product candidates. If the development of our product candidates is unsuccessful or, if successful but the products do not achieve an adequate level of market acceptance, we may no longer have the ability or resources to further develop other product candidates. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications might not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Our intended near-term focus and reliance on AVTX-009 increases the risk of this exposure.

Our intended near-term focus and reliance on AVTX-009 exposes us to risk if AVTX-009 does not perform in clinical trials or receive FDA approval and market acceptance.

We acquired AVTX-009 in March 2024 and intend to focus our resources in the near-term primarily on AVTX-009. Consequently, our future financial condition and results of operations will be primarily dependent on AVTX-009. Any setback for or failure of AVTX-009 during its planned clinical development could cause material delays in and costs to its further development and commercialization. Any such delays or costs could have a material adverse effect on our financial condition and results of operations and could require us to raise more capital, turn to third-party collaborators to continue the development of AVTX-009 or cease operations. In addition, our near-term focus on AVTX-009 may negatively impact the planned development of our other product candidates.

While we believe that we have adequately completed our due diligence on AVTX-009, drug development is unpredictable and we could encounter toxicity, safety, adverse reactions or other concerns with AVTX-009 as we continue its development.

We will need to negotiate clinical trial and clinical supply arrangements with third parties for the development of AVTX-009. If we experience difficulty in those negotiations, it could delay the development of AVTX-009 as well as add to the expected cost of that development. We might not be successful in negotiating such arrangements on acceptable terms or at all.

The development of AVTX-009 will be subject to all of the risks inherent in drug development that we face with our current product candidates. There can be no assurances that we will successfully develop AVTX-009.

Risks Related to Regulatory Approval of Our Product Candidates

The marketing approval processes of the FDA and other regulatory authorities are lengthy, time‑consuming, costly and inherently unpredictable. Our inability to obtain regulatory approval for our product candidates would substantially harm our business.

The time required to develop and to obtain approval from regulatory authorities to market a new drug is unique to each product. It typically takes many years in nonclinical and clinical development and depends upon numerous factors. In addition, regulatory guidance, laws and regulations as well as interactions with regulatory authorities may change the course of development for a product candidate. Further, the type and amount of preclinical and clinical data necessary to gain approval may change during the course of product candidates development and may vary among countries. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval. Submission of an NDA or BLA to the FDA (i.e., for new indications, dosing regimen, etc.) requires an application fee. The filing of an NDA or BLA for any of our product candidates may be delayed due to our lack of financial resources to pay such user fee.

Our product candidates could fail to receive regulatory approval from the FDA or a other regulatory authorities for many reasons, including:

•The FDA or other regulatory authorities may disagree on the design or conduct of our key Phase 2 and pivotal phase 3 clinical trials, including the overall study design, primary and secondary endpoints, number of patients, statistical analysis plan, or our proposed product indication. For instance, the FDA may find that the study designs we are utilizing in a planned clinical trial do not support an adequate and well‑controlled study supportive of approval. The FDA also might not agree with the proposed quality of life scales and other evaluation tools that we may use in a clinical trial to assess the efficacy of a product candidate;
•The FDA or other regulatory authorities may disagree with our development plans, specifically the number of studies and types of studies planned to support approval for each product and indication;
•Our failure to demonstrate to the satisfaction of the FDA or other regulatory authorities that a product candidate is safe and effective for each proposed indication;
•Our clinical trials may fail to meet statistical significance required for a positive study;
•We may fail to demonstrate that a product candidate’s benefits outweigh its risks;
•The FDA or other regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•Data collected from clinical trials of our product candidates may be insufficient to support the submission of a marketing application, other submission or to obtain marketing approval, and the FDA or other regulatory authority may require additional studies to show a product candidate is safe and/or effective;
•We may fail to obtain approval of the manufacturing processes or facilities of third‑party manufacturers with whom we contract for clinical and commercial supplies; or
•There may be changes in precedence, regulatory guidance, laws and regulations that render our preclinical and clinical data insufficient for approval.

The FDA or other regulatory authority may require more information, including additional preclinical or clinical studies to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain approval to market our product candidates, which would significantly harm our business, results of operations and prospects. In addition, even if we were to obtain approval, regulatory authorities may approve any or all of our product candidates for fewer or more limited indications than we request, may require that contraindications, warnings or precautions be included in the product labeling, including a black‑box warning, may grant approval with a requirement of post‑marketing clinical trials or other post‑market requirements, or post-marketing commitments or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Even if we complete the necessary clinical trials, we cannot predict when or if we will obtain marketing approval to commercialize a product candidate or the approval may be for a narrower indication than we expect.

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates demonstrate safety and efficacy in clinical trials, regulatory agencies might not complete their review processes in a timely manner, or we might not be able to obtain marketing approval. Additional delays may result if the FDA or other regulatory authority, or an FDA Advisory Committee recommends non‑approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. Further, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Regulatory authorities may approve a product candidate for fewer or more limited indications than requested, may impose significant limitations in the form of narrow indications, warnings, including black‑box warnings, precautions or contra‑indications with respect to conditions of use, additional adverse reactions information or may grant approval subject to the performance of post‑marketing clinical trials or other post‑marketing requirements, including a REMS. Our drugs, if approved, may be required to carry warnings comparable to this and other class‑wide warnings. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

Even if we obtain marketing approval for a product candidate, we would be subject to ongoing requirements by the FDA and other regulatory authorities governing the manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and annual reporting of safety and other post‑market information. The FDA and other regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or other regulatory authorities become aware of new safety information after approval of any of our product candidates, they may withdraw approval, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post‑approval studies or post‑market surveillance. In addition, any marketing approvals that we obtain for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for potentially costly post‑marketing testing and other requirements, including Phase 4 clinical trials, imposition of a REMS and surveillance to monitor the safety and efficacy of the product candidate.

In addition, manufacturers of drug products and their facilities, including contracted facilities, are subject to periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with the facility where the product is manufactured, we may be subject to reporting obligations and a regulatory agency may impose restrictions on that product, the manufacturing facility, us, or our suppliers, including requesting recalls or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates, our contractors, the manufacturing facilities for our product candidates or others working on our behalf fail to comply with applicable regulatory requirements, either before or after marketing approval, a regulatory agency may:

•Issue Warning Letters, Untitled Letters, or FDA Form 483s, all of which document compliance issues identified by the FDA;
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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA and other federal agencies, state attorneys general and the public. While the FDA does not restrict physicians from prescribing approved drugs for uses outside of the drugs’ approved labeling, known as off‑label use, pharmaceutical manufacturers are strictly prohibited from promoting and marketing their products for such uses. Violations, including promotion of products for off‑label uses, are subject to enforcement letters, inquiries, investigations, civil and criminal sanctions by the government, corporate integrity agreements, deferred prosecution agreements, debarment from government contracts and refusal of future orders under existing contracts, and exclusion from participation in federal healthcare programs. Additionally, other regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States.

In the United States, engaging in the impermissible promotion of any products for off‑label uses can also subject a company to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines, debarment from government contracts and refusal of future orders under existing contracts, deferred prosecution agreements, and corporate integrity agreements with governmental authorities that materially restrict the manner in which a company promotes or distributes drug products. These false claims statutes include the federal civil False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual will share in any fines or settlement funds. If the government does not intervene, the individual may proceed on his or her own. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, such as settlements regarding certain sales practices promoting off‑label drug uses involving significant fines. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations and prospects.

The FDA’s or other regulatory authorities policies may change, and additional government guidance, laws and regulations may be enacted that could prevent, limit or delay marketing approval, and the sale and promotion of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

If we are unable to obtain, or are delayed in obtaining, state regulatory licenses for the distribution of our products, we would not be able to sell our product candidates in such states.

Most states require manufacturer and/or wholesaler licenses for the sale and distribution of drugs into that state. The application process is complicated, time consuming, costly and requires dedicated personnel or a third party to oversee and manage. If we are delayed in obtaining these state licenses, or denied the licenses, even with FDA approval, we would not be able to sell or ship product into that state which would adversely affect our sales and revenues.

We intend to conduct clinical trials for certain of our product candidates at sites outside the United States, and the FDA might not accept data from trials conducted in such locations.

We intend to conduct one or more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to seek approval in the United States and the data must be applicable to the U.S. population and medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any of our clinical trials that we decide to conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time‑consuming and delay or permanently halt our development of the product candidate. In addition, any clinical trials outside of the United States might be subject to delays and risks surrounding geopolitical events.

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

Our continued development of our product candidates will be dependent on receiving positive data that, in our judgment, merits advancing such programs. Even if we are successful in continuing to build and expand our pipeline, the product candidates that we identify might not be suitable for clinical development and commercialization, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. Similarly, even if the FDA accepts our INDs, there is no guarantee that we will be successful in our efforts to advance our product candidates through development, or if approved, to commercialization.

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

If any of our product candidates are approved for commercialization, we may enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we would be subject to additional risks related to entering into international business relationships, including:

•Different regulatory requirements for approval, advertising and promotion of drugs in foreign countries;
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
•Production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•Business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, or pandemics.

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

Our ability to commercialize any product candidates successfully will depend in part on the extent to which coverage and adequate reimbursement for these product candidates will be available from government authorities, private health insurers, health maintenance organizations and other entities. These third‑party payors determine which medications they will cover and establish reimbursement levels, and increasingly attempt to control costs by limiting coverage and the amount of reimbursement for particular medications. Several third‑party payors require drug companies to provide them with predetermined discounts from list prices, and use preferred drug lists to leverage greater discounts in competitive classes. In addition, federal programs impose penalties on drug manufacturers in certain instances, in the form of mandatory additional rebates and/or discounts, which can be substantial, and could impact our ability to raise commercial prices. We cannot be sure that coverage and reimbursement will be available for any product candidate that we commercialize and, if coverage is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or available only to limited levels, we might not successfully commercialize any product candidate for which we obtain marketing approval.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any product candidates that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and related to the commercial sale of any approved products. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our product candidates or any approved product. For example, we may be sued if any product candidate we test or, if approved, sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
•The inability to commercialize any product candidates that we may develop; and
•A decline in our stock price.

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

If, in the future, we are unable to establish sales, marketing and distribution capabilities or enter into licensing or collaboration agreements for these purposes, we might not be successful in commercializing our product candidates.

We do not currently have a sales or marketing infrastructure. To develop our internal sales, distribution and marketing capabilities for product candidates, we will have to invest significant financial and management resources, some of which will be committed prior to any confirmation that any product candidates will be approved. For product candidates for which we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct and monitor our clinical trials. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we might not obtain marketing approval for or commercialize our product candidates in a timely manner or at all.

We rely upon third‑party CROs to monitor and manage data for our clinical programs. We rely on these parties for execution of our clinical trials and, while we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We, our clinical trial sites, and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA that govern clinical trials. Similar requirements are imposed by comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we, any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications, if at all. In addition, we are required to report certain financial interests of our third‑party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by principal investigators who previously served or currently serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services or otherwise receive compensation from us that could be deemed to impact study outcome, proprietary interests in a product candidate, certain company equity interests, or significant payments of other sorts. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, we must conduct our clinical trials with product produced under applicable cGMP requirements for drug manufacturing. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the marketing approval process.

Our CROs and clinical trial site personnel are not our employees, and, except for remedies available to us under our agreements with such CROs and clinical trial sites, we cannot control whether they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. These CROs and clinical trial sites may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If CROs or clinical trial sites do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we might not be able to obtain marketing approval for or successfully commercialize our product candidates or we may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third‑party service providers in the future, our business may be adversely affected.

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

We use third parties to manufacture all of our product candidates. This may increase the risk that we will not have sufficient clinical or commercial quantities of our product candidates or such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of clinical development and commercialization of our product candidates.

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

The facilities used by our contract manufacturers to manufacture our product candidates may be inspected by the FDA after we submit an NDA or BLA and prior to approval thereof. While we are ultimately responsible for the manufacture of our product candidates, other than through our contractual arrangements, we do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for manufacture of both active drug substances and finished drug products for clinical supply and eventually for commercial supply, if we receive regulatory approval. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Failure of our contract manufacturers to comply with the applicable regulatory requirements may also subject us to regulatory enforcement actions. In addition, other than through our contractual agreements, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or other regulatory authorities do not approve these facilities for the manufacture of our product candidates or if approval is withdrawn in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved.

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
•Failure to comply with applicable laws, regulations, guidance and standards, including cGMP and similar foreign standards;
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
•Carrier and import disruptions or increased costs that are beyond our control; and
•Failure to deliver our products under specified storage conditions and in a timely manner.

Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. In addition, the manufacture of biologics requires significant expertise, including the development of advanced manufacturing techniques and process controls. The process is highly complex and we may encounter difficulties in production. These issues may include difficulties with production costs, production yields and quality control, including stability of the product candidate. Further, our product candidates may require new or specialized manufacturing with limited third-party manufacturers available to provide these services. The occurrence of any of these problems could significantly delay our clinical trials or the commercial availability of our product candidates. If our existing third‑party manufacturers, or the third parties that we engage in the future to manufacture a product for commercial sale or for our clinical trials, should cease to continue to do so for any reason, we likely would experience delays in obtaining sufficient quantities of our product candidates for us to advance our clinical trials or to meet commercial demand while we identify and qualify replacement suppliers. If for any reason we are unable to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop and commercialize our product candidates and compete effectively.

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

National and global health or geopolitical situations could have a negative adverse impact on our suppliers, which could impede the development or commercialization of our product candidates.

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
•The terms of our collaboration agreement may restrict us from entering into certain relationships with other third parties, thereby limiting our opportunities; and
•Collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

If we fail to establish and maintain additional development collaborations related to our product candidates:

•The development of certain of our product candidates may be terminated or delayed;
•Our cash expenditures related to development of certain of our product candidates would increase significantly and we may need to seek additional financing, which might not be available on favorable terms, or at all;
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

Our commercial success depends upon our ability, and the ability of our licensors and collaborators, to develop, manufacture, market and sell our product candidates and use our and our licensors’ or collaborators’ proprietary technologies without infringing the proprietary rights of third parties. If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose the ability to continue the development and commercialization of our product candidates or face other penalties under these agreements. We are party to the following agreements for our programs:

•The Lilly License Agreement (related to AVTX-009);
•The Leap Agreement (related to AVTX-009);
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

We are party to license and development agreements with various third parties. For example, for our programs we are party to the Lilly License Agreement, Leap Agreement, KKC License Agreement and the SBP License Agreement. We may be required to make significant payments in connection with our license and development agreements including (but not limited to):

•Under the Lilly License Agreement, we will incur development costs for AVTX-009 and are required to make significant payments in connection with the achievement of specified development and regulatory milestones. Additionally, upon commercialization, we are obligated to pay Lilly sales-based milestones and royalties;
•For AVTX-009, we are subject to additional sales-based milestones payable to Leap Therapeutics, Inc.;
•For AVTX-009, we are subject to additional contingent development milestones payable to the former AlmataBio stockholders;
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

Periodic maintenance and annuity fees on any issued patent are due to be paid to the U.S. Patent and Trademark Office (“USPTO”), and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can often be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non‑compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non‑payment of fees and failure to properly legalize and submit formal documents. If we or our licensors or collaborators fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves technological and legal complexity, and obtaining and enforcing biopharmaceutical patents is costly, time‑consuming, and inherently uncertain. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’ or collaborators’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors’ or collaborators’ ability to obtain new patents or to enforce existing patents and patents we and our licensors or collaborators may obtain in the future. Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents. In addition, the America Invents Act includes the first-to-file provisions, which increases the uncertainties and costs surrounding the prosecution of our or our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents. Future changes in patent law could have a material adverse effect on our business and financial condition.

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

Risks Related to Legal Compliance

Ongoing changes to healthcare laws and regulations may increase the difficulty of and costs associated with commercializing our products and may affect the prices we are paid for those products.

The Healthcare sector is heavily regulated in the United States and abroad. New laws, regulations, judicial decisions and/or payment and coverage policies—or new interpretations of such laws, regulations, decisions or policies—could negatively impact our business, operations, and financial condition. The United States federal government, state governments, and foreign governments have shown significant and increasing interest in cost-containment initiatives intended to limit the growth of healthcare costs, including without limitation price controls, restrictions on reimbursement, requirements for substitution of generic products for branded prescription drugs, prior authorization requirements, and increased copays and cost shares for beneficiaries.

The Patient Protection and Affordable Care Act increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud, waste, abuse and to provide access to increased health coverage.

Since its enactment, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the Affordable Care Act that have resulted in profound changes to the law, and efforts to reform the ACA and healthcare sector are ongoing. For example, the Affordable Care Act’s “individual mandate” was repealed in 2019. In addition, the former president Trump’s administration took executive actions to delay implementation of portions of the Affordable Care Act.

The Biden administration has built on the Affordable Care Act and has worked to expand the number of people who are eligible for subsidies under the law. Also, on January 28, 2021, President Biden issued an Executive Order directing federal agencies to reconsider rules and other policies that limit Americans’ access to health care and to consider actions that will protect and strengthen that access. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules limiting access to healthcare, including without limitation reexamining Medicaid demonstration projects and waiver programs that include work requirements and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. The implementation of the ACA is ongoing, and the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.

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

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products approved for marketing in the United States by the FDA will depend, in part, on the extent to which products are covered by third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, which are separate and apart from the costs required to obtain FDA or other comparable regulatory approvals based on the product’s safety and effectiveness. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

In Europe and other countries outside of the United States, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed to. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. In some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

As stated above, the prices of prescription drugs have been the subject of considerable debate and regulation in the United States and abroad. Recent years have seen several U.S. congressional inquiries into prescription drug pricing, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drugs and related products.

Legislative efforts at cost containment in healthcare programs are ongoing. For example, President Biden signed an Executive Order on July 9, 2021, affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. In addition, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

On August 16, 2022 the Inflation Reduction Act of 2022 was passed, which among other things, allows CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning in 2026 with ten high-cost drugs paid for by Medicare Part D, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The effect of Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug formularies and other health care programs. These measures could reduce the ultimate demand for our product candidates, if approved, and/or may constrain the prices that we are able to charge for such products.

We expect that state and federal healthcare program reform measures will be ongoing, any of which could limit the amounts that we receive for our product candidates, result in reduced demand for our product candidates, if approved.

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

Federal and state health care fraud and abuse laws and regulations apply to the healthcare providers and third-party payors who play a primary role in the recommendation and prescription of drug products. These laws constrain the business or financial arrangements and relationships through which we would market, sell, and distribute our product candidates and will impact, among other things, any of our future sales, marketing and educational programs. There are also laws, regulations, and requirements applicable to the award and performance of federal grants and contracts.

Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.

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

The laws and regulations applicable to our business are complex, changing and often subject to varying interpretations. As a result, we may not be able to adhere to all applicable laws and regulations. Any violation or alleged violation of any of these laws or regulations by us could have a material adverse effect on our business, financial condition, cash flows and results of operations. We may be a party to various lawsuits, demands, claims, qui tam suits, third-party complaints to the FDA, government investigations and audits, of which any could result in, among other things, substantial financial penalties or awards against us, reputational harm, termination of relationships or contracts related to our business, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare and other healthcare programs and possible criminal penalties.

Compliance with these healthcare laws and regulations involves substantial costs. If a company is found to be in violation of any of these laws or any other laws, regulations or other requirements, it may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, restitution exclusion from government funded healthcare programs, corporate integrity agreements, deferred prosecution agreements, debarment from government contracts and grants and refusal of future orders under existing contracts, contractual damages, the curtailment or restructuring of our operations and other consequences.

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

Our success will depend on the retention of our directors and members of our management and leadership team including Dr. Garry A. Neil, Chief Executive Officer and Chairman of the Board, Christopher Sullivan, Chief Financial Officer, Lisa Hegg Ph.D., Senior Vice President of Program Management, Corporate Infrastructure, and Clinical Operations, Colleen Matkowski, Senior Vice President of Global Regulatory Affairs and Quality Assurance, and Dino Miano, Senior Vice President, CMC and Technical Operations, and on our ability to continue to attract and retain highly skilled and qualified personnel. We might face challenges to employee retention and attraction due to our reliance and intended focus on AVTX-009. In addition, from time to time, there may be changes to our executive management team resulting from the hiring or departure of other executives, which could disrupt our business. For example, our executive management changed in February 2022. The loss of one or more of our executive officers or key associates could have a serious adverse effect on our business.

To continue to execute our business strategy, we must be able to attract and retain highly skilled personnel. We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. Our intended reliance on AVTX-009 might make the attraction of personnel who may be concerned with employment exposure due to one principal product candidate more difficult. Additionally, our lack of experience with indications in dermatology might also make the attraction of personnel more difficult. Our industry has experienced a high rate of turnover of management personnel in recent years. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. In addition, our limited financial resources may hinder our ability to attract and retain competent personnel. Many of the other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we have. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than that which we have to offer. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly our ability to implement our business strategy and achieve our business objectives. There can be no assurance that we will retain the services of any of our directors, officers or employees, or attract or retain additional senior managers or skilled employees when and as needed. Furthermore, we do not intend to carry key man insurance with respect to any of such individuals.

We may encounter difficulties in managing our growth, including the focus on AVTX-009 and the resources necessary for its development, and expanding our operations successfully.

In March 2024, we acquired AVTX-009 and intend to focus our business primarily on AVTX-009 in the near future at least. While we have experience with anti-inflammatory product candidates and AVTX-009 is an anti-inflammatory product candidate, we only have recently begun incorporating it into our operations. This could pose challenges to us in developing AVTX-009. In addition, our focus on AVTX-009 could negatively impact the planned development of our other product candidates.

As we seek to advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, administrative, marketing and sales capabilities or contract with third parties to provide these capabilities for us. Considering the recent acquisition of AVTX-009 and our intended focus in at least the near-term on the progression of a phase 2 trial of AVTX-009 in hidradenitis suppurativa and potentially other autoimmune indications, we will need to increase our research and development infrastructure. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Any future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth efficiently and effectively. To that end, we must be able to manage our product development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and sales and marketing personnel. The hiring, training and integration of new employees may be more difficult, costly and/or time‑consuming for us because we have fewer resources than a larger organization. We might not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully developing our product candidates and growing our company.

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

Many of our employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non‑disclosure and non‑competition agreements in connection with such previous employment. We may be subject to claims that we or these employees have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. In addition, we may be subject to claims that former employees, collaborators, or other third parties of ours have an ownership interest in our patents or other intellectual property. While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in obtaining or enforcing such an agreement with each party who in fact develops intellectual property that we regard as our own. We could be subject to ownership disputes arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these claims.

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

The market price of our shares of common stock has been highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. From our initial public offering in October 2015 through December 31, 2023, the per share adjusted closing trading price of our common stock has been as high as $20,777.81 and as low as $8.32 (adjusted for the 1-for-240 reverse stock split that occurred in December 2023). As a result of this volatility, you might not be able to sell your shares of our common stock at a favorable price. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors that could negatively affect or result in fluctuations in the market price of shares of our common stock include:

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

•Announcement or expectation of financing efforts;
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
•Announcements related to litigation;
•Fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors;
•The financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•Changes in financial estimates by any securities analysts who follow our shares of common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our shares of common stock;
•Ratings downgrades by any securities analysts who follow our shares of common stock;
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

In addition, the stock market in general, and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of shares of common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a material adverse impact on the market price of our shares of common stock. When the market price of a stock is volatile, security holders may institute class action litigation against the company that issued the stock. If we become involved in this type of litigation, regardless of the merits or outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Conversion of the outstanding shares of our preferred stock and the exercise of outstanding warrants will dilute the percentage ownership of the holders of our common stock.

Subject to our stockholder approval, the non-voting convertible preferred stock that we issued in March 2024 is automatically convertible upon such approval into an aggregate of approximately 22.4 million shares of our common stock, subject to certain beneficial ownership limitations. We intend to seek such stockholder approval in the near future. In addition, if exercised, the warrants issued in March 2024 could result in the issuance of up to an aggregate of approximately 12.0 million shares of Avalo’s common stock or an equivalent amount (as converted to common stock) of non-voting convertible preferred stock. The conversion and/or issuance of those shares will cause the percentage of voting ownership of our existing stockholders to be significantly diluted, although the economic interest will not change because the value of shares issuable upon conversion was reflected in the purchase price of the preferred stock.

Future sales and issuances of shares of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect to need to raise additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, and expanded research and development activities. To raise capital, we expect to sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by such sales and new investors could gain rights, preferences and privileges senior to our existing stockholders.

We are authorized to grant equity awards, including stock grants and stock options, to our employees, directors and consultants. As of December 31, 2023, there were 450 shares available for future issuance under the Third Amended and Restated 2016 Equity Incentive Plan (the “2016 Amended Plan”). During the term of the 2016 Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, by an amount equal to 4% of the total number of outstanding shares of our common stock on the last trading day in December of the prior calendar year. On January 1, 2024, under these term, an additional 32,070 shares were made available for issuance. In addition, as of December 31, 2023, there were 784 shares available for future issuance under the 2016 Employee Stock Purchase Plan (the “ESPP”). On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP will automatically increase by a number equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 174 shares of our common stock, or (iii) a number of shares of our common stock as determined by our board of directors or compensation committee. On January 1, 2024, under these terms, the number of shares available for issuance under the ESPP increased by 174 shares available for issuance. In connection with the acquisition of AVTX-009, we have agreed to increase the shares available for issuance under the 2016 Amended Plan by 5% as a means to incentivize our management and employees. Future issuances, as well as the possibility of future issuances, under the 2016 Amended Plan or the ESPP or other equity incentive plans could cause the market price of our common stock to decrease.

If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Stock Market, Nasdaq could delist our common stock.

Our common stock is currently listed on The Nasdaq Stock Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, a minimum closing bid price of $1.00 per share, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards. For example, on August 8, 2023, Nasdaq notified us that we failed the $1.00 minimum bid price requirement and the $35 million minimum Market Value of Listed Securities (“MVLS”) requirement. The Company affected a 1-for-240 reverse stock split on December 28, 2023, which has allowed its common stock to trade above $1.00 since December 29, 2023. On January 30, 2024, the Company received written notification from Nasdaq confirming that the Company had regained compliance with the Bid Price Rule. Nasdaq also notified the Company that it is subject to a mandatory panel monitor for a period of one year from January 30, 2024. If, within the one-year monitoring period, Nasdaq finds the Company again out of compliance with the Bid Price Rule, then notwithstanding Nasdaq Rule 5810(c)(2), the Company will not be permitted to provide Nasdaq with a plan of compliance with respect to that deficiency and Nasdaq will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Nasdaq Rule 5810(c)(3). Instead, Nasdaq will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Nasdaq panel assigned to the Company for its recent noncompliance or newly convened hearings panel if the initial panel is unavailable. The Company will have the opportunity to respond to the hearings panel as provided by Nasdaq Rule 5815(d)(4)(C). If the Company fails to satisfy the Nasdaq panel, its securities would be delisted from Nasdaq. There can be no assurance that we will continue to maintain such requirement or remain in compliance with any other Nasdaq listing requirements.

In the event that our common stock is delisted from The Nasdaq Stock Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over‑the‑counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on an exchange.

A delisting would also likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we may take actions to restore our compliance with The Nasdaq Stock Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below The Nasdaq Stock Market minimum bid price requirement or prevent non‑compliance with The Nasdaq Stock Market’s listing requirements.

Low trading volume of our common stock on the Nasdaq Capital Market may increase price volatility.

Our common stock may be subject to price volatility, low trading volume and large spreads in bid and ask prices quoted by market makers. Low trading means that trading in relatively small quantities may easily influence prices of our common stock. Low trading volume could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low trading volume. If large spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. No assurance can be given that a higher volume active market in our common stock will develop or be sustained. If a higher volume active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

We expect to need to raise capital to fund our operations in the future and may do so through the sale of common stock or securities convertible into shares of common stock. Sales of a substantial number of shares of our common stock in the public markets could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. Sales of shares of common stock or common stock equivalents also may be offered in private placements, and these sales also may have a depressive effect on the market for our shares of common stock due to the delayed issuance of these shares into the public market. Further, as additional shares of our common stock become available for resale in the public market, and otherwise, the supply of our common stock will increase, which could decrease its price. We cannot predict the effect that future sales of our common stock or common stock or common stock equivalents would have on the market price of our common stock.

Subject to our stockholder approval, the non-voting convertible preferred stock that we issued in March 2024 is automatically convertible upon such approval into an aggregate of approximately 22.4 million shares of our common stock, subject to certain beneficial ownership limitations. We intend to seek such stockholder approval in the near future. In addition, if exercised, the warrants issued in March 2024 could result in the issuance of up to an aggregate of approximately 12.0 million shares of Avalo’s common stock or an equivalent amount (as converted to common stock) of non-voting convertible preferred stock. We have agreed to register the shares of common stock underlying the non-voting convertible preferred stock and warrants for resale by the investors holding the non-voting convertible preferred stock and warrants. When the registration is effective, the pending sale and the actual sale of those shares of common stock on the open market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our securities prices and trading volume could decline.

The trading market for our securities depends in part on the research and reports that securities or industry analysts publish about us or our business. We currently have limited, and might not sustain, research coverage by securities and industry analysts. If we do not sustain coverage of ourselves, the trading price for our securities would be negatively impacted. If the securities and industry analysts are unable to predict accurately the cost of advancing our pipeline, that could result in our reported costs being different than expectations, which could negatively affect our stock price. If one or more of the analysts who covers us downgrades our securities or publishes inaccurate or unfavorable research about our business, our securities prices would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our securities could decrease, which could cause our securities prices and trading volume to decline.

We have never paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

The continued operation and expansion of our business will require substantial funding. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Consequently, currently stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any gains on their investment. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, research data, our proprietary business information and that of our suppliers, technical information about our product candidates, clinical trial plans and employee records. Similarly, our third-party providers possess certain of our sensitive data and confidential information. The secure maintenance of this information is critical to our operations and business strategy. Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, ransomware, cyber fraud, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, encrypted, lost or stolen. Any such access, inappropriate disclosure of confidential or proprietary information or other loss of information, including our data being breached at third-party providers, could result in legal claims or proceedings, liability or financial loss under laws that protect the privacy of personal information, disruption of our operations or the development of our pipeline assets and damage to our reputation, which could adversely affect our business. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, as a result of cyber-attacks we may inadvertently misappropriate assets that we may not be able to fully recover.

We may be subject to future litigation against us, which could be costly and time‑consuming to defend.

We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our collaborators in connection with commercial disputes, or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, overall financial condition, and operating results. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our stock.

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

We are subject to certain laws and regulations governing the privacy and security of personal information, including regulations pertaining to health information. The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing focus on privacy and data security issues that may affect our business. In the United States, there are numerous federal and state privacy and data security laws and regulations that govern the collection, use, disclosure, and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable laws and regulations, we could be subject to lawsuits, penalties, or sanctions. The HHS Office for Civil Rights, which enforces HIPAA, remains active in its enforcement of the law. Additionally, state attorneys general may bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents. Privacy and data security has become an area of emphasis for some state legislatures. For example, the California Privacy Rights Act, the Colorado Privacy Act, and the Virginia Consumer Data Protection Act were all enacted recently and became operative in 2023. State legislatures may pass additional privacy and data security laws with inconsistent requirements. In addition to the risk associated with enforcement, compliance with and implementation of these evolving laws, rules, and regulations regarding the privacy, security and protection of personal information could result in higher compliance and technology costs for us and present challenges for our business model.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Avalo’s management and Board of Directors recognize the importance of information security and managing cybersecurity risks across the enterprise. We have strategically designed our robust Information Security Program (the “Program”) to assess, identify, and manage these cybersecurity risks, protect the Company from such risks, and respond to, and recover from, cybersecurity incidents.

The Company’s Information Security Working Group (“ISWG”) is actively engaged in managing cybersecurity risks and overseeing the design, implementation, and evaluation of the Program. The purpose of the ISWG is to define cybersecurity risk tolerance, guide implementation of the Program, monitor Program development and effectiveness, and validate investments in cybersecurity measures and infrastructure. Members of the ISWG include: the Chief Financial Officer, the head of the Company’s Human Resource department, the Senior Vice President of Program Management, Corporate Infrastructure, and Clinical Operations, the Senior Vice President of Regulatory and Quality Assurance, and the Company’s head of Information Technology. The group meets quarterly to review the effectiveness of the Program, discuss any new developments and potential improvements to the Program, and evaluate internal and external security-related events to determine how Avalo can take appropriate steps to mitigate such risks.

The Audit Committee (the “Committee”) is primarily responsible for oversight of the Program. The Committee is composed of directors with expertise in technology, audit, finance, and compliance, equipping them to effectively oversee the program. Yingping Zhang serves as our Vice President of Information Technology, and she also helps oversee the implementation and effectiveness of the Program as a member of the ISWG. Ms. Zhang graduated from the University of Pittsburgh with a Master of Science in Electrical Engineering and has over thirty years of experience as an information technology professional. Prior to Avalo, Ms. Zhang worked as an Executive Consultant for Insightful Group, the Vice President of Information Technology at Horizon, and the Vice President of Informational Technology and Information Services at Viela Bio, among other positions within biopharma companies. Ms. Zhang reports to Lisa Hegg, Senior Vice President, Program Management, Corporate Infrastructure, and Clinical Operations. Ms. Hegg provides information technology and cybersecurity reports a necessary at meetings of management’s Disclosure Committee, which is communicated quarterly to the Audit Committee, with greater frequency as necessary. Ms. Zhang regularly informs Ms. Hegg, our Chief Executive Officer (CEO) and other members of the leadership team, about the Program, best practices, current cybersecurity threats, the risk landscape, and mitigation strategies. These reports include the following on an as-needed basis: updates on the Program; assessment of the Program; emerging risks or concerns; policies, procedures, and training; and risk mitigation strategies.

The underlying controls of our Program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF). Ms. Zhang is responsible for developing enterprise-wide cybersecurity strategy, architecture, policies, processes, and controls, and is directly responsible for our cybersecurity program.

We use various tools and methodologies to identify, manage, and test for cybersecurity risk on a regular cadence both at the enterprise level and using third-party service providers. These third parties include cybersecurity managed security service providers (MSSPs), consultants, advisors, and auditors, who we engage to evaluate our controls, whether through penetration testing, independent audits, or consulting on best practices to address new threats or challenges. To ensure we use reputable vendors for our information systems, we review and confirm SOC 1 reports for vendors providing critical business services. For vendors handling Avalo’s clinical and manufacturing information, we employ quality agreements and vendor audits to ensure vendor compliance with our Program and all applicable regulatory requirements. We also engaged internal auditors to conduct a walkthrough of our information technology control environment, test our information technology controls, and report to us any findings. External security service firms monitor the Company’s networks at all times, and Company laptops are patched weekly with up-to-date antivirus and real time threat-monitoring protection. Further, we actively engage with key vendors, industry participants, and law enforcement officials as part of our continuing efforts to evaluate and improve our Program.

Our regular interactions with third-party vendors and suppliers pose a cybersecurity risk that could adversely impact our business or employees. We conduct information security assessments before onboarding and upon detection of an increase in risk profile. In addition, we require providers to meet appropriate security requirements, controls and responsibilities and include additional security and privacy addenda to our contracts where applicable.

Internally, our employees are a key part of our Program. All Avalo employees and contractors are required to participate in annual security awareness training, which includes phishing simulations. Company Employees are also trained on policies of information security and acceptable usage of systems, as well as procedures related to electronic record management, and Avalo regularly reviews and updates user accounts and permissions and ensures that only approved applications are installed on Company devices. The Company manages endpoints centrally and content can be deleted remotely in the event of stolen devices or terminated users.

To date, Avalo has not identified any cyber event or risks from cybersecurity threats that could be considered material, individually or in the aggregate. Notwithstanding our vigilance and our Program, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For further information, refer to Section 1A, Risk Factors, for a discussion of risks related to cybersecurity and technology.

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

Holders

As of March 27, 2024, there were approximately 157 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is set forth in Item 12 of this report is under the section captioned “Equity Compensation Plan Information”.

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

Overview

Avalo Therapeutics, Inc. (the “Company,” “Avalo” or “we”) is a clinical stage biotechnology company focused on the treatment of immune dysregulation. Avalo’s lead asset is AVTX-009, an anti-IL-1β monoclonal antibody (“mAb”), targeting inflammatory diseases. Avalo’s pipeline also includes quisovalimab (anti-LIGHT mAb) and AVTX-008 (BTLA agonist fusion protein).

Our focus in 2023 was completing and delivering topline data from our phase 2 trial evaluating AVTX-002 in poorly controlled non-eosinophilic asthma (the “PEAK Trial”), strengthening our balance sheet to enable us to execute our strategy to progress our immunology drug candidates, and continuing to evaluate new opportunities to augment our immunology pipeline. In the second quarter of 2023, we announced the PEAK Trial did not meet its primary endpoint, however the drug candidate showed strong target engagement in the trial, as well as in previous trials in other acute and chronic inflammatory diseases. In the second half of 2023, we strengthened our balance sheet to pave the way for future growth and innovation. This included raising $46.2 million from equity financings during the year and paying off the remaining $14.3 million of the original $35 million debt owed to Horizon Technology Finance Corporation in September of 2023. Further, we completed the divestiture of our rights, titles, and interests in AVTX-801, AVTX-802 and AVTX-803 (collectively, the “800 Series”) to AUG Therapeutics, LLC, further focusing our pipeline while also maintaining substantial upside for Avalo upon any 800 Series program’s successes, including up to an aggregate of $45 million of contingent milestone payments. Finally, we evaluated new opportunities to augment our immunology pipeline, including identifying and acquiring a new lead asset that targets autoimmune indications, which we acquired in March 2024 through our acquisition of AlmataBio, Inc. (“AlmataBio”). Our new lead asset, AVTX-009, is a Phase 2-ready anti-IL-1β mAb. There is evidence that inhibition of IL-1β could be effective in hidradenitis suppurativa (“HS”) and a variety of inflammatory diseases in dermatology, gastroenterology, and rheumatology. In March 2024, we closed a private placement financing for up to $185 million in gross proceeds, including initial upfront gross investment of $115.6 million. Avalo estimates upfront net proceeds of approximately $105 million after deducting estimated transaction fees and expenses from both the private placement financing and the acquisition of AlmataBio. The Company could receive an additional $69.4 million of gross proceeds upon the exercise of warrants issued in the financing.

Our focus in 2024 is executing operationally on the development of AVTX-009. We intend to pursue the development of AVTX-009 in HS and we expect topline data from a planned Phase 2 trial in 2026. In addition to HS, Avalo intends to pursue AVTX-009 in at least one other chronic inflammatory indication. We expect future research and development expenses and cash used in operating activities to increase in 2024 as a result of our development plans to initiate and progress a Phase 2 trial in HS. Management’s primary evaluation of Avalo’s success is the ability to progress its programs towards commercialization or opportunistically out-licensing rights to indications or geographies. We believe the ability to achieve the anticipated milestones as presented in the section entitled “Business” in Item 1 of this Annual Report on Form 10-K represents our most immediate evaluation points as to the progress of our goal to move the pipeline forward.

2023 Financial Operations Overview

Net loss for the year ended December 31, 2023 decreased $10.1 million as compared to the prior year. The decrease in net loss was primarily attributable to a $26.2 million decrease in operating expenses driven by significantly reduced research and development expenses and selling, general and administrative expenses, partially offset by a decrease of $14.2 million in license and other revenue. The significant reduction of research and development expenses was driven by fewer development programs ongoing during 2023 (due to divestitures in both 2022 and 2023), the AVTX-002 PEAK Trial reading out in June of 2023 with no new trials initiated in the second half of the year, and a reduction of manufacturing costs due to the timing of manufacturing runs. Selling, general and administrative expenses decreased due to a smaller infrastructure to support the focused pipeline, severance in 2022 that did not repeat, as well as cost savings initiatives.

As of December 31, 2023, Avalo had $7.4 million in cash and cash equivalents, representing a $5.8 million decrease compared to December 31, 2022. We raised approximately $46.2 million of net proceeds from equity financings during the year. We fully retired our original $35 million of debt with principal payments of $21.2 million in 2023.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

Product Revenue, net

Net product revenue was $1.4 million for the year ended December 31, 2023, compared to $3.4 million for the year ended December 31, 2022. The $2.0 million decrease was attributable to a decrease in units sold, mainly driven by the planned expiration of our license and supply agreement for our only commercially marketed product, Millipred® on September 30, 2023.

We do not expect future gross product revenue for Millipred®, which the Company considered a non-core asset. However, the Company will continue to monitor estimates for commercial liabilities, such as sales returns. As additional information becomes available, the Company could recognize expense (or benefit) for differences between actuals or updated estimates to the reserves previously recognized.

License and Other Revenue

Avalo recognized $0.5 million of license and other revenue for the year ended December 31, 2023 as a result of the sale of its rights, title and interest in assets relating to the 800 Series to AUG Therapeutics, LLC (“AUG”). In the prior year, Avalo recognized $14.7 million of revenue for the upfront consideration received pursuant to the out-license of AVTX-007.

Cost of Product Sales

Cost of product sales were $1.3 million for the year ended December 31, 2023, as compared to $3.4 million for the year ended December 31, 2022. The decrease was mainly attributable to a decrease in Millipred® units sold, as discussed above. Additionally, for the year ended December 31, 2022, we fully reserved the $1.0 million receivable due from Aytu in December 2024, which was recognized in cost of product sales. As of December 31, 2023, the total receivable balance was approximately $0.7 million and remains fully reserved. We continue to assess collectability of the receivable each reporting period and any change in our assessment of collectability could impact cost of product sales. Refer to Note 3 of the consolidated financial statements for more information.

Avalo’s license and supply agreement for Millipred® expired on September 30, 2023. Therefore, we do not expect material cost of product sales going forward.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022

	(in thousands)
Nonclinical expenses	$1,029	$2,439
Clinical expenses	5,780	12,030
CMC expenses	1,855	8,087
License and milestone expenses	—	—
Internal expenses:
Salaries, benefits and related costs	3,576	7,218
Stock-based compensation expense	1,318	1,249
Other	226	285
	$13,784	$31,308

Research and development expenses decreased $17.5 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. Notably, clinical expenses and chemistry, manufacturing, and control (“CMC”) expenses decreased $6.3 million and $6.2 million, respectively. Such decreases were driven by reduced clinical trial activities and manufacturing for AVTX-002 due to timing of study completion in June of 2023, paired with decreased expenses as a result of the out-license of AVTX-007 in July of 2022 and the divestiture of the 800 Series in the fourth quarter of 2023.

Salaries, benefits and related costs decreased $3.6 million due to severance expense recognized in the first quarter of 2022 from headcount reductions that did not repeat, paired with lower salary costs in 2023 driven by the reduced headcount.

We expect future research and development expenses to increase in 2024 as a result of acquiring AVTX-009 in March 2024 and our associated development plans.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022

	(in thousands)
Salaries, benefits and related costs	$2,003	$6,152
Legal, consulting and other professional expenses	4,852	6,611
Stock-based compensation expense	2,157	6,305
Advertising and marketing expenses	33	76
Other	1,255	1,567
	$10,300	$20,711

Selling, general and administrative expenses decreased $10.4 million for the year ended December 31, 2023, compared to the year ended December 31, 2022 due to severance and stock-based compensation expense recognized in the first quarter of 2022 from headcount reductions, paired with decreased headcount and cost savings initiatives realized in 2023. Notably, we recognized $4.3 million of stock-based compensation expense in 2022 from the acceleration and modification of certain separated employees’ stock options that did not repeat. Additionally, salaries, benefits and related costs decreased $4.1 million due to $2.4 million of severance expense recognized in 2022 from headcount reductions that did not repeat, paired with lower salary costs in 2023 driven by the reduced headcount. Legal, consulting and other professional expenses decreased $1.8 million due to cost savings initiatives.

We do not expect major changes to selling, general and administrative expenses in the near-term given we expect that the majority of operating expense increases from the acquisition and development of AVTX-009 will be focused on research and development activities. However, there could be increases if the development of AVTX-009 requires more supporting general and administrative infrastructure needs than anticipated.

Goodwill Impairment

The Company recognized $3.9 million of goodwill impairment loss for its sole reporting unit for the year ended December 31, 2023 as part of its annual goodwill impairment test performed on the last day of the fiscal year. The Company’s market capitalization decreased 69% from September 30, 2023 to December 31, 2023, which occurred primarily in the second half of the fourth quarter and on December 28, 2023, Avalo effected a reverse stock split of the Company’s common stock. Additionally, cash runway continued to decline in the fourth quarter and, as of December 31, 2023, the Company needed to raise additional funds to execute its strategy.

The impairment loss recognized represents the difference between the reporting unit’s carrying value and its fair value as of December 31, 2023. The fair value of the reporting unit was estimated using the market approach. The Company utilized its closing stock price on the last day of the fiscal year, which is considered a Level 1 input pursuant to ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), to calculate the reporting unit’s fair value. Refer to the “Critical Accounting Estimates and Assumptions” section below and Note 7 to the consolidated financial statements for more information. No expense related to impairment of goodwill or intangible assets was recognized for the year ended December 31, 2022.

In March 2024, the Company acquired its new lead asset, AVTX-009, and closed a private placement for gross proceeds of up to $185 million. These recent developments could impact future goodwill impairment and the Company will continue to monitor whether any impairment indicators are present prior to its next annual impairment test, which could result in the recognition of additional goodwill impairment losses in future periods.

Other Expense, net

The following table summarizes our other expense, net for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022

	(in thousands)
Interest expense, net	(3,417)	(4,170)
Change in fair value of derivative liability	(720)	—
Other expense, net	(42)	(20)
	$(4,179)	$(4,190)

Other expense, net was consistent for the years ended December 31, 2023 and 2022. Interest expense, net decreased by $0.8 million, however, such decrease was fully offset by $0.7 million increase to the fair value of the derivative liability.

Interest expense, net decreased mainly due to the Company fully paying off its loan on September 22, 2023, as compared to incurring a full year of interest expense for the year ended December 31, 2022.

The derivative liability, which is related to the Company’s 2022 sale of its future rights to collect payments to milestones and royalties of certain previously out-licensed assets, is revalued each reporting period with the change in fair value recorded as a gain or loss within other (income) expense, net. The increase in fair value of the derivative liability from December 31, 2022 to December 31, 2023 was mainly due to a reduction in expected timing to reach the milestones primarily due to the passage of time. The derivative liability is based on unobservable inputs estimated by Avalo based on publicly available information of the out-licensed programs. Refer to Note 5 to the consolidated financial statements for more information.

We do not expect to incur future interest expense as a result of the full loan payoff in September of 2023, and therefore expect future other expense, net to decrease.

Income Tax Expense

The following table summarizes our income tax expense for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022

	(in thousands)
Income tax expense	14	28
	$14	$28
The Company recognized minimal income tax expense for the years ended December 31, 2023 and 2022.

Liquidity and Capital Resources, including Capital Expenditure and Cash Requirements

Since inception, we have incurred significant operating and cash losses from operations. We have primarily funded our operations to date through sales of equity securities, out-licensing transactions and sales of assets.

For the year ended December 31, 2023, Avalo generated a net loss of $31.5 million and negative cash flows from operations of $30.7 million. As of December 31, 2023, Avalo had $7.4 million in cash and cash equivalents. For the year ended December 31, 2023, the Company raised approximately $46.2 million of net proceeds from equity offerings. Avalo fully retired its debt in 2023, which included principal payments of $21.2 million.

In March 2024, Avalo acquired AVTX-009, an anti-IL-1β mAb, through its acquisition of AlmataBio Inc. (“AlmataBio”). Additionally, in March 2024, the Company closed a private placement financing for up to $185 million in gross proceeds, including initial upfront gross investment of $115.6 million. Avalo estimates upfront net proceeds of approximately $105 million after deducting estimated transaction fees and expenses from both the private placement financing and the acquisition of AlmataBio. The Company could receive an additional $69.4 million of gross proceeds upon the exercise of warrants issued in the financing. Avalo intends to pursue the development of AVTX-009 in HS. Topline results from a planned Phase 2 trial in HS are expected in 2026 and the upfront funding is expected to fund operations through this data readout and into 2027.

Based on our current operating plans, we expect that our existing cash and cash equivalents are sufficient to fund operations for at least twelve months from the filing date of this Annual Report on Form 10-K. The Company closely monitors its cash and cash equivalents and seeks to balance the level of cash and cash equivalents with our projected needs to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. We may need to satisfy our future cash needs through sales of equity securities under the Company’s ATM program or otherwise, out-licensing transactions, strategic alliances/collaborations, sale of programs, and/or mergers and acquisitions. There can be no assurance that any financing or business development initiatives can be realized by the Company, or if realized, what the terms may be. Further if the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. To the extent that we raise capital through the sale of equity, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders.

Uses of Liquidity

The Company uses cash to primarily fund the ongoing development of our research and development pipeline assets and costs associated with its organizational infrastructure. As of December 31, 2023, Avalo had $7.4 million in cash and cash equivalents, representing a $5.8 million decrease compared to December 31, 2022. We raised approximately $46.2 million of net proceeds from equity financings during the year. We fully retired our original $35 million of debt with principal payments of $21.2 million in 2023, inclusive of the full payoff of the loan in September of 2023. We expect future cash used in operating activities to increase in 2024 as a result of acquiring AVTX-009 in March 2024 and our associated development plans.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(30,680)	$(26,751)
Investing activities	(133)	(95)
Financing activities	25,042	(14,699)
Net decrease in cash and cash equivalents	$(5,771)	$(41,545)

Net cash used in operating activities

Net cash used in operating activities in 2023 consisted primarily of a net loss of $31.5 million and non-cash adjustments to reconcile net loss to net cash used in operating activities including goodwill impairment of $3.9 million, stock-based compensation of $3.5 million, accretion of debt discount of $1.8 million and increase in fair value of the derivative liability of $0.7 million. Accrued expenses and accounts payable decreased an aggregate of $11.5 million from the prior year.

Net cash used in operating activities in 2022 consisted primarily of a net loss of $41.7 million, and non-cash adjustments to reconcile net loss to net cash used in operating activities including stock-based compensation of $7.6 million, accretion of debt discount of $1.4 million, and the full $1.0 million reserve on the receivable due from Aytu in December 2024. Additionally, changes in net liabilities increased by $4.8 million.

We expect future cash used in operating activities to increase in 2024 as a result of acquiring AVTX-009 in March 2024 and our associated development plans.

Net cash used in investing activities

Net cash used in investing activities was minimal for the years ended December 31, 2023 and 2022.

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the year ended December 31, 2023 consisted of net proceeds of $46.2 million from equity financings, partially offset by debt principal payments of $21.2 million, inclusive of the full payoff of the loan in September of 2023. Avalo fully retired its debt and therefore it does not expect future principal payment outflows.

Net cash used in financing activities was $14.7 million for the year ended December 31, 2022 and was driven by Avalo’s $14.8 million principal prepayment under its loan agreement.

Critical Accounting Estimates and Assumptions

In preparing the financial statements, the Company makes estimates and assumptions that have an impact on assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, our estimates and assumptions are reasonable, adhere to U.S. generally accepted accounting principles (“GAAP”) and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise.

While our significant accounting policies are more fully described in Note 2 to the consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe the following accounting policies are critical to the understanding of our financial condition and results.

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

The assumptions we used to determine the fair value of stock options granted to employees and members of the board of directors are as follows:

	Year Ended December 31,
Service-based options	2023			2022
Expected term of options (in years)	5	—	6.25	5	—	6.25
Expected stock price volatility	89.8%	—	146.0%	84.0%	—	93.5%
Risk-free interest rate	3.43%	—	4.13%	1.50%	—	4.25%
Expected annual dividend yield	0%			0%

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

The economic rights sold include (a) rights to a milestone payment of $20.0 million upon the filing and acceptance of an NDA for AVTX-501 pursuant to an agreement with Janssen Pharmaceutics, Inc. (the “AVTX-501 Milestone”) and (b) rights to any future milestone payments and royalties relating to AVTX-007 under a license agreement with Apollo AP43 Limited, including up to $6.25 million of development milestones, up to $67.5 million in sales-based milestones, and royalty payments of a low single digit percentage of annual net sales (which percentage increases to another low single digit percentage if annual net sales exceed a specified threshold) (the “AVTX-007 Milestones and Royalties”). In addition, Avalo waived all its rights to AVTX-611 sales-based payments of up to $20.0 million that were payable by ES (refer to Note 3 of the consolidated financial statements).

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

The fair value of the derivative liability as of the transaction date was approximately $4.8 million, of which $3.5 million was attributable to the AVTX-501 Milestone and $1.3 million was attributable to the AVX-007 Milestones and Royalties. Subsequent to the transaction date, at each reporting period, the derivative liability is remeasured at fair value. As of December 31, 2023, the fair value of the derivative liability was $5.6 million, of which $3.8 million was attributable to the AVTX-501 Milestone and $1.7 million was attributable to the AVTX-007 Milestones and Royalties. For the year ended December 31, 2023, the $0.7 million change in fair value was recognized in other expense, net in the accompanying condensed consolidated statement of operations and comprehensive loss.

The fair value of the AVTX-501 Milestone was primarily driven by an approximate 23% probability of success to reach the milestone in approximately 3.8 years. The fair value of AVTX-007 Milestones and Royalties were primarily driven by approximately 17% probability of success, time to commercialization of approximately 4.8 years, and sales forecasts with peak annual net sales reaching $300 million. As discussed above, these unobservable inputs were estimated by Avalo based on limited publicly available information and therefore could differ from Janssen’s and Apollo’s respective internal development plans. Any changes to these inputs may result in significant changes to the fair value measured. Notably, the probability of success is the largest driver of the fair value and therefore changes to such input would likely result in significant changes to such fair value.

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

Goodwill Impairment

The Company consists of one reporting unit. Management evaluates the reporting unit for impairment on an annual basis in the fourth quarter, or more frequently, if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying amount.

The Company recognized $3.9 million of goodwill impairment loss for the year ended December 31, 2023 as part of its annual goodwill impairment test performed on the last day of the fiscal year. The Company’s market capitalization decreased 69% from September 30, 2023 to December 31, 2023, which occurred primarily in the second half of the fourth quarter and on December 28, 2023, Avalo effected a reverse stock split of the Company’s common stock. Additionally, cash runway continued to decline in the fourth quarter and, as of December 31, 2023, the Company needed to raise additional funds to execute its strategy.

The impairment loss recognized represents the difference between the reporting unit’s carrying value and its fair value as of December 31, 2023. Because the Company consists of one reporting unit, the Company’s carrying value and fair value represent the reporting unit’s carrying value and fair value, respectively. The fair value of the reporting unit was estimated using the market approach. The Company utilized its closing stock price on the last day of the fiscal year, which is considered a Level 1 input pursuant to ASC 820, to calculate the reporting unit’s fair value.

In March 2024, the Company acquired its new lead asset, AVTX-009, and closed a private placement for gross proceeds of up to $185 million. These recent developments could impact future goodwill impairment and the Company will continue to monitor whether any impairment indicators are present prior to its next annual impairment test, which could result in the recognition of additional goodwill impairment losses in future periods.

Off‑Balance Sheet Arrangements

The Company does not have any off‑balance sheet arrangements, as defined by applicable SEC rules and regulations.

Recently Adopted Accounting Pronouncements

For a discussion of new accounting standards, see Note 2 to consolidated financial statements contained in this Annual Report on Form 10-K.

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

Based on their evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2023, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2023.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was effective at a reasonable level of assurance as of December 31, 2023.
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

Item 9B. Other Information.

Amended and Restated Bylaws

On March 26, 2024, the board of directors of Avalo approved the Company’s Fifth Amended and Restated Bylaws, effective immediately upon approval by the board of directors (the “Amended and Restated Bylaws”). The amendment enacted by the Amended and Restated Bylaws amends Article III, Section 13 to provide that holders of Avalo’s Series C, Series D and Series E preferred stock may take action by written consent in accordance with the rights and terms of the respective class of preferred stock.

The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the same, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

Trading Arrangements

During the quarter ended December 31, 2023, none of our directors or officers (as defined in rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

The following table sets forth information of the members of our Board:

Name	Age	Director Since	Position(s) with Avalo
Garry Neil, M.D.	70	June 2022	Chairman of the Board of Directors, President, Chief Executive Officer
June Almenoff, M.D., Ph.D.	67	November 2021	Director
Mitchell Chan	43	December 2021	Director
Jonathan Goldman, M.D.	59	March 2024	Director
Aaron Kantoff	38	March 2024	Director
Gilla Kaplan, Ph.D.	77	October 2020	Director
Magnus Persson, M.D., Ph.D.	63	April 2012	Director
Samantha Truex	53	March 2024	Director

The following is a brief biography of each current director:

Garry Neil, M.D. Dr. Neil has served as the President and Chief Executive Officer of the Company since February 2022. Dr. Neil was appointed to our Board on June 14, 2022 and was appointed Chairman of our Board on August 8, 2022. From March 2020 to February 2022, Dr. Neil served as the Chief Scientific Officer of Avalo. Dr. Neil joined the Company as Chief Medical Officer in February 2020, when Aevi Genomic Medicine, Inc. (“Aevi”) was acquired by the Company (the “Aevi Merger”). Dr. Neil served as Chief Scientific Officer of Aevi from September 2013 until the Aevi Merger closed in February 2020. From September 2012 to September 2013, Dr. Neil was a Partner at Apple Tree Partners, a life sciences private equity fund. From July 2002 to August 2012, he held a number of senior positions at Johnson & Johnson, including Corporate VP of Science & Technology from November 2007 to August 2012, and Group President at Johnson & Johnson Pharmaceutical Research and Development from September 2005 to November 2007. Prior to joining Johnson & Johnson, he held senior positions at AstraZeneca, EMD Pharmaceuticals Inc. and Merck KGaA. Under his leadership, a number of important new medicines for the treatment of cancer, anemia, infections, central nervous system and psychiatric disorders, pain, and genitourinary and gastrointestinal diseases gained initial or expanded approvals. Dr. Neil also serves on the board of Celldex Therapeutics, Inc. (Nasdaq: CLDX). Dr. Neil served on the board of directors of Arena Pharmaceuticals, Inc. (Nasdaq: ARNA) until it was acquired by Pfizer Inc. (NYSE: PFE) in March 2022. Dr. Neil previously served as a member of the board of directors of GTx, Inc. (previously Nasdaq: GTXI). Dr. Neil also serves on the Board of Directors of the Reagan Udall Foundation and the Center for Discovery and Innovation. He is a past Chairman of the Pharmaceutical Research and Manufacturers Association (“PhRMA”) Science and Regulatory Executive Committee and the PhRMA Foundation Board, as well as a past member of the Foundation for the U.S. National Institutes of Health (“NIH”) and the Science Management Review Board of the NIH. Dr. Neil holds a B.S. from the University of Saskatchewan and an M.D. from the University of Saskatchewan College of Medicine. He completed postdoctoral clinical training in internal medicine and gastroenterology at the University of Toronto. Dr. Neil also completed a postdoctoral research fellowship at the Research Institute of Scripps Clinic. Our Board believes that Dr. Neil’s wealth of scientific and medical training combined with his substantial leadership skills and board experience makes him a valuable member of our Board.

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

Mitchell Chan. Mr. Chan has served on our Board since December of 2021. Mr. Chan previously served as the Chief Financial Officer and Chief Business Officer at ABio-X Holdings - Inc., a healthcare-dedicated incubator. From January 2022 to April 2023, Mr. Chan served as an Operating Partner at Catalio Capital Management, LP, a venture capital fund focused on investments in biomedical technology companies. From September 2018 to March 2021, Mr. Chan was at Viela Bio, Inc. (“Viela”), a clinical-stage biotechnology company, and most recently served as the Chief Financial Officer and oversaw the acquisition of Viela by Horizon Therapeutics plc for $3.1 billion. Prior to Viela, Mr. Chan served as the Director of Investor Relations for AstraZeneca, North America (Nasdaq: AZN), a multinational pharmaceutical and biotechnology company. Mr. Chan also held several roles of increasing responsibility within the Roche Group, at Genetech and F. Hoffmann-La Roche AG, including in biooncology commercial finance, research and development finance, and mergers and acquisitions. Mr. Chan is the recipient of Executive Certifications from Stanford University, University of California (Haas), and University of Pennsylvania (Wharton) and earned his B.S. in Biochemistry, M.S. in Medial Biophysics, and MBA from the University of Toronto (Rotman School of Management). Our Board believes that Mr. Chan’s more than 15 years of leadership experience in the finance and investor relation functions at successful life science companies makes him a valuable member of our Board.

Jonathan Goldman, M.D. Dr. Goldman has served on our Board since March 2024. Dr. Goldman has 30 years of experience across life sciences as a Chief Executive Officer, Chief Medical Officer, Investor, and senior executive. He currently serves as the CEO of Clinical ink, a global life science company that brings data, technology, and patient-centric research together. Prior to Clinical ink, Dr. Goldman served as the CEO and a board member of Abzena Limited and was previously the CEO of Aptuit LLC. He has also held senior executive positions at ICON PLC (Nasdaq: ICON) and Point Biomedical Corp. in addition to holding appointments as Associate Clinical Professor of Medicine in the division of Cardiology at the University of California San Francisco, and as an Attending Cardiologist at the San Francisco Veterans Administration Medical Center. Dr. Goldman trained in medicine at St. Bartholomew’s Hospital Medical College, in London and in Cardiology at St. George’s Hospital, London. He received B.Sc., M.B.B.S and M.D. degrees from the University of London, UK. He was awarded MBAs by Columbia University in New York and the University of California at Berkeley. Our Board believes that Dr. Goldman’s experience across life sciences in manufacturing, commercial and operations makes him a valuable member of our Board.

Aaron Kantoff. Mr. Kantoff has served on our Board since March 2024. Mr. Kantoff is currently co-founder and managing partner of Scion Life Sciences, which is affiliated with Petrichor Healthcare Capital Management LP. Since April 2022, he has served on the board of directors of Tourmaline Bio, Inc. (Nasdaq: TRML), a biotechnology company focused on autoimmune diseases. Mr. Kantoff was a co-founder and board director of RayzeBio, Inc. (Nasdaq: RYZB) from April 2020 until September 2023. Mr. Kantoff served as a venture partner of Medicxi Ventures (UK) LLP, an investment firm focused on the life sciences sector, where he served on the board of directors of Centessa Pharmaceuticals plc (Nasdaq: CNTA) from January 2021 to July 2022. From August 2011 until April 2019, Mr. Kantoff served as a partner at Apple Tree Partners (ATP), a biotechnology venture capital firm. During his time at ATP, Mr. Kantoff was a board member of Syntimmune, Inc. (acquired by Alexion Pharmaceuticals, Inc. (formerly Nasdaq: PALXN), which was subsequently subject to a tender offer by a third party), Corvidia Therapeutics, Inc. (acquired by Novo Nordisk A/S (NYSE: NVO)), Akero Therapeutics, Inc. (Nasdaq: AKRO), as well as other privately-held and publicly traded biotechnology companies. Prior to joining ATP, Mr. Kantoff held roles in private equity and investment banking. Mr. Kantoff received a B.S. in finance and international business from the New York University Leonard N. Stern School of Business. Our Board believes that Mr. Kantoff’s prior board experience and his extensive experience in the venture capital and life sciences industries makes him a valuable member of our Board.

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

Samantha Truex. Ms. Truex has served on our Board since March 2024. Ms. Truex is a seasoned biotech executive with almost 30 years of industry experience, including the last five years in CEO roles. Since June 2022, Ms. Truex has served on the board of Artios Pharma Limited and has previously served on the boards of Hotspot Therapeutics, Inc., iPierian, Inc.(acquired by Bristol Myers Squibb) and True North Therapeutics (acquired by Bioverativ Inc.). Ms. Truex was the founding CEO of Upstream Bio, Inc., from October 2021 to March 2024, and the CEO of Quench Bio, Inc. from August 2018 to March 2021. Ms. Truex was previously the COO of Synlogic Therapeutics and CBO for Padlock Therapeutics, Inc. Previously, Ms. Truex was Vice President of Corporate Development at Biogen Inc. (Nasdaq: BIIB) where she led transactional business development activities and served as program executive for now-marketed products FAMPYRA,® ELOCTATE™ and ALPROLIX™. Ms. Truex also previously worked in Corporate Development at Genzyme, Chiron Diagnostics and in consulting for Health Advances. Ms. Truex earned a B.A. in biology from Dartmouth College, a B.E. in biomedical engineering from the Thayer School at Dartmouth and an MBA from the Tuck School at Dartmouth. Ms. Truex also chairs the Board of Advisors for Thayer School of Engineering at Dartmouth and is a member of the Board of Advisors for Life Science Cares. Our Board believes that Ms. Truex’s experience leading successful life science companies, as well as her experience in business and corporate development, make her a valuable member of our Board.

EXECUTIVE OFFICERS

The following table sets forth information of our executive officers:

Name	Age	Position(s) with Avalo
Garry Neil, M.D.	70	Chairman of the Board of Directors, President, Chief Executive Officer
Christopher Sullivan	40	Chief Financial Officer

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

The Audit Committee met five times during 2023. The Board has adopted a written Audit Committee charter that is available to stockholders under the heading “Corporate Governance” on the Company’s website at ir.avalotx.com.

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

To the Company’s knowledge, based solely on the review of the copies of such reports filed with the SEC and/or furnished to the Company and written representations from the Company’s directors and executive officers that no other reports were required, during the year ended December 31, 2023, all officers, directors and greater than ten percent beneficial owners were in compliance with applicable Section 16(a) filing requirements.

Item 11. Executive Compensation.

The following table shows for the fiscal years ended December 31, 2023 and 2022, compensation awarded to or paid to, or earned by, anyone serving as principal executive officer during the most recently completed fiscal year and our next most highly compensated executive officer who was serving as an executive officer during the year ended December 31, 2023 (the “Named Executive Officers”). Our Chief Executive Officer and Chief Financial Officer were the only executive officers who served during the year ended December 31, 2023.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation(1)	Option Awards(2)	All Other Compensation		Total
Garry Neil, M.D. Chief Executive Officer, President, Chairman of the Board and principal executive officer	2023	$475,000	$—	$434,112	$—		$909,112
	2022	$468,900	$133,000	$730,928	$—		$1,332,828

Christopher Sullivan Chief Financial Officer and principal financial officer	2023	$350,000	$—	$173,645	$—		$523,645
	2022	$344,135	$72,800	$301,614	$50,000	(3)	$768,549

(1) The amounts reflect the discretionary annual bonus earned for the given fiscal year based on the achievement of goals as recommended by the Compensation Committee and approved by the Board. The bonus is typically paid in the year following the year it was earned.

(2) The amounts reflect the grant date fair value for option awards granted during 2023 and 2022, respectively, in accordance with FASB Topic ASC 718, Compensation–Stock Compensation (“ASC 718”), excluding the estimate of forfeitures. The assumptions used in valuing these options are described in Note 12 to our consolidated financial statements for the year ended December 31, 2023. Compensation will only be realized to the extent the market price of our common stock is greater than the exercise price of such option award.

(3) The amount listed is comprised of $50,000 one-time appointment bonus paid upon the execution of Mr. Sullivan’s letter agreement on February 18, 2022, which was entered into in connection with Mr. Sullivan’s appointment as Chief Financial Officer.

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

Annual Base Salary

We have entered into employment agreements with each of our Named Executive Officers that establish annual base salaries, which are generally determined, approved and reviewed periodically by our Compensation Committee in order to compensate our Named Executive Officers for the satisfactory performance of our duties to our Company. Annual base salaries are intended to provide a fixed component of compensation to our Named Executive Officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries for our Named Executive Officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent. The following table presents the annual base salaries for each of our Named Executive Officers for 2023, as determined by the Compensation Committee.

Name	2023 Base Salary
Garry Neil, M.D.	$475,000
Christopher Sullivan	$350,000

Annual Bonus

Our discretionary bonus plan motivates and rewards our Named Executive Officers for achievements relative to our goals and expectations for each fiscal year. Our Named Executive Officers are eligible to receive discretionary annual bonuses calculated as a target percentage of their annual base salaries, based on our Compensation Committee and Board’s assessment of their individual performance and our Company’s results of operations and financial condition. As of the filing date of this Annual Report on Form 10-K, the Compensation Committee and Board have not approved a bonus relative to the achievement of goals for fiscal year 2023.

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

2023 Reverse Stock Split

On December 28, 2023, Avalo effected a 1-for-240 reverse stock split of the outstanding shares of the Company’s common stock and began trading on a split-adjusted basis on December 29, 2023. The Company retroactively applied the reverse stock split to common share and per share amounts for periods prior to December 28, 2023. Additionally, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately. Avalo retroactively applied such adjustments within this Annual Report on Form 10-K for periods presented prior to December 28, 2023. The reverse stock split did not reduce the number of authorized shares of common and preferred stock and did not alter the par value. Previously, on July 7, 2022, Avalo effected a 1-for-12 reverse stock split of the then outstanding shares of the Company’s common stock.

Other Compensation

Our Named Executive Officers did not participate in, or otherwise receive any benefits under, any pension or deferred compensation plan sponsored by the Company during fiscal year 2023 or fiscal year 2022. We generally do not provide perquisites or personal benefits to our Named Executive Officers.

Employment Agreements and Potential Payments Upon Certain Events

Garry Neil, M.D.

In connection with Dr. Neil’s appointment as President and Chief Executive Officer, the Company and Dr. Neil entered into a letter agreement dated February 18, 2022 (the “Neil Letter Agreement”), which modified his previously filed employment agreement dated January 30, 2020 (collectively with the Neil Letter Agreement, the “Neil Employment Agreement”). Pursuant to the Neil Letter Agreement, Dr. Neil’s base salary was increased to $475,000 per year, subject to review and adjustment by the Board from time to time, and he is eligible to receive a discretionary annual bonus as determined by the Board or the Compensation Committee of the Board, in its sole discretion, with a target amount of up to seventy percent (70%) of his base salary, and conditioned on Dr. Neil being employed by the Company on the applicable bonus payment date. Such annual discretionary bonus may be paid, in Dr. Neil’s discretion, in the form of cash or equity award (which equity award, if elected, will be immediately vested), consistent with bonuses paid to executives of similar grade at similarly situated companies in the biotechnology industry, subject to corporate and individual performance. Pursuant to the Neil Letter Agreement, Dr. Neil was also granted a stock option on March 8, 2022 to purchase 348 shares of the Company’s common stock, vesting over four years, with a 12-month cliff, such that the first 25% vested on the first anniversary of such grant, and the remainder will vest in equal monthly installments over the following three years, in each case, subject to continued employment with the Company through the applicable vesting date. Dr. Neil is also eligible to participate in the Company’s other employee benefit plans as in effect from time to time on the same basis as are generally made available to the Company’s other senior executives.

Pursuant to the Neil Employment Agreement, Dr. Neil was granted an inducement grant of non-qualified stock options in accordance with Nasdaq Listing Rule 5635(c)(4) to purchase 278 shares of common stock. The inducement option grant will vest over four years, with the first 25% of such options vesting on the grant date’s first anniversary, and the remainder vesting in equal monthly installments, provided that Dr. Neil remains an employee of the Company as of each such vesting date.

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

Christopher Sullivan

In connection with Mr. Sullivan’s appointment as Chief Financial Officer, the Company and Mr. Sullivan entered into a letter agreement dated February 18, 2022 (the “Sullivan Letter Agreement”), which modifies his previously filed employment agreement dated September 26, 2019, as amended by a previously filed letter agreement dated April 23, 2020 (collectively with the Sullivan Letter Agreement, the “Sullivan Employment Agreement”). Pursuant to the Sullivan Letter Agreement, Mr. Sullivan’s base salary was increased to $350,000 per year, subject to review and adjustment by the Board from time to time, and he is eligible to receive a discretionary annual bonus as determined by the Board or the Compensation Committee of the Board, in its sole discretion, with a target amount of up to forty percent (40%) of his base salary, and conditioned on Mr. Sullivan being employed by the Company on the applicable bonus payment date. Such annual discretionary bonus may be paid, in Mr. Sullivan’s discretion, in the form of cash or equity award (which for equity award, if elected, will be immediately vested), consistent with bonuses paid to executives of similar grade at similarly situated companies in the biotechnology industry, subject to corporate and individual performance. Mr. Sullivan received a one-time appointment bonus of $50,000. Pursuant to the Sullivan Letter Agreement, Mr. Sullivan was granted a stock option on March 8, 2022 to purchase 140 shares of the Company’s common stock, vesting over four years, with a 12-month cliff, such that the first 25% will vest on the first anniversary of such grant, and the remainder will vest in equal monthly installments over the following three years, in each case, subject to continued employment with the Company through the applicable vesting date. Mr. Sullivan is also eligible to participate in the Company’s other employee benefit plans as in effect from time to time on the same basis as are generally made available to the Company’s other senior executives.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows for the fiscal year ended December 31, 2023, certain information regarding outstanding equity awards at fiscal year-end for each of the Named Executive Officers.

Name	Grant Date	Award Type	Unexercised Options Exercisable (#)	Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Garry Neil, M.D.	2/3/2020	Stock Option(1)	268	10	$11,462.40	2/3/2030
	1/26/2021	Stock Option(1)	67	25	$9,561.60	1/26/2031
	3/8/2022	Stock Option(1)	156	192	$2,016.00	3/8/2032
	10/5/2022	Stock Option(2)	313	—	$952.80	10/5/2032
	2/13/2023	Stock Option(1)	—	418	$715.20	2/13/2033
	5/15/2023	Stock Option(2)	—	417	$660.00	5/15/2033

Christopher Sullivan	5/1/2018	Stock Option(1)	14	—	$11,174.40	5/1/2028
	4/1/2019	Stock Option(1)	18	—	$17,913.60	4/1/2029
	4/9/2020	Stock Option(1)	32	—	$7,401.60	4/9/2030
	1/26/2021	Stock Option(1)	30	9	$9,561.60	1/26/2031
	3/8/2022	Stock Option(1)	61	79	$2,016.00	3/8/2032
	3/8/2022	Stock Option(2)	18	—	$2,016.00	3/8/2032
	10/5/2022	Stock Option(2)	105	—	$952.80	10/5/2032
	2/13/2023	Stock Option(1)	—	167	$715.20	2/13/2033
	5/15/2023	Stock Option(2)	—	167	$660.00	5/15/2033

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

DIRECTOR COMPENSATION

After consultation with an independent compensation consultant, our Board approved a compensation policy for our non-employee directors that became effective upon the closing of our initial public offering. After consultation with an independent, external compensation consultant, Radford, an Aon Company (“Aon Radford”), the policy was most recently amended in 2021 and further amended in January 2022 to fix clerical errors. The policy provides for the following compensation to our non-employee directors:
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
•The chair of our Science and Technology Advisory Committee receives an annual fee of $15,000 and each other member receives $7,500; and
•Each non-employee director is entitled to (i) an initial grant of stock options to purchase 28 shares of our common stock and (ii) an annual grant of options to purchase 14 shares of our common stock under the Third Amended and Restated 2016 Equity Incentive Plan (the “2016 Amended Plan”). The initial grant vests in three substantially equal annual installments over three years commencing on the first anniversary of the grant date. Each annual grant vests in full on the first anniversary of the grant date, in each case, subject to continued service from the date of grant until the applicable vesting dates.

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

The following table sets forth information regarding the total compensation paid to the Company’s non-employee directors in 2023. The compensation amounts presented in the table below are historical and are not indicative of the amounts the Company may pay directors in the future. Directors who are also Company employees receive no additional compensation for their services as directors and are not included in the table below.

Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	Other Compensation ($)	Total ($)	Option Awards Held at December 31, 2023 (#)
June Almenoff, M.D., Ph.D.	$56,050	$3,067	$—	$59,117	91
Mitchell Chan	$60,000	$117	$—	$60,117	56
Gilla Kaplan, Ph.D.	$60,000	$117	$—	$60,117	118
Magnus Persson, M.D., Ph.D.	$54,750	$18,367	$—	$73,117	331

(1) The amounts shown in this column reflect cash fees earned for services rendered in fiscal year 2023.

(2) The amounts shown in this column represent the aggregate grant date fair value of stock options granted in fiscal year 2023 computed in accordance with ASC 718. Compensation will only be realized to the extent the market price of our common stock is greater than the exercise price of such option award. The assumptions used in valuing these options are described in Note 12 to our consolidated financial statements for the year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains certain information with respect to our equity compensation plan in effect as of December 31, 2023:

	(A)		(B)	(C)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (#)		Weighted-Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans, excluding securities reflected in column (A) (#)
Equity compensation plans approved by stockholders	7,281		$3,177.22	450	(1)
Equity compensation plans not approved by stockholders	278	(2)	$11,462.40	—
Total	7,559		$3,481.93	450

(1) Reflects shares of common stock available for future issuance under our Third Amended and Restated 2016 Equity Incentive Plan at December 31, 2023 (the “2016 Third Amended Plan”). During the term of the 2016 Third Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year ending on (and including) January 1, 2026, by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. On January 1, 2024, pursuant to the terms of the 2016 Third Amended and Restated Plan, an additional 32,070 shares were made available for issuance.

(2) Consists of shares of common stock issuable upon exercise of outstanding stock options granted pursuant to the Nasdaq inducement grant exception as a component of employment compensation for an employee. The inducement grant was made as an inducement material to an employee entering employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as otherwise indicated, the following table sets forth information regarding the ownership of the Company’s common stock as of March 15, 2024 by: (i) each director; (ii) our Named Executive Officer; (iii) all executive officers and directors of the Company as a group; and (iv) all other parties known by the Company to be beneficial owners of more than five percent of its common stock. On March 27, 2024, Jonathan Goldman was appointed as a director of the Company and on March 28, 2024, Aaron Kantoff and Samantha Truex were appointed as directors of the Company. As these directors were appointed after March 15, 2024, they are not included within the table below.

Applicable percentage ownership is based on 862,525 shares of our common stock outstanding as of March 15, 2024, together with applicable options and warrants, as the case may be, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on voting and investment power with respect to shares. Common stock subject to options and warrants that are currently exercisable, or exercisable within 60 days after March 15, 2024, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed stockholder is c/o Avalo Therapeutics, Inc., 540 Gaither Road, Suite 400, Rockville, Maryland 20850.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total
Directors and Named Executive Officers:
June Almenoff, M.D., Ph.D. (2)	68	*
Mitchell Chan (3)	33	*
Gilla Kaplan, Ph.D. (4)	104	*
Garry Neil, M.D. (5)	1,045	*
Magnus Persson, M.D., Ph.D. (6)	314	*
Christopher Sullivan (7)	360	*

All current executive officers and directors as a group	1,924	*

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

(2) Consists of 68 shares issuable to Dr. Almenoff upon the exercise of options currently exercisable or exercisable with 60 days after March 15, 2024.

(3) Consists of 33 shares issuable to Mr. Chan upon the exercise of options currently exercisable or exercisable with 60 days after March 15, 2024.

(4) Consists of 104 shares issuable to Dr. Kaplan upon the exercise of options currently exercisable or exercisable within 60 days after March 15, 2024.

(5) Consists of (i) 60 shares of common stock held by Dr. Neil and (ii) 985 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days after March 15, 2024.

(6) Consists of 314 shares issuable to Dr. Persson upon the exercise of options currently exercisable or exercisable within 60 days after March 15, 2024.

(7) Consists of (i) 6 shares of common stock held by Mr. Sullivan and (ii) 354 shares issuable upon the exercise of options currently exercisable or exercisable with 60 days after March 15, 2024.

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

CERTAIN RELATED PERSON TRANSACTIONS

The following sets forth all transactions since January 1, 2022 to which the Company has been or is a participant, including currently proposed transactions, in which the amount involved in the transaction exceeds $120,000 and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing the household with any of these individuals, had or has a direct or indirect material interest.

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

Employment Agreements

We have entered into employment agreements with our current executive officers. For more information regarding these agreements, please see “Executive Compensation – Narrative to Summary Compensation Table – Employment Arrangements and Potential Payments Upon Certain Events” above.

Stock Option Grants to Executive Officers and Directors

We have granted stock options to our named executive officers and directors as more fully described in “Executive Compensation” and “Director Compensation” above.

Financings with Related Party Participation

Q1 2023 Equity Financing

On February 7, 2023, the Company closed an underwritten public offering of 15,717 shares of its common stock and warrants to purchase up to 15,717 shares of common stock, at a combined price to the public of $955 per share and warrant, resulting in net proceeds of approximately $13.7 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. The warrants were immediately exercisable at an exercise price of $1,200 per share and are exercisable for one year from the issuance date, or February 2024. Prior to their expiration in February 2024, none of the warrants were exercised. Armistice, who was a significant stockholder of the Company at the time of the financing, participated in the offering by purchasing 1,875 shares of common stock and 1,875 warrants, on the same terms as all other investors. Certain affiliates of Nantahala Capital Management LLC and Point72 Asset Management, L.P., which each beneficially owned greater than 5% of the Company’s outstanding common stock at the time of the offering, participated in the offering on the same terms as all other investors.

Sale of Future Economic Rights

In November of 2022, Avalo closed a purchase agreement (the “Asset Purchase Agreement”) with ES Therapeutics, LLC (“ES”) for upfront proceeds of $5.0 million, pursuant to which the Company (i) sold to ES all of the Company’s (a) rights to any milestone payments, under the Asset Purchase Agreement, dated August 14, 2017, by and between the Company and Janssen Pharmaceutics, Inc. (relating to AVTX-501), and (b) any future milestone and royalty payments under the License Agreement, dated July 29, 2022, by and between Apollo AP43 Limited and the Company (relating to AVTX-007), and (ii) waived all rights, including payments due to the Company from ES, under the Assignment of the License Agreement dated August 8, 2019 (relating to AVTX-611), by and among the Company, ES and Armistice Capital LLC (“Armistice”) (the “ES Transaction”). At the time of the ES Transaction, Armistice was a significant stockholder of the Company and whose chief investment officer, Steven Boyd, and managing director, Keith Maher, served on Avalo’s Board until August 8, 2022. The ES Transaction was approved in accordance with Avalo’s related party transaction policy.

DIRECTOR INDEPENDENCE

After review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following directors are independent directors within the meaning of the applicable Nasdaq listing standards and the independence criteria set forth in our Corporate Governance Guidelines: Dr. Almenoff, Mr. Chan, Dr. Goldman, Mr. Kantoff, Dr. Kaplan, Dr. Persson and Ms. Truex. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company.

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

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2023 and 2022, by Ernst & Young LLP (“EY”), the Company’s principal accountant. All fees described below were pre-approved by the Audit Committee.

	Fiscal Year Ended December 31,
	2023	2022
Audit fees(1)	$622,500	$670,000
Audit-related fees(2)	18,000	18,000
Tax fees(3)	—	—
All other fees(4)	1,995	—
Total	$642,495	$688,000

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

2.4*#
Purchase Agreement, dated September 11, 2023, by and between AUG Therapeutics, LLC and Avalo Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 12, 2023).

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

3.1.5
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, dated December 22, 2023 and effective December 28, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2023).

3.2‡	Fifth Amended and Restated Bylaws of Avalo Therapeutics, Inc.

4.1	Second Amended and Restated Investors' Rights Agreement, dated as of July 11, 2014 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on June 12, 2015).

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1/A filed on October 13, 2015).

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on May 20, 2016).

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

10.54.1 **
Loan Agreement, dated June 4, 2021, by and between Horizon Technology Finance Corporation, Powerscourt Investments XXV, LP and Cerecor Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 2, 2021).

10.54.2
Forbearance Agreement, dated as of July 20, 2023, between Avalo Therapeutics, Inc. and Horizon Credit II LLC, Horizon Funding Trust 2019-1, Horizon Funding I, LLC, Powerscourt Investments XXV Trust and Horizon Technology Finance Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2023).

10.54.3
Second Forbearance Agreement, dated as of August 14, 2023, between Avalo Therapeutics, Inc. and Horizon Credit II LLC, Horizon Funding Trust 2019-1, Horizon Funding I, LLC, Powerscourt Investments XXV Trust, and Horizon Technology Finance Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 14, 2023).

10.54.4
Third Forbearance Agreement, dated as of September 13, 2023, between Avalo Therapeutics, Inc. and Horizon Credit II LLC, Horizon Funding Trust 2019-1, Horizon Funding I, LLC, Powerscourt Investments XXV Trust, and Horizon Technology Finance Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2023).

10.54.5
First Amendment to Loan Agreement, dated as of September 13, 2023, between Avalo Therapeutics, Inc. and Horizon Credit II LLC, Horizon Funding Trust 2019-1, Horizon Funding I, LLC, Powerscourt Investments XXV Trust, and Horizon Technology Finance Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 13, 2023).

10.54.6
Payoff Letter, dated as of September 22, 2023, between Avalo Therapeutics, Inc. and Horizon Credit II LLC, Horizon Funding Trust 2019-1, Horizon Funding I, LLC, Powerscourt Investments XXV Trust and Horizon Technology Finance Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 26, 2023).

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

10.62.1	Sales Agreement, dated as of May 4, 2023, between Avalo Therapeutics, Inc. and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on May 4, 2023).

10.62.2
Amendment No. 1 to the Sales Agreement, dated as of August 7, 2023, between Avalo Therapeutics, Inc. and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on August 7, 2023).

10.62.3
Exchange Agreement, dated as of May 31, 2023, between Avalo Therapeutics, Inc. and Venrock Healthcare Capital Partners EG, L.P., Venrock Healthcare Capital Partners III, L.P. and VHCP Co-Investment Holdings III, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2023).

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
Date: March 29, 2024

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Garry Neil, M.D.	President and Chief Executive Officer, Chairman of the Board of Directors and Director	March 29, 2024
Garry Neil, M.D.	(Principal Executive Officer)

/s/ Christopher Sullivan	Chief Financial Officer	March 29, 2024
Christopher Sullivan	(Principal Financial and Accounting Officer)

/s/ June Almenoff, M.D., Ph.D.	Director	March 29, 2024
June Almenoff, M.D., Ph.D.

/s/ Mitchell Chan	Director	March 29, 2024
Mitchell Chan

/s/ Jonathan Goldman, M.D.	Director	March 29, 2024
Jonathan Goldman, M.D.

/s/ Aaron Kantoff	Director	March 29, 2024
Aaron Kantoff

/s/ Gilla Kaplan, Ph.D.	Director	March 29, 2024
Gilla Kaplan, Ph.D.

/s/ Magnus Persson, M.D., Ph.D	Director	March 29, 2024
Magnus Persson, M.D., Ph.D

/s/ Samantha Truex	Director	March 29, 2024
Samantha Truex

AVALO THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Avalo Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avalo Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Derivative Instrument
Description of the Matter
As more fully described in Note 5 of the consolidated financial statements, as of December 31, 2023, the Company recorded a $5.6 million derivative liability related to future milestone payments and measured at fair value. To determine the fair value of the derivative liability the Company applied a combination of a scenario-based method and an option pricing method using observable and unobservable market data for inputs, including the estimated amount and timing of the projected payments, the probability of each milestone’s success and the discount rate.

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

How We Addressed the Matter in Our Audit
Our audit procedures included, among others, evaluating the methodology used in the valuation model and the significant assumptions described above. We compared the significant assumptions to current industry and market trends, to guideline companies within the same industry, and to other relevant data. We involved our valuation specialists to assist in the evaluation including to assess whether the methodology used in developing the estimate was consistent with valuation practice given the characteristics of the derivative being measured and to develop an independent valuation of the instrument. We also analyzed certain of the significant assumptions, including the discount rate and probability of each milestone’s success, to evaluate the change in the fair value that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Tysons, Virginia

March 29, 2024

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$7,415	$13,172
Other receivables	136	1,919
Inventory, net	—	20
Prepaid expenses and other current assets	843	1,290
Restricted cash, current portion	1	15
Total current assets	8,395	16,416
Property and equipment, net	1,965	2,411
Goodwill	10,502	14,409
Restricted cash, net of current portion	131	131
Total assets	$20,993	$33,367
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$446	$2,882
Deferred revenue	—	88
Accrued expenses and other current liabilities	4,172	13,214
Notes payable, current	—	5,930
Total current liabilities	4,618	22,114
Notes payable, non-current	—	13,486
Royalty obligation	2,000	2,000
Deferred tax liability, net	155	141
Derivative liability	5,550	4,830
Other long-term liabilities	1,366	1,711
Total liabilities	13,689	44,282
Stockholders’ equity (deficit) :
Common stock—$0.001 par value; 200,000,000 shares authorized at December 31, 2023 and 2022; 801,746[1] and 39,294[1] shares issued and outstanding at December 31, 2023 and 2022, respectively	1	—
Additional paid-in capital[1]	342,437	292,909
Accumulated deficit	(335,134)	(303,824)
Total stockholders’ equity (deficit)	7,304	(10,915)
Total liabilities and stockholders’ equity (deficit)	$20,993	$33,367

1 Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-240 reverse stock split effected on December 28, 2023. See Note 1 for details.

See accompanying notes to the consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenues:
Product revenue, net	$1,408	$3,364
License and other revenue	516	14,687
Total revenues, net	1,924	18,051

Operating expenses:
Cost of product sales	1,284	3,434
Research and development	13,784	31,308
Selling, general and administrative	10,300	20,711
Goodwill impairment	3,907	—
Amortization expense	—	38
Total operating expenses	29,275	55,491
	(27,351)	(37,440)
Other expense:
Interest expense, net	(3,417)	(4,170)
Change in fair value of derivative liability	(720)	—
Other expense, net	(42)	(20)
Total other expense, net	(4,179)	(4,190)
Loss before income taxes	(31,530)	(41,630)
Income tax expense	14	28
Net loss	$(31,544)	$(41,658)

Net loss per share of common stock, basic and diluted[1]	$(114)	$(1,063)

1 Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-240 reverse stock split effected on December 28, 2023. See Note 1 for details.

See accompanying notes to the consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

			Additional		Total
	Common stock		paid‑in	Accumulated	stockholders’
	Shares[1]	Amount[1]	capital[1]	deficit	equity (deficit)
Balance, December 31, 2021	39,164	$—	$285,248	$(262,166)	$23,082
Issuance of common shares pursuant to ATM Program, net	23	—	34	—	34
Restricted stock units vested during period	4	—	—	—	—
Shares purchased through employee stock purchase plan	68	—	73	—	73
Impact of reverse stock split fractional share round-up	35	—	—	—	—
Stock-based compensation	—	—	7,554	—	7,554
Net loss	—	—	—	(41,658)	(41,658)
Balance, December 31, 2022	39,294	$—	$292,909	$(303,824)	$(10,915)
Issuance of common stock and warrants in underwritten public offering, net	15,709	—	13,749	—	13,749
Issuance of common shares pursuant to ATM Program, net	746,076	1	32,469	—	32,470
Retirement of common shares in exchange for pre-funded warrants	(5,417)	—	(3,874)	234	(3,640)
Issuance of pre-funded warrants in exchange or retirement of common shares	—	—	3,640	—	3,640
Exercise of pre-funded warrants for common shares	5,850	—	—	—	—
Shares purchased through employee stock purchase plan	99	—	67	—	67
Impact of reverse stock split fractional share round-up	135	—	—	—	—
Stock-based compensation	—	—	3,477	—	3,477
Net loss	—	—	—	(31,544)	(31,544)
Balance, December 31, 2023	801,746	$1	$342,437	$(335,134)	$7,304

1 Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-240 reverse stock split effected on December 28, 2023. See Note 1 for details.

See accompanying notes to the consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(31,544)	$(41,658)
Adjustments to reconcile net loss used in operating activities:
Stock-based compensation	3,477	7,554
Depreciation and amortization	158	166
Accretion of debt discount	1,828	1,389
Allowance for other long-term asset	—	1,000
Deferred taxes	14	28
Change in fair value of derivative liability	720	4,830
Goodwill impairment	3,907	—
Changes in assets and liabilities:
Accounts receivable, net	—	1,060
Other receivables	1,783	1,820
Inventory, net	20	18
Prepaid expenses and other assets	447	1,082
Lease incentive	158
Accounts payable	(2,436)	(487)
Deferred revenue	(88)	88
Accrued expenses and other liabilities, excluding lease liability	(9,048)	(3,632)
Lease liability, net	(76)	(9)
Net cash used in operating activities	(30,680)	(26,751)
Investing activities
Leasehold improvements	(158)	—
Disposal of property and equipment	25	—
Purchase of property and equipment	—	(95)
Net cash used in investing activities	(133)	(95)
Financing activities
Proceeds from sale of common stock pursuant to ATM Program, net	32,470	34
Proceeds from issuance of common stock in underwritten public offering, net	13,749	(14,806)
Principal payments on Notes	(21,244)	—
Proceeds from issuance of common stock under employee stock purchase plan	67	73
Net cash provided by (used in) financing activities	25,042	(14,699)
Decrease in cash, cash equivalents, and restricted cash	(5,771)	(41,545)
Cash, cash equivalents, and restricted cash at beginning of period	13,318	54,863
Cash, cash equivalents, and restricted cash at end of period	$7,547	$13,318
Supplemental disclosures of cash flow information
Cash paid for interest	$1,925	$2,931
Supplemental disclosures of non-cash activities
Fair value of common stock retired in exchange for issuance of pre-funded warrants	$3,640	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2023	2022

Cash and cash equivalents	$7,415	$13,172
Restricted cash, current	1	15
Restricted cash, non-current	131	131
Total cash, cash equivalents and restricted cash	$7,547	$13,318

See accompanying notes to the consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2023 and 2022

1. Business

Avalo Therapeutics, Inc. (the “Company” or “Avalo” or “we”) is a clinical stage biotechnology company focused on the treatment of immune dysregulation. Avalo’s lead asset is AVTX-009, an anti-IL-1β monoclonal antibody (“mAb”) targeting inflammatory diseases. Avalo’s pipeline also includes quisovalimab (anti-LIGHT mAb) and AVTX-008 (BTLA agonist fusion protein).

Avalo was incorporated in Delaware and commenced operation in 2011, and completed its initial public offering in October 2015.

On December 28, 2023, Avalo effected a 1-for-240 reverse stock split of the outstanding shares of the Company’s common stock and began trading on a split-adjusted basis on December 29, 2023. The Company retroactively applied the reverse stock split to common share and per share amounts for periods prior to December 28, 2023, including the consolidated financial statements for the year ended December 31, 2022. Additionally, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately. Avalo retroactively applied such adjustments in the notes to consolidated financial statements for periods presented prior to December 28, 2023, including the year ended December 31, 2022. The reverse stock split did not reduce the number of authorized shares of common and preferred stock and did not alter the par value. Previously, on July 7, 2022, Avalo effected a 1-for-12 reverse stock split of the then outstanding shares of the Company’s common stock.

Liquidity

Since inception, we have incurred significant operating and cash losses from operations. We have primarily funded our operations to date through sales of equity securities, out-licensing transactions and sales of assets.

For the year ended December 31, 2023, Avalo generated a net loss of $31.5 million and negative cash flows from operations of $30.7 million. As of December 31, 2023, Avalo had $7.4 million in cash and cash equivalents. For the year ended December 31, 2023, the Company raised approximately $46.2 million of net proceeds from equity offerings. Avalo fully retired its debt in 2023, which included principal payments of $21.2 million, inclusive of the full payoff of the loan in September of 2023.

In March 2024, Avalo acquired AVTX-009, an anti-IL-1β mAb, through its acquisition of AlmataBio Inc. (“AlmataBio”). Additionally, in March 2024, the Company closed a private placement financing for up to $185 million in gross proceeds, including initial upfront gross investment of $115.6 million. Avalo estimates upfront net proceeds of approximately $105 million after deducting estimated transaction fees and expenses from both the private placement financing and the acquisition of AlmataBio. The Company could receive an additional $69.4 million of gross proceeds upon the exercise of warrants issued in the financing. Avalo intends to pursue the development of AVTX-009 in hidradenitis suppurativa (“HS”). Topline results from a planned Phase 2 trial in HS are expected in 2026 and the upfront funding is expected to fund operations through this data readout and into 2027.

Based on our current operating plans, we expect that our existing cash and cash equivalents are sufficient to fund operations for at least twelve months from the filing date of this Annual Report on Form 10-K. The Company closely monitors its cash and cash equivalents and seeks to balance the level of cash and cash equivalents with our projected needs to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. We may need to satisfy our future cash needs through sales of equity securities under the Company’s ATM program or otherwise, out-licensing transactions, strategic alliances/collaborations, sale of programs, and/or mergers and acquisitions. There can be no assurance that any financing or business development initiatives can be realized by the Company, or if realized, what the terms may be. Further if the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. To the extent that we raise capital through the sale of equity, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders.

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

Accounts Receivable, net

The Company had one commercialized product, Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions. The license and supply agreement for the Millipred® product expired on September 30, 2023. Accounts receivable, net is historically comprised of amounts due from customers in the ordinary course of business. Accounts receivable are written off to net revenue when deemed uncollectible and recoveries of receivables previously written off are recorded when received.

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

Deferred Revenue

The Company’s commercial operations were managed by a third-party logistics provider. Our third-party logistics provider purchased Millipred® from us and subsequently delivered the product to our customers. As discussed below within “Product Revenue, net”, the Company recognized revenue when the performance obligation was satisfied, which was at a point in time when the product had been received by the customer.

Deferred revenue was comprised of cash received from our third-party logistics provider related to product that had not yet been delivered to the customer.

Derivative Liability

Upon entering into a transaction to sell the Company’s future rights to milestones and royalty payments of previously out-licensed assets, the Company must assess whether the transaction is a derivative under ASC 815, Derivatives and Hedging. The requirements for the sale to be treated as a derivative are as follows: a) one or more underlying; b) one or more notional amounts or payment provisions or both; c) no initial net investment or an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors; and d) net settlement provisions. If the transaction meets the requirements to be treated as a derivative, we estimate the fair value of the derivative liability on the date of issuance. The derivative liability is re-valued each reporting period and any change in the fair value is recorded as a gain or loss in the statements of operations and comprehensive loss.

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

Property and Equipment

Property and equipment consists of computers, office equipment, furniture, ROU assets (discussed above), and leasehold improvements and is recorded at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Property and equipment are depreciated on a straight‑line basis over their estimated useful lives. The Company uses a life of four years for computers and software, and five years for equipment and furniture. For leasehold improvements, depreciation of the asset will begin at the date it is placed in service and the depreciable life of the leasehold improvement is the shorter of the lease term or the improvement’s useful life. The Company uses the lesser of the lease term or ten years for leasehold improvements. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Property and equipment are reviewed for impairment as events or changes in circumstances occur indicating that the carrying value of the asset may not be recoverable. If an impairment is deemed to exist, the loss would be calculated based on the excess of the asset’s carrying value over its estimated value.

Acquisitions

For acquisitions that meet the definition of a business under ASC 805, Business Combinations, the Company records the acquisition using the acquisition method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, are recorded at fair value at the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration. For acquisitions that do not meet the definition of a business under ASC 805, the Company accounts for the transaction as an asset acquisition.

Segment Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision‑making group, in making decisions on how to allocate resources and assess performance. As of December 31, 2023, the Company’s chief operating decision maker was its Chief Executive Officer. The Chief Executive Officer views the Company’s operations and manages the business as one operating segment. All long‑lived assets of the Company reside in the United States.

Goodwill

The Company’s goodwill relates to historical acquisitions that were accounted for as business combinations and represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting. In accordance with ASC 350, Intangibles - Goodwill and Other, goodwill is not amortized but is evaluated for impairment on an annual basis or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying amount. A reporting unit is an operating segment or one level below the operating segment. As standalone discrete and detailed financial information is not available or regularly reviewed below the company-wide level, the Company consists of one reporting unit.

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

Notes Payable

Notes payable was recorded on the balance sheet at carrying value, which was the gross balance (inclusive of the final payment fee for the Note (as defined in Note 10)), less the unamortized debt discount and issuance costs. All fees, costs paid to the Lenders (as defined in Note 10) and all direct costs incurred by the Company were recognized as a debt discount and were amortized to interest expense using the effective interest method over the life of the loan. In 2023, the Company repaid all outstanding principal and interest under the Loan Agreement (as defined in Note 10) and all obligations of the parties under the Loan Agreement were deemed satisfied and terminated. As such, there was no remaining notes payable balance at December 31, 2023.

Product Revenues, net

The Company generated its revenue from sales of its prescription drug to its customers. The license and supply agreement for the Millipred® product ended on September 30, 2023, therefore the Company does not expect future gross product revenues until the potential commercialization of its pipeline product candidates. The Company had identified a single product delivery performance obligation, which was the provision of prescription drugs to its customers based upon master service agreements in place with wholesaler distributors. The performance obligation was satisfied at a point in time, when control of the product had been transferred to the customer, which was the time the product had been received by the customer. The Company determined the transaction price based on fixed consideration in its contractual agreements and the transaction price was allocated entirely to the performance obligation to provide the prescription drug.

Revenues from sales of products were recorded net of any variable consideration for estimated allowances for returns, chargebacks, distributor fees, prompt payment discounts, government rebates, and other common gross-to-net revenue adjustments. The identified variable consideration was recorded as a reduction of revenue at the time revenues from product sales were recognized. The Company recognized revenue only to the extent that it was probable that a significant revenue reversal would not occur in a future period.

Provisions for returns and government rebates are included within current liabilities in the consolidated balance sheet. Provisions for prompt payment discounts and distributor fees are included as a reduction to accounts receivable. Calculating these items involves estimates and judgments based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, Company expectations regarding future utilization rates for these programs, and channel inventory data. These estimates may differ from actual consideration amount received and the Company re-assesses these estimates and judgments each reporting period to adjust accordingly.

Returns and Allowances

Consistent with industry practice, for its Millipred® product, the Company maintains a return policy that allows customers to return product within a specified period both prior to and, in certain cases, subsequent to the product’s expiration date. The Company’s return policy for sales made prior to August 31, 2021, generally allows for customers to receive credit for expired products within six months prior to expiration and within one year after expiration. The Company’s return policy for sales subsequent to August 31, 2021, generally allows for customers to receive credit for expired products within thirty days prior to expiration and within ninety days after expiration. Based on these policies, product returns will be accepted through November of 2024, however, could be received by the Company later depending on timing of receipt and communication by its third-party logistics provider.

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

The license and supply agreement for the Millipred® product ended on September 30, 2023.

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

Cost of Product Sales

Cost of product sales is comprised of (i) costs to acquire products sold to customers, (ii) royalty payments the Company is required to pay based on the product’s net profit pursuant to its license and supply agreement, (iii) the value of any write-offs of obsolete or damaged inventory that cannot be sold and (iv) the write-off of receivables that are deemed not probable to be collected. The license and supply agreement for the Millipred® product expired on September 30, 2023.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Deferred tax assets primarily include net operating loss (“NOL”) and tax credit carryforwards, accrued expenses not currently deductible and the cumulative temporary differences related to certain research and patent costs. Certain tax attributes, including NOLs and research and development credit carryforwards, may be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”). See Note 13 for further information. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2023, the Company did not believe any material uncertain tax positions were present.

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the years ended December 31, 2023 and 2022, the Company’s net loss was equal to comprehensive loss and, accordingly, no additional disclosure is presented.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04 Intangibles - Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates the requirement to calculate the implied fair value of goodwill of a reporting unit to measure a goodwill impairment charge. Instead, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This new standard was adopted effective January 1, 2023 and will be applied upon any recognition of any future goodwill impairment charge. The adoption of this ASU has not had a material impact on our financial statements.

3. Revenue

License and Other Revenue

On October 27, 2023, the Company closed the transaction under the asset purchase agreement (the “Purchase Agreement”) to sell its rights, title and interest in, assets relating to AVTX-801, AVTX-802 and AVTX-803 (collectively, the “800 Series”) to AUG Therapeutics, LLC (“AUG”). The Purchase Agreement was entered into on September 11, 2023. Pursuant to the Purchase Agreement, the Company received an upfront payment of $0.2 million. Additionally, AUG assumed aggregate liabilities of $0.4 million, which included certain liabilities incurred prior to the date of the Purchase Agreement, costs due and payable between the date of the Purchase Agreement and the closing date, and obligations under 800 Series contracts assumed by AUG. Avalo recognized $0.5 million as license and other revenue for the year ended December 31, 2023. Avalo is also entitled to a contingent milestone payment of 20% of certain payments, if any, granted to AUG upon any sale of any priority review voucher related to the 800 Series compounds granted to AUG by the FDA, net of any selling costs, or $15.0 million for each compound (for a potential aggregate of $45.0 million) if the first FDA approval is for an indication other than a Rare Pediatric Disease (as defined in the Purchase Agreement). The Company has not recognized any revenue related to the milestones as of December 31, 2023.

In July 2022, Avalo entered into a license agreement with Apollo AP43 Limited, a wholly owned subsidiary of Apollo Therapeutics Group Limited (collectively, “Apollo”) pursuant to which the Company granted Apollo a worldwide, exclusive license to research, develop, manufacture and commercialize AVTX-007, an anti-IL-18 monoclonal antibody (the “Apollo License Agreement”). Pursuant to the Apollo License Agreement, the Company received an upfront payment of $14.5 million, which was recognized as license and other revenue for the year ended December 31, 2022. Additionally, the portion of the ES Transaction (as defined in Note 5) related to AVTX-611 represented a contract modification, which resulted in the Company recognizing $0.2 million of license and other revenue for the year ended December 31, 2022.

Product Revenue, net

Avalo generated its product revenue from sales of Millipred®, which we consider a non-core asset. Millipred® is an oral prednisolone indicated across a wide variety of inflammatory conditions, which is considered a prescription drug. The Company’s license and supply agreement for Millipred® ended on September 30, 2023. The Company sold its prescription drug in the United States primarily through wholesale distributors. Wholesale distributors accounted for substantially all of the Company’s net product revenues and trade receivables. For the year ended December 31, 2023, the Company’s only two customers accounted for approximately 58% and 42% of the Company’s total net product revenues. For the year ended December 31, 2022, the Company’s only two customers accounted for approximately 68% and 32% of the Company’s total net product revenues. Net revenue from sales of prescription drugs was $1.4 million and $3.4 million for the years ended December 31, 2023 and 2022, respectively.

The Company does not expect future gross revenue related to the Millipred® product given the expiration of the product’s license and supply agreement on September 30, 2023. However, the Company will continue to monitor estimates for commercial liabilities, such as sales returns. As additional information becomes available, the Company could recognize expense (or a benefit) for differences between actuals or updated estimates to the reserves previously recognized.

Pursuant to the Millipred® license and supply agreement, Avalo was required to pay the supplier fifty percent of the net profit of the Millipred® product following each calendar quarter, subject to a $0.5 million quarterly minimum payment dependent on Avalo reaching certain net profit amounts as stipulated in the agreement. The profit share commenced on July 1, 2021 and ended on September 30, 2023. Within twenty-five months of September 30, 2023, the net profit share is subject to a reconciliation process, where estimated deductions to arrive at net profit will be trued-up to actuals and could result in Avalo owing additional amounts to the supplier or vice versa, which would be recognized in cost of product sales.

Aytu BioScience, Inc. (“Aytu”), to which the Company sold its rights, title, and interests in assets relating to certain commercialized products in 2019 (the “Aytu Transaction”), managed Millipred® commercial operations until August 31, 2021 pursuant to a transition services agreement, which included managing the third-party logistics provider and providing accounting reporting services. As a result, Aytu collected cash on behalf of Avalo for revenue generated by sales of Millipred® from the second quarter of 2020 through the third quarter of 2021. The transition services agreement allows Aytu to withhold up to $1.0 million until December 2024. In the second quarter of 2022, Avalo fully reserved the $1.0 million receivable as a result of Aytu’s conclusion within its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, that substantial doubt existed with respect to its ability to continue as a going concern within one year after the date those financial statements were issued. As of December 31, 2023, the total receivable balance was approximately $0.7 million. The receivable remains fully reserved as of December 31, 2023. We will continue to re-assess its collectability each reporting period.

4. Net Loss Per Share

Basic and diluted net loss per share is provided below for common stock for the years ended December 31, 2023 and 2022. Net loss per share for common stock is computed by dividing the sum of distributed earnings and undistributed earnings by the weighted average number of shares outstanding for the period. The weighted average number of common shares outstanding as of December 31, 2023 and 2022 include the weighted average effect of pre-funded warrants, the exercise of which requires nominal consideration for the delivery of the shares of common stock.

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

The following tables set forth the computation of basic and diluted net loss per share of common stock for the years ended December 31, 2023 and 2022 (in thousands, except per share amounts):

Year Ended
December 31, 2023
Common stock
Net loss	$(31,544)
Weighted average shares	277,727
Basic and diluted net loss per share	$(114)

Year Ended
December 31, 2022
Common stock
Net loss	$(41,658)
Weighted average shares	39,202
Basic and diluted net loss per share	$(1,063)

The following outstanding securities at December 31, 2023 and 2022 have been excluded from the computation of diluted weighted shares outstanding, as they could have been anti-dilutive:

	December 31,
	2023	2022
Stock options	7,559	6,082
Warrants on common stock[1]	17,254	1,537
1 The weighted average number of common shares outstanding includes the weighted average outstanding pre-funded warrants for the period because their exercise price was nominal. There were no pre-funded warrants outstanding as of December 31, 2023.

5. Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value standard also establishes a three‑level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2023
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$7,077	$—	$—
Liabilities
Derivative liability	$—	$—	$5,550

	December 31, 2022
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$12,133	$—	$—
Liabilities
Derivative liability	$—	$—	$4,830

*Investments in money market funds are reflected in cash and cash equivalents on the accompanying consolidated balance sheets.

As of December 31, 2023, the Company’s financial instruments included cash and cash equivalents, restricted cash, other receivables, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities, and derivative liability. As of December 31, 2022, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities, derivative liability and debt.

The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts.

Level 1 Valuation

A goodwill impairment loss of $3.9 million was recognized for the year ended December 31, 2023. The fair value of the reporting unit was estimated using the market approach. The Company utilized the closing stock price on the last day of the fiscal year, which is considered a Level 1 input pursuant to ASC 820, to calculate the reporting unit’s fair value. The $3.9 million impairment loss recognized represents the difference between the reporting unit’s carrying value and its fair value. See Note 7 for additional information.

Level 3 Valuation

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the derivative liability for the years ended December 31, 2023 and 2022:

Derivative liability
Balance at December 31, 2022	$4,830
Change in fair value of derivative liability	720
Balance at December 31, 2023	$5,550

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

The economic rights sold include (a) rights to a milestone payment of $20.0 million upon the filing and acceptance of an NDA for AVTX-501 pursuant to an agreement with Janssen Pharmaceutics, Inc. (the “AVTX-501 Milestone”) and (b) rights to any future milestone payments and royalties relating to AVTX-007 under a license agreement with Apollo AP43 Limited, including up to $6.25 million of development milestones, up to $67.5 million in sales-based milestones, and royalty payments of a low single digit percentage of annual net sales (which percentage increases to another low single digit percentage if annual net sales exceed a specified threshold) (the “AVTX-007 Milestones and Royalties”). In addition, Avalo waived all its rights to AVTX-611 sales-based payments of up to $20.0 million that were payable by ES.

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

The fair value of the derivative liability as of the transaction date was approximately $4.8 million, of which $3.5 million was attributable to the AVTX-501 Milestone and $1.3 million was attributable to the AVX-007 Milestones and Royalties. Subsequent to the transaction date, at each reporting period, the derivative liability is remeasured at fair value. As of December 31, 2023, the fair value of the derivative liability was $5.6 million, of which $3.8 million was attributable to the AVTX-501 Milestone and $1.7 million was attributable to the AVTX-007 Milestones and Royalties. For the year ended December 31, 2023, the $0.7 million change in fair value was recognized in other expense, net in the accompanying condensed consolidated statements of operations and comprehensive loss.

The fair value of the AVTX-501 Milestone was primarily driven by an approximate 23% probability of success to reach the milestone in approximately 3.8 years. The fair value of AVTX-007 Milestones and Royalties were primarily driven by approximately 17% probability of success, time to commercialization of approximately 4.8 years, and sales forecasts with peak annual net sales reaching $300 million. As discussed above, these unobservable inputs were estimated by Avalo based on limited publicly available information and therefore could differ from Janssen’s and Apollo’s respective internal development plans. Any changes to these inputs may result in significant changes to the fair value measurement. Notably, the probability of success is the largest driver of the fair value and therefore changes to such input would likely result in significant changes to such fair value.

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

No other changes in valuation techniques or inputs occurred during the years ended December 31, 2023 and 2022. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the years ended December 31, 2023 and 2022.

6. Property and Equipment

Property and equipment as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Furniture and equipment	$248	$280
Computers and software	34	56
Right-of-use assets	1,329	1,750
Leasehold improvements	896	739
Total property and equipment	2,507	2,825
Less accumulated depreciation	(542)	(414)
Property and equipment, net	$1,965	$2,411

Depreciation expense was $0.2 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.

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

The weighted average remaining term of the operating leases at December 31, 2023 was 4.6 years.

Supplemental balance sheet information related to the leased properties include (in thousands):

	As of
	December 31, 2023	December 31, 2022
Property and equipment, net	$1,329	$1,750

Accrued expenses and other current liabilities	$537	$532
Other long-term liabilities	1,366	1,711
Total operating lease liabilities	$1,903	$2,243

The operating lease right-of-use assets are included in property and equipment and the lease liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in the Company’s consolidated balance sheets. The Company utilized a weighted average discount rate of 9.1% to determine the present value of the lease payments.

The components of lease expense for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost*	$460	$493
*Includes short-term leases, which are immaterial.

The following table shows a maturity analysis of the operating lease liability as of December 31, 2023 (in thousands):

Undiscounted Cash Flows
2024	543
2025	547
2026	557
2027	258
2028	201
Thereafter	224
Total lease payments	$2,330
Less implied interest	(427)
Total	$1,903

7. Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2023 was as follows (in thousands):

Goodwill
Balance as of December 31, 2022	$14,409
Goodwill impairment	(3,907)
Balance as of December 31, 2023	$10,502

There were no changes in the carrying amount of goodwill for the year ended December 31, 2022.

The Company consists of one reporting unit. Management evaluates the reporting unit for impairment on an annual basis in the fourth quarter or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying value.

The Company recognized $3.9 million of goodwill impairment loss for the year ended December 31, 2023 as part of its annual goodwill impairment test performed on the last day of the fiscal year. The Company’s market capitalization decreased 69% from September 30, 2023 to December 31, 2023, which occurred primarily in the second half of the fourth quarter and on December 28, 2023, Avalo effected a reverse stock split of the Company’s common stock. Additionally, cash runway continued to decline in the fourth quarter and, as of December 31, 2023, the Company needed to raise additional funds to execute its strategy.

The impairment loss recognized represents the difference between the reporting unit’s carrying value and its fair value as of December 31, 2023. Because the Company consists of one reporting unit, the Company’s carrying value and fair value represent the reporting unit’s carrying value and fair value, respectively. The fair value of the reporting unit was estimated using the market approach. The Company utilized its closing stock price on the last day of the fiscal year, which is considered a Level 1 input pursuant to ASC 820, to calculate the reporting unit’s fair value.

In March 2024, the Company acquired its new lead asset, AVTX-009, and closed a private placement for gross proceeds of up to $185 million. These recent developments could impact future goodwill impairment and the Company will continue to monitor whether any impairment indicators are present prior to its next annual impairment test, which could result in the recognition of additional goodwill impairment losses in future periods.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Research and development	$352	$6,293
Compensation and benefits	580	2,699
Selling, general and administrative	830	1,008
Commercial operations	1,873	1,694
Royalty payment	—	508
Lease liability, current	537	532
Other	—	480
Total accrued expenses and other current liabilities	$4,172	$13,214

9. Cost Reduction Plan

In the first quarter of 2022, the Board approved a cost reduction plan to enable the Company to execute its strategy of prioritizing the development of its most promising programs (the “Plan”). As part of the Plan, a reduction in workforce plan was approved to reduce headcount and related expenses. The reduction in workforce plan, which was considered a one-time termination benefit as defined by ASC 420, Exit or Disposal Cost Obligations. The one-time termination benefits mainly relate to severance payments to separated employees. As a result, the Company recognized $1.5 million of expense in the first quarter of 2022, of which $0.7 million was recognized in research and development expense, and $0.8 million was recognized in selling, general and administrative expense. $1.4 million of severance was paid during the year ended December 31, 2022 and the remaining liability was paid in the year ended December 31, 2023. Additionally, $0.4 million of stock-based compensation expense was recognized in the first quarter of 2022 related to the Plan, which was mainly related to accelerated vesting of certain separated employees’ stock options.

In addition, previously and separately, during the first quarter of 2022, the Company separated certain section 16 executive officers. Each of the former executives were entitled to the benefits provided in their respective separation agreements, which included severance payments to be paid over twelve to eighteen months. As a result, the Company recognized $1.7 million of severance expense during the first quarter of 2022 within selling, general and administrative expenses. Additionally, the Company accelerated the vesting of certain outstanding stock options and extended the exercisability periods, which resulted in $3.9 million of stock-based compensation cost recognized in the first quarter of 2022. Refer to Note 12 for information regarding stock compensation expense related to separations entered into in the first quarter of 2022.

10. Notes Payable

On June 4, 2021, the Company entered into a $35.0 million venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”) and Powerscourt Investments, XXV, LP (“Powerscourt”, and together with Horizon, the “Lenders”). Between June and September 2021, the Company borrowed the full $35.0 million (the “Note”) available under the Loan Agreement. In the second quarter of 2022, the Company, as collectively agreed upon with the Lenders, prepaid $15.0 million of principal and accrued interest. In June of 2023, the Company, as collectively agreed upon with the Lenders, prepaid $6.0 million of principal. On September 22, 2023, the Company and the Lenders entered into a Payoff Letter (the “Payoff Letter”), pursuant to which the Company repaid all outstanding principal, inclusive of the final payment fee, and interest under the Loan Agreement in the aggregate amount of $14.3 million. As a result of the payment, all obligations of the parties under the Loan Agreement were deemed satisfied and terminated.

On June 4, 2021, pursuant to the Loan Agreement, the Company issued warrants to the Lenders to purchase 148 shares of the Company’s common stock with an exercise price of $7,488 per share (the “Warrants”). The Warrants are exercisable for ten years from the date of issuance. Pursuant to the Payoff Letter, Avalo’s obligations under the Warrants shall survive pursuant to the original terms at issuance. The Warrants, which met equity classification, were recognized as a component of permanent stockholders’ equity (deficit) within additional paid-in-capital and were recorded at the issuance date using a relative fair value method.

The Company recognized debt issuance costs and the amount allocated to the warrants as a debt discount on the date of issuance and amortized these costs to interest expense using the effective interest method over the original term of the loan. As a result of the payoff in the third quarter of 2023, the Company accelerated the remaining $0.9 million amortization of the debt discount, which was recognized as interest expense for the year ended December 31, 2023.

Balance sheet information related to the notes payable for the Notes is as follows (in thousands):

As of December 31,
2022

Initial Note	12,139
Second Note	6,070
Third Note	3,035
Notes payable, gross[1]	21,244
Less: Unamortized debt discount and issuance costs	1,828
Carrying value of notes payable	19,416
Less: Current portion	5,930
Carrying value of notes payable, non-current	$13,486

As of December 31, 2023, there were no remaining contractual future principal or interest payments.

11. Capital Structure

Pursuant to the Company's amended and restated certificate of incorporation, as amended, the Company is authorized to issue two classes of stock; common stock and preferred stock. At December 31, 2023, the total number of shares of capital stock the Company was authorized to issue was 205,000,000 of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

Common Stock

At-the-Market Offering Program

On May 4, 2023, the Company entered into an “at-the-market” sales agreement (the “Sales Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), pursuant to which the Company may sell from time to time, shares of its common stock having an aggregate offering price of up to $9,032,567 through Oppenheimer. In August 2023, the Company and Oppenheimer entered into an amendment to the Sales Agreement (the “Amended Sales Agreement”) to increase the aggregate offering amount under the Sales Agreement to $50,000,000 inclusive of shares sold prior to the amendment. During the year ended December 31, 2023, the Company sold approximately 0.7 million shares under the ATM program for net proceeds of approximately $32.5 million.

Exchange Agreement

In May of 2023, the Company entered into an exchange agreement (the “Exchange Agreement”) with entities affiliated with Venrock Healthcare Capital Partners (“Venrock”), pursuant to which the Company exchanged an aggregate of 5,417 shares of the Company’s common stock, par value $0.001 per share, owned by Venrock, for pre-funded warrants (the “Exchanged Warrants”) to purchase an aggregate of 5,417 shares of common stock (subject to adjustment in the event of stock splits, recapitalization and other similar events affecting common stock), with an exercise price of $0.24 per share.

The Exchange Warrants were exercisable at any time, except that the Exchange Warrants would not be exercisable by Venrock if, upon giving effect immediately prior thereto, Venrock would beneficially own more than 9.99% of the total number of issued and outstanding Avalo common stock, which percentage could change at the holders’ election to any amount less than or equal to 19.99% upon 61 days’ notice to the Company. Venrock exercised the Exchanged Warrants in full in September 2023.

In accordance with ASC 505, Equity, in the second quarter of 2023, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and a corresponding impact to additional paid-in-capital and accumulated deficit at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants were classified as equity in accordance with ASC 480, Distinguishing Liabilities from Equity, and the fair value of the Exchange Warrants was recorded as a credit to additional paid-in-capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants.

Q1 2023 Financing

On February 7, 2023, the Company closed an underwritten public offering of 15,717 shares of its common stock and warrants to purchase up to 15,717 shares of common stock, at a combined price to the public of $955 per share and warrant, resulting in net proceeds of approximately $13.7 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. The warrants were immediately exercisable at an exercise price of $1,200 per share and are exercisable for one year from the issuance date, or February 2024. Prior to their expiration in February 2024, none of the warrants were exercised. Armistice, who was a significant stockholder of the Company at the time of the financing, participated in the offering by purchasing 1,875 shares of common stock and 1,875 warrants, on the same terms as all other investors. Certain affiliates of Nantahala Capital Management LLC and Point72 Asset Management, L.P., which each beneficially owned greater than 5% of the Company’s outstanding common stock at the time of the offering, participated in the offering on the same terms as all other investors.

The warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital. The warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such warrants do not provide any guarantee of value or return.

Common Stock Warrants

At December 31, 2023, the following common stock warrants were outstanding:

Number of common shares	Exercise price	Expiration
underlying warrants	per share	date
1,389	$36,000	June 2024
148	$7,488	June 2031
15,717	$1,200	February 2024
17,254

The 15,717 warrants in the table above expired in February 2024.

Refer to Note 15 for information regarding common stock and non-voting convertible preferred stock issued pursuant to the Almata Transaction in March 2024 and non-voting convertible preferred stock and warrants issued pursuant to a private placement financing that closed in March 2024. On an as-converted basis and after accounting for these transactions (including the exercise of the warrants), the total number of shares of Avalo common stock outstanding would be approximately 35.4 million immediately after the close of the transactions.

12. Stock-Based Compensation

2016 Equity Incentive Plan

In April 2016, our board of directors adopted the 2016 Equity Incentive Plan, which was approved by our stockholders in May 2016 and which was subsequently amended and restated in May 2018 and August 2019 with the approval of our board of directors and our stockholders (the “2016 Third Amended Plan”). During the term of the 2016 Third Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year ending on (and including) January 1, 2026, by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. As of December 31, 2023, there were 450 shares available for future issuance under the 2016 Third Amended Plan. On January 1, 2024, pursuant to the terms of the 2016 Third Amended and Restated Plan, an additional 32,070 shares were made available for issuance.

Option grants expire after ten years. Employee options typically vest over four years. Employees typically receive a new hire option grant, as well as an annual grant in the first or second quarter of each year. Options granted to directors typically vest immediately or over a period of one or three years. Directors may elect to receive stock options in lieu of board compensation, which vest immediately. For stock options granted to employees and non-employee directors, the estimated grant date fair market value of the Company’s stock-based awards is amortized ratably over the individuals’ service periods, which is the period in which the awards vest. Stock-based compensation expense includes expense related to stock options, restricted stock units and employee stock purchase plan shares. The amount of stock-based compensation expense recognized for the years ended December 31, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$1,318	$1,249
Selling, general and administrative	2,157	6,305
Total stock-based compensation	$3,475	$7,554

As a result of separation agreements executed in the first quarter of 2022 and in accordance with the terms of the pre-existing employment agreements, in 2022, the Company accelerated the vesting of certain separated employees’ stock options and modified certain awards to extend the exercisability periods. As a result, the Company recognized $4.3 million of compensation cost in the first quarter of 2022, all of which was recognized in selling, general and administrative expense.

Stock options with service-based vesting conditions

The Company has granted stock options that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. The following table summarizes the Company's service-based option activity for the year ended December 31, 2023:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Balance at December 31, 2022	5,734	$6,789	$3,948	6.7
Granted	3,243	$641	$479
Forfeited	(44)	$1,137	$147
Expired	(1,722)	$10,419	$5,966
Balance at December 31, 2023	7,211	$3,192	$1,930	8.3
Exercisable at December 31, 2023	3,517	$5,293	$3,056	7.5

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. As of December 31, 2023, the aggregate intrinsic value of options outstanding and the aggregate intrinsic value of options currently exercisable was zero. There were 2,229 options that vested during the year ended December 31, 2023, with a weighted average exercise price of $2,201 per share. The total grant date fair value of shares which vested during the years ended December 31, 2023 and 2022 was $3.4 million and $9.6 million, respectively.

The Company recognized stock-based compensation expense of $3.3 million and $7.4 million related to stock options with service-based vesting conditions for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, there was $2.8 million of total unrecognized compensation cost related to unvested service-based vesting conditions awards. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.

Stock-based compensation assumptions

The following table shows the assumptions used to compute stock-based compensation expense for stock options with service-based vesting conditions granted under the Black-Scholes valuation model for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
Service-based options	2023			2022
Expected term of options (in years)	5	—	6.25	5	—	6.25
Expected stock price volatility	89.8%	—	146.0%	84.0%	—	93.5%
Risk-free interest rate	3.43%	—	4.13%	1.50%	—	4.25%
Expected annual dividend yield	0%			0%

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
•Expected annual dividend yield: The Company estimated the expected dividend yield based on consideration of its historical dividend experience and future dividend expectations. The Company has never declared or paid dividends to stockholders. Moreover, it does not intend to pay dividends in the future, but instead expects to retain any earnings to invest in the continued growth of the business. Accordingly, the Company assumed an expected dividend yield of 0%.

Stock options with market-based vesting conditions

As of December 31, 2023, there were 348 exercisable stock options that contained market-based vesting conditions (that had been previously satisfied). The options have a weighted average stock price per share of $9,488 and a weighted average remaining contractual term of 0.5 years. There were no stock options with market-based vesting conditions granted, exercised, or forfeited for the year ended December 31, 2023. The Company recognized no stock-based compensation expense related to stock options with market-based vesting conditions for the years ended December 31, 2023 and 2022.

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

The Company initially reserved and authorized up to 174 shares of common stock for issuance under the ESPP. During the term of the ESPP, on January 1 of each calendar year ending on (and including) January 1, 2026, the aggregate number of shares that may be issued under the ESPP automatically increases by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, and (ii) 174 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. As of December 31, 2023, 784 shares remained available for issuance. On January 1, 2024, the number of shares available for issuance under the ESPP increased by 174.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $0.2 million for the years ended December 31, 2023 and 2022.

13. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences or events that have been recognized in our financial statement or tax returns. ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded in our financial statements for the year ended December 31, 2023. Tax years beginning in 2020 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to uncertain tax positions arising in the years ended December 31, 2023 and 2022. It is the Company’s policy to treat interest and penalties, to the extent they arise, as a component of income taxes.

The income tax provision from continuing operations consisted of the following for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Current:
Federal	$—	$—
State	—	—
Total Current	—	—

Deferred:
Federal	24	24
State	(10)	4
Total Deferred	14	28
Net income tax expense	$14	$28

The net deferred tax assets (liabilities) consisted of the following for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Deferred tax assets (liabilities):
Net operating losses	$37,268	$32,393
Tax credits	5,854	5,706
Capitalized research and development	6,945	6,567
Stock-based compensation	3,557	3,532
Basis difference in tangible and intangible assets, net	1,843	2,299
Accrued compensation	118	585
Installment sale and revenue recognition	1,601	1,566
Other reserves	336	395
Lease liability	410	523
Prepaid expenses	(118)	(248)
Right-of-use asset	(286)	(408)
Goodwill	(774)	(702)
Total deferred tax assets, net	56,754	52,208
Less valuation allowance	(56,909)	(52,349)
Net deferred taxes	$(155)	$(141)

As of December 31, 2023, the Company had approximately $160.4 million of gross net operating losses for federal and state tax purposes that do not expire and $3.4 million that will begin to expire in 2031. As of December 31, 2023, the Company had various research tax credits of $5.9 million that will begin to expire in 2038.

The income tax expense for the years ended December 31, 2023 and 2022 differed from the amounts computed by applying the U.S. federal income tax rate of 21% as follows:

	December 31,
	2023	2022
Federal statutory rate	21.00%	21.00%
Goodwill impairment	(2.60)	—
Stock compensation	(1.40)	(2.72)
State taxes	0.03	(0.01)
Research tax credit	0.47	2.01
Other	—	(0.19)
Valuation allowance	(17.54)	(20.15)
Effective income tax rate	(0.04)%	(0.06)%

The valuation allowance recorded by the Company as of December 31, 2023 and 2022, which increased by $4.6 million from the prior year, resulted from the uncertainties of the future utilization of deferred tax assets mainly resulting from net operating loss carry forwards for federal and state income tax purposes as well as the federal research and experimental and orphan drug tax credits. In assessing the realization of deferred tax assets, management considers the reversal of deferred tax liabilities, as well as whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences are expected to reverse. The Company has established deferred tax liabilities for indefinite lived intangible assets consisting of goodwill that are not amortized for financial reporting purposes, but are tax deductible and therefore amortized over 15 years for tax purposes. The Company has concluded that the resulting deferred tax liability will also have an indefinite life unless there is an impairment of the related assets (for financial reporting purposes), or the disposal of the business to which the assets relate. Losses generated in years after 2017 will also have an indefinite life and will be available to offset 80 percent of any federal tax liability and will be available to offset many of the state deferred tax liabilities subject to utilization limits. A portion of existing deferred tax assets will reverse in the future, potentially generating net operating losses that will also be available to offset a portion of the indefinite lived deferred tax liability. Based on the consideration of these facts, the Company concluded it is more likely than not that a significant portion of its remaining gross deferred tax assets less the reversal of deferred tax liabilities will not be realized in the future, accordingly, a full valuation allowance continues to be recorded against the Company’s deferred tax asset as of December 31, 2023 and December 31, 2022.

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or a portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied.

Sections 382 and 383 of the IRC subject the future utilization of net operating losses and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company has undergone an ownership change study through June 2020 and has determined that a "change in ownership" as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, did occur in February 2012, July 2014, and April 2017. Based on the Company having undergone multiple ownership changes throughout the history of these carryforwards, these NOLs will free up at varying rates each year. Subsequent to the changes in ownership previously listed, the NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three‑year period. This could limit the amount of NOLs and research and development credits that the Company can utilize annually to offset future taxable income or tax liabilities. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership after June 30, 2020 and therefore no determination has been made whether the entire NOL carryforward balance is subject to any additional IRC Section 382 limitation. To the extent there is a limitation, which could be significant, there would be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. Subsequent ownership changes may further affect the limitation in future years. All of the Company’s tax years are currently open to examination by each tax jurisdiction in which the Company is subject to taxation.

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

Dispute Notice Settlement

On August 14, 2023, the Company received notice from Apollo AP43 Limited alleging that the Company was in breach of the license agreement between them dated July 29, 2022 by virtue of owing $0.8 million to a service provider under the terms of that license. On January 25, 2024, the Company and Apollo entered into a settlement and release agreement, pursuant to which Avalo agreed to pay Apollo $0.2 million to settle the dispute and Apollo released Avalo from any and all liabilities or claims relating to the dispute that Apollo may have against Avalo from the date of the license agreement through the date of the settlement and release agreement.

The Company recognized the $0.2 million settlement within accrued expenses and other current liabilities within the consolidated balance sheet for the year ended December 31, 2023 and made the payment in the first quarter of 2024.

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

AVTX-009

In the first quarter of 2024, Avalo obtained the rights to an anti-IL-1β mAb (AVTX-009), including the world-wide exclusive license from Eli Lilly and Company (the “Lilly License Agreement”), pursuant to its acquisition of AlmataBio. AlmataBio had previously purchased the rights, title and interest in the asset from Leap Therapeutics, Inc. (“Leap”) in 2023.

Avalo is required to pay up to $70 million based on the achievement of specified development and regulatory milestones. Upon commercialization, the Company is required to pay sales-based milestones aggregating up to $720 million. Additionally, Avalo is required to pay royalties during a country-by-country royalty term equal to a mid-single digit-to-low double digit of Avalo or its sublicensees’ annual net sales.

Refer to the sub-header below entitled “Acquisition Related and Other Contingent Liabilities” for information regarding future development milestones that are payable to the former AlmataBio stockholders.

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

Under the KKC License Agreement, the Company paid KKC an upfront license fee of $10.0 million, which we recognized within research and development expense in 2021. The Company is also required to pay KKC up to an aggregate of $112.5 million based on the achievement of specified development and regulatory milestones. Upon commercialization, the Company is required to pay KKC sales-based milestones aggregating up to $75.0 million, tied to the achievement of annual net sales targets.

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

No expense related to the KKC License Agreement was recognized for the year ended December 31, 2023. There has been no cumulative expense recognized as of December 31, 2023 related to the milestones under the KKC License Agreement. The Company will continue to monitor the milestones at each reporting period.

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

No material expense related to the Sanford Burnham Prebys License Agreement was recognized in the year ended December 31, 2023. There has been no cumulative expense recognized as of December 31, 2023 related to the milestones under this license agreement. The Company will continue to monitor the milestones at each reporting period.

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

No expense related to this license agreement was recognized for the year ended December 31, 2023. There has been $0.5 million of cumulative expense recognized as of December 31, 2023 related to the milestones under this license agreement. The Company will continue to monitor the remaining milestones at each reporting period.

Possible Future Milestone Proceeds for Out-Licensed Compounds

AVTX-301 Out-License

On May 28, 2021, the Company out-licensed its rights in respect of its non-core asset, AVTX-301, to Alto Neuroscience, Inc. (“Alto”). The Company initially in-licensed the compound from an affiliate of Merck & Co., Inc. in 2013.

Under the out-license agreement, the Company received a mid-six-digit upfront payment from Alto, which was recognized as license revenue in 2021. The Company is also eligible to receive up to an aggregate of $18.6 million based on the achievement of specified development, regulatory and commercial sales milestones. Additionally, the Company is entitled to a less than single digit percentage royalty based on annual net sales. Alto is fully responsible for the development and commercialization of the program.

The Company has not recognized any revenue related to the milestones as of December 31, 2023.

AVTX-406 License Assignment

On June 9, 2021, the Company assigned its rights, title, interest, and obligations under an in-license covering its non-core asset, AVTX-406, to ES, a wholly-owned subsidiary of Armistice, who was a significant stockholder of the Company at the time of the transaction. The transaction with ES was approved in accordance with Avalo’s related party transaction policy.

Under the assignment agreement, the Company received a low-six-digit upfront payment from ES, which was recognized as license revenue in 2021. The Company is also eligible to receive up to an aggregate of $6.0 million based on the achievement of specified development and regulatory milestones. Upon commercialization, the Company is eligible to receive sales-based milestone payments aggregating up to $20.0 million tied to annual net sales targets. ES is fully responsible for the development and commercialization of the program.

The Company has not recognized any revenue related to the milestones as of December 31, 2023.

AVTX-800 Series Asset Sale

As discussed in Note 3, on October 27, 2023, the Company sold its rights, title and interests in assets relating to the 800 Series to AUG.

Pursuant to the Purchase Agreement with AUG, the Company received an upfront payment of $0.2 million. Additionally, AUG assumed aggregate liabilities of $0.4 million, which included certain liabilities incurred prior to the date of the Purchase Agreement, costs due and payable between the date of the Purchase Agreement and the closing date, and obligations under 800 Series contracts assumed by AUG. Avalo is also entitled to a contingent milestone payment of 20% of certain amounts, if any, granted to AUG upon sale of any priority review voucher related to the 800 Series compounds granted to AUG by the FDA, net of any selling costs, or $15.0 million for each compound (for a potential aggregate of $45.0 million) if the first FDA approval is for any indication other than a Rare Pediatric Disease (as defined in the Purchase Agreement).

Avalo recognized the upfront fee and assumed liabilities of $0.5 million as license and other revenue for the year ended December 31, 2023. The Company has not recognized any revenue related to the milestones as of December 31, 2023.

Acquisition Related and Other Contingent Liabilities

Almata Transaction Possible Future Milestone Payments

On March 27, 2024, the Company acquired AVTX-009 through its acquisition of AlmataBio. The Company is required to make a cash payment of $7.5 million due to the former AlmataBio stockholders upon the initial closing of the private placement investment, which closed on March 28, 2024. A portion of the consideration for the Almata Transaction includes development milestones to the former AlmataBio stockholders including $5 million due upon the first patient dosed in a Phase 2 trial in patients with hidradenitis suppurativa for AVTX-009 and $15 million due upon the first patient dosed in a Phase 3 trial for AVTX-009, both of which are payable in cash or stock of Avalo (or a combination thereof) at the election of the former AlmataBio stockholders

Aevi Merger Possible Future Milestone Payments

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

The first milestone was the enrollment of a patient in a Phase 2 study related to AVTX-002 (for treatment of pediatric onset Crohn's disease), AVTX-006 (for treatment of any indication), or AVTX-007 (for treatment of any indication) prior to February 3, 2022, which would have resulted in a milestone payment of $2.0 million. The Company did not meet the first milestone prior to February 3, 2022. Therefore, no contingent consideration related to this milestone was recognized as of December 31, 2023 and no future contingent consideration will be recognized.

The second milestone is the receipt of an NDA approval for either AVTX-006 or AVTX-007 from the FDA on or prior to February 3, 2025. If this milestone is met, the Company is required to make a milestone payment of $4.5 million. The contingent consideration related to the second development milestone will be recognized if and when such milestone is probable and can be reasonably estimated. No contingent consideration related to the second development milestone has been recognized as of December 31, 2023. The Company will continue to monitor the second milestone at each reporting period.

Ichorion Asset Acquisition Possible Future Milestone Payments

In September 2018, the Company acquired Ichorion Therapeutics, Inc., including acquiring three compounds for inherited metabolic disorders known as CDGs (AVTX-801, AVTX-802 and AVTX-803) and one other preclinical compound. Consideration for the transaction included shares of Avalo common stock and three future contingent development milestones for the acquired compounds worth up to $15.0 million. All milestones are payable in either shares of the Company's common stock or cash, at the election of Avalo.

The first and second milestone were marketing approval of the first and second product, respectively, by the FDA on or prior to December 31, 2021, which would have resulted in milestone payments of $6.0 million and $5.0 million, respectively. The Company did not meet the first or second milestone as of December 31, 2021. As a result, no contingent consideration related to these milestones was recognized as of December 31, 2023 and no future contingent consideration will be recognized. The third milestone was marketing approval of a protide molecule by the FDA on or prior to December 31, 2023, which would have resulted in a milestone payment of $4.0 million. The Company did not meet the third milestone as of December 31, 2023. As a result, no contingent consideration related to this milestone was recognized as of December 31, 2023 and no future contingent consideration will be recognized.

AVTX-006 Royalty Agreement with Certain Related Parties

In July 2019, Aevi entered into a royalty agreement with, and liabilities thereunder were assumed by, Avalo upon the close of the Aevi Merger in February 2020. The royalty agreement provided certain investors, including LeoGroup Private Investment Access, LLC on behalf of Garry Neil, the Company’s Chief Executive Officer and Chairman of the Board, and Mike Cola, the Company’s former Chief Executive Officer (collectively, the “Investors”), a royalty stream, in exchange for a one-time aggregate payment of $2.0 million (the “Royalty Agreement”). Pursuant to the Royalty Agreement, the Investors will be entitled collectively to an aggregate amount equal to a low-single digit percentage of the aggregate net sales of the Company’s second generation mTORC1/2 inhibitor, AVTX-006. At any time beginning three years after the date of the first public launch of AVTX-006, Avalo may exercise, at its sole discretion, a buyout option that terminates any further obligations under the Royalty Agreement in exchange for a payment to the Investors of an aggregate of 75% of the net present value of the royalty payments. A majority of the independent members of the board of directors and the audit committee of Aevi approved the Royalty Agreement.

Avalo assumed this Royalty Agreement upon closing of the Aevi Merger and it is recorded as a royalty obligation within the Company's accompanying consolidated balance sheet as of December 31, 2023. Because there is a significant related party relationship between the Company and the Investors, the Company has treated its obligation to make royalty payments under the Royalty Agreement as an implicit obligation to repay the funds advanced by the Investors. As the Company makes royalty payments in accordance with the Royalty Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which will result in a corresponding increase in the liability balance.

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

15. Subsequent Events

On March 27, 2024, the Company acquired AVTX-009, a Phase 2-ready anti-IL-1β mAb, through a merger with AlmataBio with and into its wholly owned subsidiary (the “Almata Transaction”). Avalo’s acquisition of AlmataBio was structured as a stock-for-stock transaction whereby all outstanding equity interests in AlmataBio were exchanged in a merger for a combination of Avalo common stock and shares of Avalo non-voting convertible preferred stock, valued at approximately $15 million, resulting in the issuance of approximately 0.2 million shares of Avalo common stock and approximately 2,400 shares of non-voting convertible preferred stock. In addition, a cash payment of $7.5 million is due to the former AlmataBio stockholders upon the initial closing of the private placement investment discussed below. Avalo is also required to pay development milestones to the former AlmataBio stockholders, including $5 million due upon the first patient dosed in a Phase 2 trial in patients with hidradenitis suppurativa for AVTX-009 and $15 million due upon the first patient dosed in a Phase 3 trial for AVTX-009, both of which are payable in cash or stock of Avalo (or a combination thereof) at the election of the former AlmataBio stockholders, subject to the terms and conditions of the definitive merger agreement.

On March 28, 2024, Avalo closed a private placement investment with institutional investors to raise up to $185 million in which the investors were issued (i) an aggregate of $115.6 million of non-voting convertible preferred stock, resulting in the issuance of approximately 19,900 shares of non-voting convertible preferred stock and and (ii) warrants to purchase up to an aggregate of approximately 12.0 million shares of Avalo’s common stock or non-voting convertible preferred stock, subject to the terms and conditions set forth in the warrant agreement for an aggregate exercise price of $69.4 million. The warrants are exercisable for approximately $5.80 per underlying share of common stock until the earlier of five years from the date of issuance or 30 days after the public announcement of the first patient dosed in a Phase 2 trial of AVTX-009 in HS. After deducting estimated transaction costs from both the private placement financing and the acquisition of AlmataBio, Avalo expects net upfront proceeds to be approximately $105 million. The estimated transaction costs do not include the $7.5 million cash payment due to former AlmataBio stockholders upon the initial closing of the private placement investment.

Subject to Avalo stockholder approval, each share of Avalo non-voting convertible preferred stock (i) issued to former AlmataBio stockholders and ii) pursuant to the private placement investment will automatically convert to 1,000 shares of common stock, subject to certain beneficial ownership limitations set by each holder. The non-voting convertible preferred stock holds no voting rights. On an as-converted basis and after accounting for these transactions (excluding the exercise of the warrants), the total number of shares of Avalo common stock outstanding would be approximately 23.4 million immediately after the close of the transactions.

Current officers of the Avalo will continue to lead the Company and no person affiliated with AlmataBio will become an officer or employee of Avalo. Pursuant to the acquisition, Jonathan Goldman, M.D. was appointed to Avalo’s Board of Directors effective on the closing of the transaction. Samantha Truex and Aaron Kantoff were appointed to Avalo’s Board of Directors upon close of the private placement financing. The five existing Avalo directors will continue in their roles.

Avalo will evaluate the accounting impact of the Almata Transaction and private placement in the first quarter of 2024.