Form 10-Q
period 2024-03-31
Avalo Therapeutics, Inc.
filed 2024-05-13
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2024
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
As of May 8, 2024, the registrant had 1,034,130 shares of common stock outstanding.

AVALO THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2024

				Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		a)	Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023	3

		b)	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2024 and 2023	5

		c)	Condensed Consolidated Statements of Preferred Stock and Changes in Stockholders’ (Deficit) Equity (Unaudited) for the Three Months Ended March 31, 2024 and 2023	6

		d)	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2024 and 2023	7

		e)	Notes to Unaudited Condensed Consolidated Financial Statements	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		30

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		38

	Item 4.	Controls and Procedures		38

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings		39

	Item 1A.	Risk Factors		39

	Item 6.	Exhibits		40

	SIGNATURES			42

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$110,177	$7,415
Other receivables	35	136
Prepaid expenses and other current assets	997	843
Restricted cash, current portion	4	1
Total current assets	111,213	8,395
Property and equipment, net	1,882	1,965
Goodwill	10,502	10,502
Restricted cash, net of current portion	131	131
Total assets	$123,728	$20,993
Liabilities, mezzanine equity and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$916	$446
Accrued expenses and other current liabilities	7,383	4,172
Warrant liability	194,901	—
Contingent consideration	12,500	—
Total current liabilities	215,700	4,618
Royalty obligation	2,000	2,000
Deferred tax liability, net	162	155
Derivative liability	5,670	5,550
Other long-term liabilities	1,281	1,366
Total liabilities	224,813	13,689
Mezzanine equity:
Series C Preferred Stock—$0.001 par value; 34,326 and 0 shares of Series C Preferred Stock authorized at March 31, 2024 and December 31, 2023, respectively; 22,358 and 0 shares of Series C Preferred Stock issued and outstanding at March 31, 2024 and December 31, 2023, respectively	11,457	—
Series D Preferred Stock—$0.001 par value; 1 and 0 shares of Series D Preferred Stock authorized at March 31, 2024 and December 31, 2023, respectively; 1 and 0 shares of Series D Preferred Stock issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Series E Preferred Stock—$0.001 par value; 1 and 0 shares of Series E Preferred Stock authorized at March 31, 2024 and December 31, 2023, respectively; 1 and 0 shares of Series E Preferred Stock issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Stockholders’ (deficit) equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at March 31, 2024 and December 31, 2023; 1,034,130 and 801,746 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	343,881	342,437
Accumulated deficit	(456,424)	(335,134)
Total stockholders’ (deficit) equity	(112,542)	7,304
Total liabilities, mezzanine equity and stockholders’ (deficit) equity	$123,728	$20,993

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Product revenue, net	$—	$475
Total revenues, net	—	475

Operating expenses:
Cost of product sales	(80)	551
Research and development	2,116	6,008
Acquired in-process research and development	27,538	—
General and administrative	3,193	2,708
Total operating expenses	32,767	9,267
	(32,767)	(8,792)
Other expense:
Excess of warrant fair value over private placement proceeds	(79,276)	—
Private placement transaction costs	(9,220)	—
Change in fair value of derivative liability	(120)	(180)
Interest income, net	100	(949)
Other expense, net	—	(26)
Total other expense, net	(88,516)	(1,155)
Loss before taxes	(121,283)	(9,947)
Income tax expense	7	8
Net loss and comprehensive loss	$(121,290)	$(9,955)
Net loss per share of common stock, basic and diluted[1]	$(141)	$(204)

1 Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-240 reverse stock split effected on December 28, 2023. See Note 1 for details.

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Preferred Stock and Changes in Stockholders’ (Deficit) Equity (Unaudited)
(In thousands, except share amounts)

	Preferred Stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	(deficit) equity
Three Months Ended March 31, 2024
Balance, December 31, 2023	—	—	801,746	$1	$342,437	$(335,134)	$7,304
Impact of reverse split fractional share round-up	—	—	60,779	—	—	—	—
Issuance of common stock pursuant to Almata Transaction	—	—	171,605	—	815	—	815
Issuance of Series C Preferred Stock pursuant to Almata Transaction	2,412	11,457	—	—	—	—	—
Issuance of Series C Preferred Stock in private placement	19,946	—	—	—	—	—	—
Issuance of Series D Preferred Stock in private placement	1	—
Issuance of Series E Preferred Stock in private placement	1	—
Stock-based compensation	—	—	—	—	629	—	629
Net loss	—	—	—	—	—	(121,290)	(121,290)
Balance, March 31, 2024	22,360	$11,457	1,034,130	$1	$343,881	$(456,424)	$(112,542)

	Preferred Stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares[1]	Amount[1]	capital[1]	deficit	deficit
Three Months Ended March 31, 2023
Balance, December 31, 2022	—	—	39,294	$—	$292,909	$(303,824)	$(10,915)
Issuance of shares of common stock and warrants in underwritten public offering, net	—	—	15,709	—	13,748	—	13,748
Stock-based compensation	—	—	—	—	855	—	855
Net loss	—	—	—	—	—	(9,955)	(9,955)
Balance, March 31, 2023	—	$—	55,003	$—	$307,512	$(313,779)	$(6,267)

1 Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-240 reverse stock split effected on December 28, 2023. See Note 1 for details.
See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(121,290)	$(9,955)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	34	33
Stock-based compensation	629	855
Acquired in-process research and development	27,538	—
Excess of warrant fair value over private placement proceeds	79,276	—
Transaction costs paid pursuant to private placement	7,013	—
Transaction costs payable upon exercise of warrants issued in private placement	1,734	—
Change in fair value of derivative liability	120	180
Accretion of debt discount	—	350
Deferred taxes	7	8
Changes in assets and liabilities:
Other receivables	101	1,062
Inventory, net	—	1
Prepaid expenses and other assets	(154)	(337)
Lease incentive	158	—
Accounts payable	470	2,683
Deferred revenue	—	22
Accrued expenses and other liabilities	(1,652)	(4,941)
Lease liability, net	(186)	(13)
Net cash used in operating activities	(6,202)	(10,052)
Investing activities
Cash assumed from Almata Transaction	356	—
Leasehold improvements	—	(158)
Disposal of property and equipment	—	25
Net cash provided by (used in) investing activities	356	(133)
Financing activities
Proceeds from private placement investment, gross	115,625	—
Transaction costs paid pursuant to private placement	(7,013)	—
Proceeds from issuance of common stock and pre-funded warrants in underwritten public offering, net	—	13,748
Net cash provided by financing activities	108,612	13,748
Increase in cash, cash equivalents and restricted cash	102,766	3,563
Cash, cash equivalents, and restricted cash at beginning of period	7,546	13,318
Cash, cash equivalents, and restricted cash at end of period	$110,312	$16,881
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$704
Supplemental disclosures of non-cash activities
Issuance of common stock and Series C Preferred Stock pursuant to Almata Transaction	$12,727	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2024	2023
Cash and cash equivalents	$110,177	$16,687
Restricted cash, current	4	63
Restricted cash, non-current	131	131
Total cash, cash equivalents and restricted cash	$110,312	16,881

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

On March 27, 2024, the Company acquired AVTX-009, a Phase 2-ready anti-IL-1β mAb, through a merger with AlmataBio, Inc. (“AlmataBio”) with and into its wholly owned subsidiary (the “Almata Transaction”). Additionally, on March 28, 2024, the Company closed a private placement investment for up to $185 million in gross proceeds, including initial upfront gross investment of $115.6 million. The upfront net proceeds were approximately $108.1 million after deducting transaction costs. The Company could receive up to an additional $69.4 million of gross proceeds upon the exercise of warrants issued in the financing.

Liquidity

Since inception, we have incurred significant operating and cash losses from operations. We have primarily funded our operations to date through sales of equity securities, out-licensing transactions and sales of assets.

For the three months ended March 31, 2024, Avalo generated a net loss of $121.3 million and negative cash flows from operations of $6.2 million. As of March 31, 2024, Avalo had $110.2 million in cash and cash equivalents. In March 2024, the Company closed a private placement investment for up to $185 million in gross proceeds, including an initial upfront gross investment of $115.6 million. Net proceeds were $108.1 million after deducting transaction costs. The Company could receive up to an additional $69.4 million of gross proceeds upon the exercise of warrants issued in the financing.

Based on our current operating plans, we expect that our existing cash and cash equivalents are sufficient to fund operations for at least twelve months from the filing date of this Quarterly Report on Form 10-Q and we expect current cash on hand to fund operations into 2027. The Company closely monitors its cash and cash equivalents and seeks to balance the level of cash and cash equivalents with our projected needs to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. We may need to satisfy our future cash needs through sales of equity securities under the Company’s ATM program or otherwise, out-licensing transactions, strategic alliances/collaborations, sale of programs, and/or mergers and acquisitions. There can be no assurance that any financing or business development initiatives can be realized by the Company, or if realized, what the terms may be. Further, if the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. To the extent that we raise capital through the sale of equity, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The condensed consolidated balance sheet at December 31, 2023 has been derived from audited financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”).

The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the December 31, 2023 audited consolidated financial statements.

On December 28, 2023, Avalo effected a 1-for-240 reverse stock split of the outstanding shares of the Company’s common stock and began trading on a split-adjusted basis on December 29, 2023. The Company retroactively applied the reverse stock split to common share and per share amounts for periods prior to December 28, 2023, including the unaudited consolidated financial statements for the quarter ended March 31, 2023. Additionally, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately. Avalo retroactively applied such adjustments in the notes to consolidated financial statements for periods presented prior to December 28, 2023, including the quarter ended March 31, 2023. The reverse stock split did not reduce the number of authorized shares of common and preferred stock and did not alter the par value.

Unless otherwise indicated, all amounts in the following tables are in thousands except share and per share amounts.

Significant Accounting Policies

During the three months ended March 31, 2024, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 29, 2024, except for the policies related to asset acquisitions and warrant liability as described below.

Asset Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further determination is required as to whether the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded on the consolidated statement of operations. The assessment of whether the warrants are accounted for as equity-classified or liability-classified instruments is re-evaluated on a periodic basis.

3. Asset Acquisition

Almata Transaction

On March 27, 2024, the Company acquired AVTX-009, a Phase 2-ready anti-IL-1β mAb, through a merger with AlmataBio with and into its wholly owned subsidiary. The Company’s acquisition of AlmataBio was structured as a stock-for-stock transaction whereby all outstanding equity interests in AlmataBio were exchanged in a merger for a combination of the Company’s common stock and shares of the Company’s Series C Preferred Stock, resulting in the issuance of 171,605 shares of Company common stock and 2,412 shares of Series C Preferred Stock. Subject to Company stockholder approval, each share of Company Series C Preferred Stock (i) issued to former AlmataBio stockholders and ii) pursuant to the private placement investment will automatically convert to 1,000 shares of common stock, subject to certain beneficial ownership limitations. The Series C Preferred Stock holds no voting rights.

In addition to the shares issued, a cash payment of $7.5 million was due to the former AlmataBio stockholders upon the closing of a private placement investment. The private placement closed on March 28, 2024 and the Company paid the $7.5 million in April 2024. The Company is also required to pay potential development milestone payments to the former AlmataBio stockholders, including $5.0 million due upon the first patient dosed in a Phase 2 trial in patients with HS for AVTX-009 and $15.0 million due upon the first patient dosed in a Phase 3 trial for AVTX-009, both of which are payable in cash, Avalo stock, or a combination thereof at the election of the former AlmataBio stockholders, subject to the terms and conditions of the definitive merger agreement.

The Company has been determined to be the acquiring company for accounting purposes. In connection with the Almata Transaction, substantially all of the consideration paid is allocable to the fair value of acquired in-process research and development (“IPR&D”), specifically AVTX-009, and as such the acquisition is treated as an asset acquisition. The Company initially recognized AlmataBio’s assets and liabilities by allocating the accumulated cost of the acquisition based on their relative fair values, as estimated by management. The net assets acquired as of the transaction date have been combined with the assets, liabilities, and results of operations of the Company on consummation of the Almata Transaction. In accordance with ASC 730, Research and Development, the portion of the consideration allocated to the acquired IPR&D, specifically AVTX-009, based on its relative fair value, is included as an operating expense as there is no alternative future use.

Below is a summary of the total consideration, assets acquired and the liabilities assumed in connection with the Almata Transaction (in thousands):

Three Months Ended March 31, 2024
Stock consideration[1]	$12,272
Milestone payment due upon close of private placement investment[2]	7,500
Milestone payment due upon first patient dosed in a Phase 2 trial[2]	5,000
Transaction costs	2,402
Total GAAP Purchase Price at Close	$27,174

Acquired IPR&D	$27,538
Cash	356
Accrued expenses and other current liabilities	(720)
Total net assets acquired and liabilities assumed	$27,174

1 Equal to the aggregate common shares issued of 171,605 and the aggregate preferred shares issued of 2,412 (as-converted to 2,412,000 shares of common stock), multiplied by the Company’s closing stock price of $4.75 on March 27, 2024.

2 Avalo deemed these milestones probable and estimable as of the transaction close date and therefore included them as part of the GAAP purchase price at close. The first milestone payment due upon the close of the private placement investment was met on March 28, 2024 and was paid on April 1, 2024.

The cost to acquire the IPR&D asset related to AVTX-009 was expensed on the date of the Almata Transaction as it was determined to have no future alternative use. Accordingly, costs associated with the Almata Transaction to acquire the asset were expensed as incurred in acquired IPR&D.

4. Revenue

The Company’s license and supply agreement for Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions, ended on September 30, 2023, and therefore there was no net product revenues for the three months ended March 31, 2024. Avalo considered Millipred® a non-core asset. Historically, the Company sold Millipred® in the United States primarily through wholesale distributors, who accounted for substantially all of the Company’s net product revenues and trade receivables. For the three months ended March 31, 2023, the Company recognized net product revenue of $0.5 million.

The Company will continue to monitor estimates for commercial liabilities, such as sales returns. As additional information becomes available, the Company could recognize expense (or a benefit) for differences between actuals or updated estimates to the reserves previously recognized. Pursuant the Millipred® license and supply agreement, Avalo was required to pay the supplier fifty percent of the net profit of the Millipred® product following each calendar quarter, subject to a $0.5 million quarterly minimum payment dependent on Avalo reaching certain net profit amounts as stipulated in the agreement. The profit share commenced on July 1, 2021 and ended on September 30, 2023. Within twenty-five months of September 30, 2023, the net profit share is subject to a reconciliation process where estimated deductions to arrive at net profit will be trued-up to actuals and could result in Avalo owing additional amounts to the supplier or vice versa, which would be recognized in cost of product sales.

Aytu BioScience, Inc. (“Aytu”), to which the Company sold its rights, title, and interests in assets relating to certain commercialized products in 2019 (the “Aytu Transaction”), managed Millipred® commercial operations until August 31, 2021 pursuant to transition service agreements, which included managing the third-party logistics provider. As a result, Aytu collected cash on behalf of Avalo for revenue generated by sales of Millipred® from the second quarter of 2020 through the third quarter of 2021. The transition services agreement allows Aytu to withhold up to $1.0 million until December of 2024. In the second quarter of 2022, Avalo fully reserved the receivable as a result of Aytu’s conclusion within its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 that substantial doubt existed with respect to its ability to continue as a going concern within one year after the date those financial statements were issued. As of March 31, 2024, the total receivable balance was approximately $0.6 million and remains fully reserved as of March 31, 2024. We will continue to reassess its collectability each reporting period.

5. Net Loss Per Share

The Company had two classes of stock outstanding during the three months ended March 31, 2024, common stock and preferred stock, and had only common stock outstanding during the three months ended March 31, 2023. The Company computes net loss per share using the two-class method, as the Series C Preferred Stock participates in distributions with the Company’s common stock. The two-class method of computing net loss per share is an earnings allocation formula that determines net loss for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings. As the Company is in a net loss position for the three months ended March 31, 2024, the two-class method of computing net loss per share results in no allocation of undistributed losses to participating securities.

Basic net loss per share for common stock is computed by dividing the sum of distributed earnings by the weighted average number of shares outstanding for the period. The weighted average number of common shares outstanding as of March 31, 2023 includes the weighted average effect of pre-funded warrants, the exercise of which required nominal consideration for the delivery of the shares of common stock. There were no pre-funded warrants outstanding as of March 31, 2024.

Diluted net loss per share may include the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock units, which are included under the “treasury stock method” when dilutive; (ii) common stock to be issued upon the exercise of outstanding warrants, which are included under the “treasury stock method” when dilutive, and (iii) preferred stock under the if-converted method. Because the impact of these items is anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

The following tables set forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2024 and March 31, 2023 (in thousands, except share and per share amounts):

Three Months Ended March 31, 2024
Common stock

Net loss	$(121,290)
Weighted average shares	859,381
Basic and diluted net loss per share	$(141)

As the Company is in a net loss position as of March 31, 2024, the two-class method of computing net loss per share results in no allocation of undistributed losses to participating securities. As such, there is no allocation of undistributed losses to the Series C Preferred Stock outstanding for the three months ended March 31, 2024, and therefore the preferred stock is not reflected in the above table.

Three Months Ended March 31, 2023
Common stock

Net loss	$(9,955)
Weighted average shares	48,845
Basic and diluted net loss per share	$(204)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the three months ended March 31, 2024 and 2023, as they could have been anti-dilutive:

	Three Months Ended
	March 31,
	2024	2023
Stock options	7,543	7,558
Warrants on common stock[1]	11,969,063	17,254
Series C Preferred Stock (as-converted to common stock)[2]	22,357,897	—
1 The weighted average number of common shares outstanding for the three months ended March 31, 2023 includes the weighted average outstanding pre-funded warrants for the period because their exercise price was nominal. There were no pre-funded warrants outstanding as of March 31, 2024.
2 Subject to stockholder approval, each share of the Company’s Series C Preferred Stock will automatically convert to 1,000 shares of common stock, subject to certain beneficial ownership limitations.

6. Fair Value Measurements

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2024
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$104,776	$—	$—
Liabilities
Derivative liability	$—	$—	$5,670
Warrant liability	$—	$—	194,901

	December 31, 2023
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$7,077	$—	$—
Liabilities
Derivative liability	$—	$—	$5,550

*Investments in money market funds are reflected in cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2024, the Company’s financial instruments included cash and cash equivalents, restricted cash, other receivables, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities, derivative liability, and warrant liability. As of December 31, 2023, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities, and derivative liability.

The carrying amounts reported in the accompanying unaudited condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts.

Level 3 Valuation

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability and derivative liability for the three months ended March 31, 2024:

	Warrant liability	Derivative liability	Total
Balance at December 31, 2023	$—	$5,550	$5,550
Initial valuation of warrant liability	194,901	—	194,901
Change in fair value	—	120	120
Balance at March 31, 2024	$194,901	$5,670	$200,571

	Warrant liability	Derivative liability	Total
Balance at December 31, 2022	$—	$4,830	$4,830
Initial valuation of warrant liability	—	—	—
Change in fair value	—	180	180
Balance at March 31, 2023	$—	$5,010	$5,010

Warrant liability

On March 28, 2024, the Company closed a private placement investment with institutional investors in which the investors received (i) 19,946 shares of non-voting convertible preferred stock (the “Series C Preferred Stock”) and (ii) warrants to purchase up to an aggregate of 11,967,526 shares of Avalo’s common stock (or a number of shares of Series C Preferred Stock convertible into the number of shares of common stock the warrant is then exercisable into). Refer to Note 10 - Capital Structure and sub-header “Q1 2024 Financing” for more information regarding the warrants.

The Company determined that the warrants do not satisfy the conditions to be accounted for as equity instruments. As the warrants do not meet the equity contract scope exception, the Company classified the warrants as a derivative liability upon issuance.

The Company’s warrant liability is measured at fair value each reporting period utilizing the Black-Scholes option pricing model, which requires assumptions including the value of the stock on the measurement date, exercise price, expected term, expected volatility, and the risk-free interest rate. Certain assumptions, including the expected term and expected volatility, are subjective and require judgment to develop. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our warrant liability could be materially different.

The closing stock price of Avalo’s common stock on March 28, 2024, which was the date the transaction closed, as well as the last trading day of the first quarter of 2024, was the main driver of the fair value of the warrant liability. Future increases or decreases to the stock price at each reporting period will drive increases or decreases, respectively, to the fair value of the warrant liability. The expected term was estimated based on when the Company expects the first patient dosed in a Phase 2 trial of AVTX-009 in hidradenitis suppurativa (the “Dosing Date”), to occur. If the Dosing Date occurs earlier or later than expected, then the expected term will decrease or increase, respectively, which may decrease or increase, respectively, the value of the warrant liability. Expected volatility is based on a blend between the Company’s historical volatility and the volatility of comparable peer companies. The risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the expected term. The warrant liability was classified as a Level 3 instrument as its value was based on unobservable market inputs. The inputs utilized include the following:

As of March 31, 2024
Common stock price	$21.75
Expected term (in years)	0.5
Expected volatility	109%
Risk-free rate	5.35%
Exercise price	$5.796933
Dividend yield rate	—%

The initial measurement of the warrant liability of $194.9 million exceeded the proceeds received from the private placement investment of $115.6 million, which resulted in a $79.3 million loss recognized in other expense, net. Subsequently, the warrants are carried at fair value with changes in fair value recognized in the Company’s consolidated statements of operations and comprehensive loss until either exercised or expired.

Derivative liability

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

The fair value of the derivative liability as of the transaction date was approximately $4.8 million, of which $3.5 million was attributable to the AVTX-501 Milestone and $1.3 million was attributable to the AVTX-007 Milestones and Royalties. Subsequent to the transaction date, at each reporting period, the derivative liability is remeasured at fair value. As of March 31, 2024, the fair value of the derivative liability was $5.7 million, of which $3.8 million was attributable to the AVTX-501 Milestone and $1.9 million was attributable to the AVTX-007 Milestones and Royalties. For the three months ended March 31, 2024, the $0.1 million change in fair value was recognized in other expense, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The fair value of the AVTX-501 Milestone was primarily driven by an approximate 23% probability of success to reach the milestone in approximately 3.6 years. The fair value of AVTX-007 Milestones and Royalties was primarily driven by an approximate 17% probability of success, time to commercialization of approximately 4.6 years, and sales forecasts with peak annual net sales reaching $300 million. As discussed above, these unobservable inputs were estimated by Avalo based on limited publicly available information and therefore could differ from Janssen and Apollo’s internal development plans. Any changes to these inputs may result in significant changes to the fair value measurement. Notably, the probability of success is the largest driver of the fair value and therefore changes to such input would likely result in significant changes to such fair value.

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

No changes in valuation techniques or inputs occurred during the three months ended March 31, 2024 and 2023. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2024 and 2023.

7. Leases

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

The weighted average remaining term of the operating leases at March 31, 2024 was 4.4 years.

Supplemental balance sheet information related to the leased properties include (in thousands):

	As of
	March 31, 2024	December 31, 2023
Property and equipment, net	$1,280	$1,329

Accrued expenses and other current liabilities	$545	$537
Other long-term liabilities	1,281	1,366
Total operating lease liabilities	$1,826	$1,903

The operating lease right-of-use (“ROU”) assets are included in property and equipment, net and the lease liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in our unaudited condensed consolidated balance sheets. The Company utilized a weighted average discount rate of 9.1% to determine the present value of the lease payments.

The components of lease expense for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost*	$108	$120
*Includes short-term leases, which are immaterial.

The following table shows a maturity analysis of the operating lease liabilities as of March 31, 2024 (in thousands):

Undiscounted Cash Flows
April 1, 2024 through December 31, 2024	$407
2025	553
2026	563
2027	259
2028	201
2029	207
Thereafter	17
Total lease payments	$2,207
Less implied interest	(381)
Total	$1,826

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Research and development	$329	$352
Compensation and benefits	752	580
General and administrative (including asset acquisition related transaction costs)	1,934	830
Private placement investment transaction costs	2,034	—
Commercial operations	1,789	1,873
Lease liability, current	545	537
Total accrued expenses and other current liabilities	$7,383	$4,172

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

On June 4, 2021, pursuant to the Loan Agreement, the Company issued warrants to the Lenders to purchase 148 shares of the Company’s common stock with an exercise price of $7,488 per share (the “Warrants”). The Warrants are exercisable for ten years from the date of issuance. Pursuant to the Payoff Letter, Avalo’s obligations under the Warrants shall survive pursuant to the original terms at issuance. The Warrants, which met equity classification, were recognized as a component of permanent stockholders’ (deficit) equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method. The Company recognized debt issuance costs and the amount allocated to the warrants as a debt discount on the date of issuance and amortized these costs to interest expense using the effective interest method over the original term of the loan. As a result of the payoff in the third quarter of 2023, the Company accelerated the remaining $0.9 million amortization of the debt discount, which was recognized as interest expense in the third quarter of 2023.

10. Capital Structure

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock, common stock and preferred stock. At March 31, 2024, the total number of shares of capital stock the Company was authorized to issue was 205,000,000, of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

Almata Transaction

On March 27, 2024, the Company acquired AlmataBio in which the former AlmataBio stockholders received (i) 171,605 shares of the Company’s common stock and (ii) 2,412 shares of the Company’s Series C Preferred Stock. Subject to the Requisite Stockholder Approval, the date Company shareholders approve the issuance of common stock for conversion of Series C Preferred Stock and for exercise of warrants, each share of the Series C Preferred Stock issued to former AlmataBio stockholders will automatically convert to 1,000 shares of common stock, subject to certain beneficial ownership limitations. The Series C Preferred Stock holds no voting rights. Refer to Note 3 - Asset Acquisition for more information regarding the acquisition and refer to sub-header “Series C Preferred Stock” within the “Q1 2024 Financing” section below for more information regarding the Series C Preferred Stock issued pursuant to the Almata Transaction.

Q1 2024 Financing

On March 28, 2024, the Company closed a private placement investment with institutional investors in which the investors received (i) 19,946 shares of non-voting convertible preferred stock, the Series C Preferred Stock, and (ii) warrants to purchase up to an aggregate of 11,967,526 shares of Avalo’s common stock (or a number of shares of Series C Preferred Stock convertible into the number of shares of common stock the warrant is then exercisable into), resulting in upfront gross proceeds of $115.6 million. Net proceeds were $108.1 million after deducting transaction costs. The Company could receive up to an additional $69.4 million of gross proceeds upon the exercise of the warrants.

Warrants on common stock or Series C Preferred Stock issued in Q1 2024 Financing

The warrants are exercisable via gross physical settlement for $5.796933 per underlying share of common stock (or a number of shares of Series C Preferred Stock convertible into the number of shares of common stock the warrant is then exercisable into). The warrants will become exercisable on (i) March 28, 2024, if exercised for shares of Series C Preferred Stock, or (ii) upon receipt of Requisite Stockholder Approval if exercised for shares of common stock. The warrants will expire on the earlier of (y) the fifth anniversary of the date of issuance or (z) the Dosing Date (as defined in Note 6 - Fair Value Measurements), provided that if the Requisite Stockholder Approval has not been received by the Dosing Date, then the warrants will expire on the earlier of the (A) the fifth anniversary of the date of issuance or (B) thirty-first day following receipt of the Requisite Stockholder Approval. The warrants include anti-dilution protection provisions.

The Company determined that the warrants do not satisfy the conditions to be accounted for as equity instruments. As the warrants do not meet the equity contract scope exception, the Company classified the warrants as a derivative liability upon issuance. The initial measurement of the warrant at fair value exceeded the proceeds received such that the difference between the initial fair value of the warrants and net upfront cash proceeds is recognized in the income statement as a loss. Subsequently, the warrants are carried at fair value with changes in fair value recognized in the Company’s unaudited consolidated statements of operations and comprehensive loss until either exercised or expired. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. See Note 6 - Fair Value Measurement for a description of the warrant’s valuation methodology.

No warrants were exercised for the quarterly period ended on March 31, 2024.

Upon exercise of the warrants, the Company will pay an additional amount of transaction costs to a third-party financial institution, based on 2.5% gross proceeds received from the exercise. As the warrants are in the money as of the quarterly period ended March 31, 2024, the Company has recognized $1.7 million for transaction costs within other expense, net. The Company also incurred an additional $7.5 million of transaction costs related to the private placement investment which were expensed within other expense, net.

Series C Preferred Stock issued in the Almata Transaction and Q1 2024 Financing

As of March 31, 2024, the Company had 5,000,000 shares of Preferred Stock authorized, of which 34,326 have been designated as Series C Preferred Stock. As of March 31, 2024, there were 22,358 shares of Series C Preferred Stock outstanding, with a par value of $0.001 per share. The Series C Preferred Stock have no voting rights, no liquidation preference, and are not redeemable. In the event of any liquidation, dissolution or winding up of the Company, Series C Preferred Stock are entitled to be paid out of the assets with the Company legally available for distribution to its stockholders on an as-converted and pari-passu basis with common stock. The Series C Preferred Stock is subject to broad-based weighted average anti-dilution protection for certain issuances of common stock and securities convertible into common stock. The Series C Preferred Stock are entitled to receive dividends equal to and in the same form, and in the same manner, based on the then-current conversion ratio as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of the common stock. Upon Requisite Stockholder Approval, each share of Series C Preferred Stock (i) issued to the former AlmataBio stockholders (as discussed above) and (ii) pursuant to the private placement investment will automatically convert to 1,000 shares of common stock, subject to certain beneficial ownership limitations.

The Series C Preferred Stock is contingently redeemable outside the control of the Company such that the Series C Preferred Stock is recognized outside of permanent equity. The carrying value of Series C Preferred Stock issued to the former AlmataBio stockholders pursuant to the Almata Transaction of $11.5 million is recognized outside of stockholder’s (deficit) equity on the Company’s unaudited consolidated balance sheet. No amounts were allocated to the Series C Preferred Stock issued pursuant to the Q1 2024 Financing because the initial fair value of the warrants exceeded gross proceeds received for the issuance of the private placement bundle that included both Series C Preferred Stock and warrants. The Series C Preferred Stock is not remeasured to redemption value until the shares are probable of becoming redeemable for cash. As of March 31, 2024, the Company expects to have sufficient authorized and unissued shares to settle the Series C Preferred Stock upon Requisite Stockholder Approval, and therefore it is not probable that the Series C Preferred Stock would be redeemable for cash as of the balance sheet date.

As of March 31, 2024, no Series C Preferred Stock were converted to common stock.

Series D and Series E Preferred Stock issued in the Q1 2024 Financing

As a condition to the Q1 2024 Financing, a single Series D Preferred Stock and a single Series E Preferred Stock were issued to two institutional investors that participated in the private placement. Both the Series D and the Series E Preferred Stock have a par value and liquidation preference of $0.001 per share. The Series D and Series E Preferred Stock do not have voting rights, are not entitled to dividends, and are not convertible into common stock. The holders of the Series D and Series E Preferred Stock have the option to require the Company to redeem their shares at a price equal to the par value at any time. The Company retains the right to redeem the Series D and Series E Preferred Stock at a price equal to the par value if the holder owns less than a certain threshold of the Company’s outstanding common stock. While the Series D and Series E Preferred Stock do not provide the holders with substantive economics, the Series D and Series E Preferred Stock were issued solely to allow for the institutional investors to appoint a director to the Company’s board of directors.

Common Stock Warrants

At March 31, 2024, the following common stock warrants were outstanding:

Number of common shares	Exercise price		Expiration
underlying warrants	per share		date
1,389	$36,000		June 2024
148	$7,488		June 2031
11,967,526	$5.80	(1)	(1)
11,969,063

(1) The warrants will become exercisable (i) on March 28, 2024, if exercised for shares of Series C Preferred Stock, or (ii) upon receipt of Requisite Stockholder Approval, the date Company shareholders approve the issuance of common stock for conversion of Series C Preferred Stock and for exercise of warrants, if exercised for shares of common stock. The warrants will expire on the earlier of (y) the fifth anniversary of the date of issuance or (z) the thirty-first day following the Dosing Date, provided that if the Requisite Stockholder Approval has not been received by the Dosing Date, then the warrants will expire on the earlier of the (A) the fifth anniversary of the date of issuance or (B) thirty-first day following receipt of the Requisite Stockholder Approval. The warrants include anti-dilution protection provisions.

11. Stock-Based Compensation

2016 Equity Incentive Plan

In April 2016, our board of directors adopted the 2016 Equity Incentive Plan, which was approved by our stockholders in May 2016 and which was subsequently amended and restated in May 2018 and August 2019 with the approval of our board of directors and our stockholders (the “2016 Third Amended Plan”). During the term of the 2016 Third Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year ending on (and including) January 1, 2026, by an amount equal to 4% of the total number of outstanding shares of common stock of the Company on the last trading day in December of the prior calendar year. On January 1, 2024, pursuant to the terms of the 2016 Third Amended Plan, an additional 32,070 shares were made available for issuance. As of March 31, 2024, there were 32,520 shares available for future issuance under the 2016 Third Amended Plan.

Option grants expire after ten years. Employee options typically vest over four years. Employees typically receive a new hire option grant, as well as an annual grant in the first or second quarter of each year. Options granted to directors typically vest either immediately or over a period of one or three years. Directors may elect to receive stock options in lieu of board compensation, which vest immediately. For stock options granted to employees and non-employee directors, the estimated grant date fair market value of the Company’s stock-based awards is amortized ratably over the individuals’ service periods, which is the period in which the awards vest. Stock-based compensation expense includes expense related to stock options and employee stock purchase plan shares. The amount of stock-based compensation expense recognized for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$269	$326
General and administrative	360	529
Total stock-based compensation	$629	$855

Stock options with service-based vesting conditions

The Company has granted options that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. A summary of option activity for the three months ended March 31, 2024 is as follows:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Balance at December 31, 2023	7,211	$3,192	$1,930	8.3
Granted	—	$—	$—
Forfeited	(13)	$660	$473
Expired	(3)	$11,232	$6,444
Balance at March 31, 2024	7,195	$3,192	$1,936	8.0
Exercisable at March 31, 2024	4,058	$4,791	$2,803	7.4

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. As of March 31, 2024, the aggregate intrinsic value of options outstanding was minimal. There were 545 options that vested during the three months ended March 31, 2024 with a weighted average exercise price of $1,598 per share. The total grant date fair value of shares which vested during the three months ended March 31, 2024 was $0.6 million.

The Company recognized stock-based compensation expense of $0.6 million related to stock options with service-based vesting conditions for the three months ended March 31, 2024. At March 31, 2024, there was $2.2 million of total unrecognized compensation cost related to unvested service-based vesting condition awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.4 years.

Stock-based compensation assumptions

There were no stock options granted in the three months ended March 31, 2024.

Stock options with market-based vesting conditions

As of March 31, 2024, there were 348 exercisable stock options that contained market-based vesting conditions (that had been previously satisfied). The options have a weighted average share price per share of $9,488 and a weighted average remaining contractual term of 0.2 years. There were no stock options with market-based vesting conditions granted, exercised, or forfeited for the three months ended March 31, 2024.

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

The Company initially reserved and authorized up to 174 shares of common stock for issuance under the ESPP. On January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP automatically increases by a number equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, (ii) 174 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock as determined by the Company’s board of directors or compensation committee. On January 1, 2024, the number of shares available for issuance under the ESPP increased by 174. As of March 31, 2024, 958 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized minimal stock-based compensation expense for the three months ended March 31, 2024.

12. Income Taxes

The Company recognized minimal income tax expense for the three months ended March 31, 2024 and 2023 due to the significant valuation allowance against the Company’s deferred tax assets and the current and prior period losses.

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

Dispute Notice Settlement

On August 14, 2023, the Company received a notice from Apollo AP43 Limited alleging that the Company was in breach of the license agreement between them dated July 29, 2022 by virtue of owing $0.8 million to a service provider under the terms of that license. On January 25, 2024, the Company and Apollo entered into a settlement and release agreement, pursuant to which Avalo agreed to pay Apollo $0.2 million to settle the dispute and Apollo released Avalo from any and all liabilities or claims relating to the dispute that Apollo may have against Avalo from the date of the license agreement through the date of the settlement and release agreement. The Company recognized the $0.2 million settlement within accrued expenses and other current liabilities as of December 2023 and made the $0.2 million settlement payment in the first quarter of 2024.

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

AVTX-009 Agreements

On March 27, 2024, Avalo obtained the rights to an anti-IL-1β mAb (AVTX-009), including the world-wide exclusive license from Eli Lilly and Company (the “Lilly License Agreement”), pursuant to its acquisition of AlmataBio. AlmataBio had previously purchased the rights, title and interest in the asset from Leap Therapeutics, Inc. (“Leap”) in 2023.

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

No expense related to these AVTX-009 agreements was recognized in the three months ended March 31, 2024. There has been no cumulative expense recognized as of March 31, 2024 related to the milestones under these AVTX-009 agreements. The Company will continue to monitor the milestones at each reporting period.

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

No expense related to the KKC License Agreement was recognized in the three months ended March 31, 2024. There has been no cumulative expense recognized as of March 31, 2024 related to the milestones under the KKC License Agreement. The Company will continue to monitor the milestones at each reporting period.

AVTX-008 Sanford Burnham Prebys License Agreement

On June 22, 2021, the Company entered into an Exclusive Patent License Agreement with Sanford Burnham Prebys Medical Discovery Institute (the “Sanford Burnham Prebys License Agreement”) under which the Company obtained an exclusive license to a portfolio of issued patents and patent applications covering an immune checkpoint program (AVTX-008).

Under the terms of the Sanford Burnham Prebys License Agreement, the Company incurred an upfront license fee of $0.4 million, as well as patent costs of $0.5 million, which we recognized within research and development expenses and within general and administrative expenses, respectively, in 2021. The Company is required to pay Sanford Burnham Prebys up to an aggregate of $24.2 million based on achievement of specified development and regulatory milestones. Upon commercialization, the Company is required to pay Sanford Burnham Prebys sales-based milestone payments aggregating up to $50.0 million tied to annual net sales targets. Additionally, the Company is required to pay Sanford Burnham Prebys royalties during a country-by-country royalty term equal to a low-to-mid single digit percentage of annual net sales. The Company is also required to pay Sanford Burnham Prebys a tiered low-double digit percentage of the payments that Avalo receives from sublicensing of its rights under the Sanford Burnham Prebys License Agreement, subject to certain exclusions. Avalo is fully responsible for the development and commercialization of the program.

No material expense related to the Sanford Burnham Prebys License Agreement was recognized in the three months ended March 31, 2024. There has been no cumulative expense recognized as of March 31, 2024 related to the milestones under this license agreement. The Company will continue to monitor the milestones at each reporting period.

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

No expense related to this license agreement was recognized in the three months ended March 31, 2024. There has been $0.5 million of cumulative expense recognized as of March 31, 2024 related to the milestones under this license agreement. The Company will continue to monitor the remaining milestones at each reporting period.

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

The Company had not recognized any milestones as of March 31, 2024.

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

The Company had not recognized any milestones as of March 31, 2024.

AVTX-800 Series Asset Sale

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

The Company had not recognized any revenue related to the milestones as of March 31, 2024.

Acquisition Related and Other Contingent Liabilities

Almata Transaction Possible Future Milestone Payments

On March 27, 2024, the Company acquired AVTX-009 through its acquisition of AlmataBio. The Company agreed to an aggregate milestone payment of $7.5 million in cash due upon the closing of the private placement investment (which closed on March 28, 2024), a second aggregate milestone payment of $5.0 million due upon the first patient being dosed in a Phase 2 trial for the indication of hidradenitis suppurative and a third aggregate milestone payment of $15.0 million due upon the first patient being dosed in a Phase 3 trial (regardless of indication). The former Almata stockholders have the option to elect to have the second and third milestone payments be paid in cash, shares of Avalo common stock or a combination thereof.

The Company recognized the $7.5 million initial milestone payment as a current liability within contingent consideration as of March 31, 2024 and paid this milestone on April 1, 2024. In addition, as of March 31, 2024, the Company concluded the second milestone payment was probable and therefore recognized the $5.0 million milestone as a current liability within contingent consideration as of March 31, 2024. The Company will continue to monitor the third milestone each reporting period.

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

The first milestone was the enrollment of a patient in a Phase 2 study related to AVTX-002 (for treatment of pediatric onset Crohn’s disease), AVTX-006 (for treatment of any indication) or AVTX-007 (for treatment of any indication) prior to February 3, 2022, which would have resulted in a milestone payment of $2.0 million. The Company did not meet the first milestone prior to February 3, 2022. Therefore, no contingent consideration related to this milestone was recognized as of March 31, 2024 and no future contingent consideration will be recognized.

The second milestone is the receipt of an NDA approval for either AVTX-006 or AVTX-007 from the FDA on or prior to February 3, 2025. If this milestone is met, the Company is required to make a milestone payment of $4.5 million. The contingent consideration related to the second development milestone will be recognized if and when such milestone is probable and can be reasonably estimated. No contingent consideration related to the second development milestone had been recognized as of March 31, 2024. The Company will continue to monitor the second milestone each reporting period.

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

Avalo assumed this Royalty Agreement upon closing of the Aevi Merger and it is recorded as a royalty obligation within the Company's accompanying unaudited condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023. Because there is a significant related party relationship between the Company and the Investors, the Company has treated its obligation to make royalty payments under the Royalty Agreement as an implicit obligation to repay the funds advanced by the Investors. As the Company makes royalty payments in accordance with the Royalty Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which will result in a corresponding increase in the liability balance.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as “projects,” “may,” “might,” “will,” “could,” “would,” “should,” “continue,” “seeks,” “aims,” “predicts,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “potential,” “pro forma” or other similar words (including their use in the negative), or by discussions of future matters such as: the future financial and operational outlook; the development of product candidates; and other statements that are not historical. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II – Item 1A, “Risk Factors,” as well as in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 29, 2024, and in our other filings with the SEC. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2023 appearing in our Annual Report on Form 10-K filed with the SEC on March 29, 2024.

Overview

Avalo Therapeutics, Inc. (the “Company,” “Avalo” or “we”) is a clinical stage biotechnology company focused on the treatment of immune dysregulation. Avalo’s lead asset is AVTX-009, an anti-IL-1β monoclonal antibody (“mAb”), targeting inflammatory diseases. Avalo’s pipeline also includes quisovalimab (anti-LIGHT mAb) and AVTX-008 (BTLA agonist fusion protein).

Management’s primary evaluation of the success of the Company is the ability to progress its pipeline assets forward towards commercialization or opportunistically out-licensing rights to indications or geographies. We believe the ability to achieve the anticipated milestones as presented in the following chart represents our most immediate evaluation points as to the progress of our goal to move the pipeline forward.

Recent Developments

On March 27, 2024, the Company acquired AVTX-009, a Phase 2-ready anti-IL-1β mAb, through a merger with AlmataBio Inc. (“AlmataBio”) with and into its wholly owned subsidiary (the “Almata Transaction”). Additionally, on March 28, 2024, the Company closed a private placement investment for up to $185 million in gross proceeds, including an initial upfront gross investment of $115.6 million. The upfront net proceeds were approximately $108.1 million after deducting transaction costs. The Company could receive up to an additional $69.4 million of gross proceeds upon the exercise of warrants issued in the financing.

Liquidity

Since inception, we have incurred significant operating and cash losses from operations. We have primarily funded our operations to date through sales of equity securities, out-licensing transactions and sales of assets.

For the three months ended March 31, 2024, Avalo generated a net loss of $121.3 million and negative cash flows from operations of $6.2 million. As of March 31, 2024, Avalo had $110.2 million in cash and cash equivalents. In March 2024, the Company closed a private placement investment for up to $185 million in gross proceeds, including an initial upfront gross investment of $115.6 million. Net proceeds were $108.1 million after deducting transaction costs. The Company could receive up to an additional $69.4 million of gross proceeds upon the exercise of warrants issued in the financing.

Based on our current operating plans, we expect that our existing cash and cash equivalents are sufficient to fund operations for at least twelve months from the filing date of this Quarterly Report on Form 10-Q and we expect current cash on hand to fund operations into 2027. The Company closely monitors its cash and cash equivalents and seeks to balance the level of cash and cash equivalents with our projected needs to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. We may need to satisfy our future cash needs through sales of equity securities under the Company’s ATM program or otherwise, out-licensing transactions, strategic alliances/collaborations, sale of programs, and/or mergers and acquisitions. There can be no assurance that any financing or business development initiatives can be realized by the Company, or if realized, what the terms may be. Further, if the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. To the extent that we raise capital through the sale of equity, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

Product Revenue, Net

There was no net product revenue for the three months ended March 31, 2024, compared to $0.5 million for the three months ended March 31, 2023. The decrease was driven by the planned expiration of our license and supply agreement for our only commercially marketed product, Millipred® on September 30, 2023.

We do not expect gross product revenue for Millipred®, which the Company considered a non-core asset. However, the Company will continue to monitor estimates for commercial liabilities, such as sales returns. As additional information becomes available, the Company could recognize expense (or benefit) for differences between actuals or updated estimates to the reserves previously recognized.

Cost of Product Sales

Cost of product sales were minimal for the three months ended March 31, 2024, compared to $0.6 million for the same period in 2023. The decrease in cost of product sales during the period was primarily related to the expiration of Avalo’s license and supply agreement for Millipred® on September 30, 2023.

The Company will continue to monitor estimates for commercial liabilities, such as sales returns, profit share with the supplier pursuant to the reconciliation process, and commercial activity with Aytu BioScience, Inc, who previously managed Millipred® commercial operations on our behalf for an interim period. As additional information becomes available, the Company could recognize expense (or a benefit) for differences between actuals or updated estimates to the reserves previously recognized, which could be recognized in cost of product sales.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Nonclinical expenses	$152	$364
Clinical expenses	62	2,776
CMC expenses	254	1,292
Internal expenses:
Salaries, benefits and related costs	1,324	1,193
Stock-based compensation expense	269	326
Other	55	57
	$2,116	$6,008

Research and development expenses decreased $3.9 million for the three months ended March 31, 2024. This decrease was mainly driven by a $2.7 million decrease in clinical expenses and a $1.0 million decrease in chemistry, manufacturing, and controls (“CMC”) expenses. Clinical and CMC expenses decreased due to decreased activities as a result of the AVTX-002 PEAK trial concluding in June of 2023 and the corresponding timing of raw material orders.

We expect future research and development expenses to increase in 2024 as a result of acquiring AVTX-009 in late March 2024 and our associated development plans.

Acquired in-process research and development

In the first quarter of 2024, we acquired AVTX-009, a Phase 2 ready anti-IL-1β mAb, through a merger with AlmataBio, Inc. (“AlmataBio”) and its wholly owned subsidiary (the “Almata Transaction”), resulting in us acquiring $27.5 million of in-process research and development (“IPR&D”). The fair value of the IPR&D, substantially all of which is related to AVTX-009, was immediately recognized as acquired IPR&D expense as there is no alternative future use. There was no acquired IPR&D for the three months ended March 31, 2023.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Salaries, benefits and related costs	$909	$754
Legal, consulting and other professional expenses	1,576	1,182
Stock-based compensation expense	360	529
Advertising and marketing expense	7	13
Other	341	230
	$3,193	$2,708

General and administrative expenses increased $0.5 million for the three months ended March 31, 2024 compared to the prior period. The increase was driven by $0.4 million increase in legal, consulting and other professional expenses for consulting activities incurred prior the close of the Almata Transaction.

While we expect the majority of operating expense increases will be focused on research and development activities to progress AVTX-009, we also expect moderate increases to general and administrative expenses to support the AVTX-009 program.

Other Expense, Net

The following table summarizes our other expense, net for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023

Excess of warrant fair value over private placement proceeds	(79,276)	—
Private placement transaction costs	(9,220)	—
Change in fair value of derivative liability	(120)	(180)
Interest income (expense), net	100	(949)
Other expense, net	—	(26)
	$(88,516)	$(1,155)

Other expense, net increased for the three months ended March 31, 2024 compared to the prior period primarily due to the excess of warrant fair value over private placement proceeds. On March 28, 2024, the Company closed a private placement investment with institutional investors in which the investors received shares of Series C Preferred Stock and warrants to purchase shares of Avalo’s common stock (or number of shares of Series C Preferred Stock convertible into the number of shares of common stock the warrant is then exercisable into).

The warrants did not meet the equity contract scope exception and therefore were classified as a liability upon issuance. The initial measurement of the warrant liability of $194.9 million exceeded the proceeds received from the private placement investment of $115.6 million, which resulted in a $79.3 million loss recognized in other expense, net. The fair value of the warrant liability was estimated using a Black-Scholes option-pricing model and the key input driving the fair value was the closing stock price of $21.75 on March 28, 2024, which was the initial valuation date, as well as the last trading day of the first quarter of 2024.

As the warrants are carried at fair value, future changes in fair value will be recognized in other (expense) income, net at each reporting period until the warrants are either exercised or expired. Notably, future increases or decreases to the stock price at each reporting period will drive increases or decreases, respectively, to the fair value of the warrant liability. The warrants are set to expire on the earlier of five years from the date of issuance or 30 days after the public announcement of the first patient dosed in a Phase 2 trial of AVTX-009 in hidradenitis suppurativa (the “Dosing Date”). However, if the Requisite Stockholder Approval, the date the Company shareholders approve the issuance of common stock for conversion of Series C Preferred Stock and for exercise of warrants, has not been received by the Dosing Date, then the warrants will expire on the earlier of the five years from the date of issuance or 30 days following receipt of the Requisite Stockholder Approval. Refer to Note 6 - Fair Value Measurements of the unaudited consolidated financial statements for more information.

Additionally, other expense, net increased as a result of the recognition of $9.2 million of private placement transaction costs, largely consisting of the placement agent fee of $7.0 million due on the transaction close date, and $1.7 million fee payable upon exercise of the warrants issued in the private placement investment. The Company recognized this $1.7 million fee within other expense, net given the warrants are in the money as of the quarterly period ended March 31, 2024.

Finally, the Company fully paid off its loan in the third quarter of 2023, driving the change in interest income (expense) from the prior period.

Income Tax Expense

The Company recognized minimal income tax expense for both the three months ended March 31, 2024 and 2023.

Liquidity and Capital Resources

Uses of Liquidity

The Company uses cash to primarily fund the ongoing development of its research and development pipeline assets, mainly AVTX-009, and costs associated with its organizational infrastructure.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(6,202)	$(10,052)
Investing activities	356	(133)
Financing activities	108,612	13,748
Net increase in cash and cash equivalents	$102,766	$3,563

Net cash used in operating activities

Net cash used in operating activities was $6.2 million for the three months ended March 31, 2024 and consisted primarily of a net loss of $121.3 million and adjustments to reconcile net loss to net cash used in operating activities including the excess of warrant fair value over private placement investment proceeds of $79.3 million, acquired IPR&D of $27.5 million, transaction costs payable upon exercise of the warrants issued pursuant to the private placement investment of $1.7 million, and stock-based compensation of $0.6 million. Accrued expenses and other liabilities increased primarily due to the $1.7 million transaction costs payable upon exercise of the warrants issued pursuant to the private placement investment.

Net cash used in operating activities was $10.1 million for the three months ended March 31, 2023, and consisted primarily of a net loss of $10.0 million and non-cash adjustments to reconcile cash used in operating activities including stock-based compensation expense of $0.9 million. Changes in net liabilities were primarily driven by a $4.9 million decrease in accrued expenses and other liabilities partially offset by a $2.7 million increase in accounts payable and $1.1 million decrease in other receivables.

We expect future cash used in operating activities to increase in 2024 as a result of acquiring AVTX-009 in March 2024 and our associated development plans.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the three months ended March 31, 2024 consisted of the cash acquired as part of the Almata Transaction. Net cash used in investing activities was minimal for the three months ended March 31, 2023.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2024 consisted of gross proceeds of $115.6 million from the private placement investment that closed on March 28, 2024 partially offset by transaction costs paid related to the private placement investment of $7.0 million.

Net cash provided by financing activities for the three months ended March 31, 2023 consisted of net proceeds of $13.7 million from an underwritten public offering closed in February 2023.

The Company could receive up to an additional $69.4 million of gross proceeds upon the exercise of the warrants that were issued pursuant to the private placement investment that closed on March 28, 2024. The warrants are exercisable for approximately $5.80 per underlying share of common stock (or a number of shares of Series C Preferred Stock convertible into the number of shares of common stock the warrant is then exercisable into) until the earlier of five years from the date of issuance or 30 days after the Dosing Date. However, if the Requisite Stockholder Approval, the date the Company shareholders approve the issuance of common stock for conversion of Series C Preferred Stock and for exercise of warrants, has not been received by the Dosing Date, then the warrants will expire on the earlier of the five years from the date of issuance of 30 days following receipt of the Requisite Stockholder Approval.

Critical Accounting Policies, Estimates, and Assumptions

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP. In preparing the financial statements in conformity with GAAP, the Company makes estimates and assumptions that have an impact on assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, revenue recognition, cost of product sales, stock-based compensation, fair value measurements, the valuation of derivative liabilities, cash flows used in management’s going concern assessment, income taxes, goodwill, and clinical trial accruals. The Company believes, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024, except for the warrant liability and asset acquisition, both of which were recognized as a result of transactions that closed in the first quarter of 2024. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2024, except for the asset acquisition and warrant liability accounting policies as described in Note 2 - Basis of Presentation and Significant Accounting Policies to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Warrant Liability

On March 28, 2024, the Company closed a private placement investment with institutional investors in which the investors received (i) 19,946 shares of non-voting convertible preferred stock (the “Series C Preferred Stock”) and (ii) warrants to purchase up to an aggregate of 11,967,526 shares of Avalo’s common stock (or a number of shares of Series C Preferred Stock convertible into the number of shares of common stock the warrant is then exercisable into). Refer to Note 11 - Capital Structure and sub-header “Q1 2024 Financing” for more information regarding the warrants.

The Company determined that the warrants do not satisfy the conditions to be accounted for as equity instruments. As the warrants do not meet the equity contract scope exception, the Company classified the warrants as a derivative liability upon issuance.

The Company’s warrant liability is measured at fair value each reporting period utilizing the Black-Scholes option pricing model, which requires assumptions including the value of the stock on the measurement date, exercise price, expected term, expected volatility, and the risk-free interest rate. Certain assumptions, including the expected term and expected volatility, are subjective and require judgment to develop. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our warrant liability could be materially different.

The closing stock price of Avalo’s common stock on March 28, 2024, which was the date the transaction closed, as well as the last trading day of the first quarter of 2024, was the main driver of the fair value of the warrant liability. Future increases or decreases to the stock price at each reporting period will drive increases or decreases, respectively, to the fair value of the warrant liability. The expected term was estimated based on when the Company expects the Dosing Date, as defined in Note 11, to occur. If the Dosing Date occurs earlier or later than expected, then the expected term will decrease or increase, respectively, which may decrease or increase, respectively, the value of the warrant liability. Expected volatility is based on a blend between the Company’s historical volatility and the volatility of comparable peer companies. The risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the expected term. The warrant liability was classified as a Level 3 instrument as its value was based on unobservable market inputs.

As of March 31, 2024
Common stock price	$21.75
Expected term (in years)	0.5
Expected volatility	109%
Risk-free rate	5.35%
Exercise price	$5.796933
Dividend yield rate	—%

The initial measurement of the warrant liability of $194.9 million exceeded the proceeds received from the private placement investment of $115.6 million, which resulted in a $79.3 million loss recognized in other expense, net. Subsequently, the warrants are carried at fair value with changes in fair value recognized in the Company’s unaudited consolidated statements of operations and comprehensive loss until either exercised or expired.

Asset Acquisition

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.

In the first quarter of 2024, we acquired AVTX-009, a Phase 2 ready anti-IL-1β mAb, through a merger with AlmataBio, Inc. and its wholly owned subsidiary, resulting in us acquiring $27.5 million of IPR&D. The fair value of the IPR&D, substantially all of which is related to AVTX-009, was immediately recognized as acquired IPR&D expense as there is no alternative future use.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 13 - Commitments and Contingencies, under the heading “Litigation” to our Unaudited Condensed Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024 (the “2023 10-K”), which could materially affect our business, financial condition, or future results. Our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in the Form 10-K referenced above. The risks described in the Form 10-K referenced above are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

2.1*
Agreement and Plan of Merger and Reorganization, dated March 27, 2024, by and among Avalo Therapeutics, Inc., Project Athens Merger Sub, Inc., Second Project Athens Merger Sub, LLC, and AlmataBio, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on March 28, 2024).

3.1
Certificate of Designation for Avalo Therapeutics, Inc.’s Series C Preferred Stock filed with the Secretary of State of Delaware on March 27, 2024 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 28, 2024).

3.2
Certificate of Designation for Avalo Therapeutics, Inc.’s Series D Preferred Stock filed with the Secretary of State of Delaware on March 27, 2024 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 28, 2024).

3.3
Certificate of Designation for Avalo Therapeutics, Inc.’s Series E Preferred Stock filed with the Secretary of State of Delaware on March 27, 2024 (incorporated by reference to Exhibit 3.3 to the Form 8-K filed on March 28, 2024).

3.4	Fifth Amended and Restated Bylaws of Avalo Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K filed on March 29, 2024).

4.1*	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 28, 2024).

10.1#+	Asset Purchase Agreement, dated December 6, 2023, by and among AlmataBio, Inc., Leap Therapeutics, Inc., and Flame Biosciences LLC.

10.2#+	License Agreement by, dated November 25, 2019, by and between Flame Biosciences LLC and Eli Lilly and Company.

10.3#+	First Amendment to License Agreement, dated February 2, 2021, by and between Flame Biosciences LLC and Eli Lilly and Company.

10.4*
Securities Purchase Agreement, dated March 27, 2024, by and among Avalo Therapeutics, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 28, 2024).

10.5
Registration Rights Agreement, dated March 27, 2024, by and among Avalo Therapeutics, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 28, 2024).

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2024 and 2023; (iv) Condensed Consolidated Statements of Preferred Stock and Changes in Stockholders’ (Deficit) Equity (Unaudited) for the Three Months Ended March 31, 2024 and 2023; and (v) Notes to Unaudited Financial Statements.

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

Avalo Therapeutics, Inc.

Date: May 13, 2024	/s/ Christopher Sullivan
Christopher Sullivan
Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer)