Form 10-Q/A
period 2024-03-31
Avalo Therapeutics, Inc.
filed 2024-07-11
CIK 1534120

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

EXPLANATORY NOTE

Avalo Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2024, as filed with the U.S. Securities and Exchange Commission on May 13, 2024 (the “Original Form 10-Q”), to furnish revised certifications by the Company’s principal executive officer and principal financial officer in Exhibit 32.1, pursuant to Section 906 of the Sarbanes-Oxley Act of 2022 (the “Section 906 Certifications”). The Section 906 Certifications in the Original Form 10-Q inadvertently contained a typographical error in the execution date. The Company also is filing currently dated certifications by the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022 (the “Section 302 Certifications”) with this Amendment. This Amendment does not reflect any events occurring after the date the Original Form 10-Q was filed or modify or update in any way those disclosures made in the Original Form 10-Q and all information other than the cover page, this explanatory note, references to the Form 10-Q or Quarterly Report on Form 10-Q, Part II, Item 6, the Section 906 Certifications, the Section 302 Certifications, and the signature page remain unchanged.

AVALO THERAPEUTICS, INC.

FORM 10-Q/A

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

Based on our current operating plans, we expect that our existing cash and cash equivalents are sufficient to fund operations for at least twelve months from the filing date of the Original Form 10-Q and we expect current cash on hand to fund operations into 2027. The Company closely monitors its cash and cash equivalents and seeks to balance the level of cash and cash equivalents with our projected needs to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. We may need to satisfy our future cash needs through sales of equity securities under the Company’s ATM program or otherwise, out-licensing transactions, strategic alliances/collaborations, sale of programs, and/or mergers and acquisitions. There can be no assurance that any financing or business development initiatives can be realized by the Company, or if realized, what the terms may be. Further, if the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. To the extent that we raise capital through the sale of equity, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q/A and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as “projects,” “may,” “might,” “will,” “could,” “would,” “should,” “continue,” “seeks,” “aims,” “predicts,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “potential,” “pro forma” or other similar words (including their use in the negative), or by discussions of future matters such as: the future financial and operational outlook; the development of product candidates; and other statements that are not historical. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q/A, particularly in Part II – Item 1A, “Risk Factors,” as well as in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 29, 2024, and in our other filings with the SEC. Statements made herein are as of the date of the filing of the Original Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q/A and with our audited financial statements and related notes for the year ended December 31, 2023 appearing in our Annual Report on Form 10-K filed with the SEC on March 29, 2024.

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

Based on our current operating plans, we expect that our existing cash and cash equivalents are sufficient to fund operations for at least twelve months from the filing date of the Original Form 10-Q and we expect current cash on hand to fund operations into 2027. The Company closely monitors its cash and cash equivalents and seeks to balance the level of cash and cash equivalents with our projected needs to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. We may need to satisfy our future cash needs through sales of equity securities under the Company’s ATM program or otherwise, out-licensing transactions, strategic alliances/collaborations, sale of programs, and/or mergers and acquisitions. There can be no assurance that any financing or business development initiatives can be realized by the Company, or if realized, what the terms may be. Further, if the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. To the extent that we raise capital through the sale of equity, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders.

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

Critical Accounting Policies, Estimates, and Assumptions

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A, which have been prepared in accordance with GAAP. In preparing the financial statements in conformity with GAAP, the Company makes estimates and assumptions that have an impact on assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, revenue recognition, cost of product sales, stock-based compensation, fair value measurements, the valuation of derivative liabilities, cash flows used in management’s going concern assessment, income taxes, goodwill, and clinical trial accruals. The Company believes, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024, except for the warrant liability and asset acquisition, both of which were recognized as a result of transactions that closed in the first quarter of 2024. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2024, except for the asset acquisition and warrant liability accounting policies as described in Note 2 - Basis of Presentation and Significant Accounting Policies to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q/A of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q/A.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q/A that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 13 - Commitments and Contingencies, under the heading “Litigation” to our Unaudited Condensed Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A, is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q/A, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024 (the “2023 10-K”), which could materially affect our business, financial condition, or future results. Our risk factors as of the date of the Original Form 10-Q have not changed materially from those described in the Form 10-K referenced above. The risks described in the Form 10-K referenced above are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock.

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

10.1#
Asset Purchase Agreement, dated December 6, 2023, by and among AlmataBio, Inc., Leap Therapeutics, Inc., and Flame Biosciences LLC. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 13, 2024).

10.2#	License Agreement by, dated November 25, 2019, by and between Flame Biosciences LLC and Eli Lilly and Company (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on May 13, 2024).

10.3#
First Amendment to License Agreement, dated February 2, 2021, by and between Flame Biosciences LLC and Eli Lilly and Company (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on May 13, 2024).

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

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

+ Filed herewith.

† This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q/A pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avalo Therapeutics, Inc.

Date: July 11, 2024	/s/ Christopher Sullivan
Christopher Sullivan
Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer)