Form 10-Q
period 2024-09-30
Avalo Therapeutics, Inc.
filed 2024-11-07
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2024
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
As of November 6, 2024, the registrant had 10,393,954 shares of common stock outstanding.

AVALO THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2024

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,858	$7,415
Other receivables	998	136
Prepaid expenses and other current assets	3,251	843
Restricted cash, current portion	41	1
Total current assets	86,148	8,395
Property and equipment, net	1,674	1,965
Goodwill	10,502	10,502
Restricted cash, net of current portion	131	131
Total assets	$98,455	$20,993
Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	$1,811	$446
Accrued expenses and other current liabilities	7,033	4,172
Warrant liability	46,830	—
Contingent consideration	5,000	—
Total current liabilities	60,674	4,618
Royalty obligation	2,000	2,000
Deferred tax liability, net	154	155
Derivative liability	11,810	5,550
Other long-term liabilities	1,083	1,366
Total liabilities	75,721	13,689
Mezzanine equity:
Series C Preferred Stock—$0.001 par value; 34,326 and 0 shares of Series C Preferred Stock authorized at September 30, 2024 and December 31, 2023, respectively; 13,710 and 0 shares of Series C Preferred Stock issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,658	—
Series D Preferred Stock—$0.001 par value; 1 and 0 shares of Series D Preferred Stock authorized at September 30, 2024 and December 31, 2023, respectively; 1 and 0 shares of Series D Preferred Stock issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Series E Preferred Stock—$0.001 par value; 1 and 0 shares of Series E Preferred Stock authorized at September 30, 2024 and December 31, 2023, respectively; 1 and 0 shares of Series E Preferred Stock issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at September 30, 2024 and December 31, 2023; 9,682,374 and 801,746 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	10	1
Additional paid-in capital	355,990	342,437
Accumulated deficit	(334,924)	(335,134)
Total stockholders’ equity	21,076	7,304
Total liabilities, mezzanine equity and stockholders’ equity	$98,455	$20,993

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Product revenue, net	$249	$236	$249	$1,353
Total revenues, net	249	236	249	1,353

Operating expenses:
Cost of product sales	(714)	247	(453)	1,505
Research and development	9,538	1,249	16,254	11,917
Acquired in-process research and development	—	—	27,641	—
General and administrative	4,286	2,490	12,008	7,624
Total operating expenses	13,110	3,986	55,450	21,046
Loss from operations	(12,861)	(3,750)	(55,201)	(19,693)
Other income (expense):
Excess of initial warrant fair value over private placement proceeds	—	—	(79,276)	—
Change in fair value of warrant liability	36,025	—	148,071	—
Private placement transaction costs	—	—	(9,220)	—
Change in fair value of derivative liability	(1,100)	100	(6,260)	(120)
Interest income (expense), net	964	(1,553)	2,101	(3,498)
Other expense, net	(5)	(17)	(5)	(42)
Total other income (expense), net	35,884	(1,470)	55,411	(3,660)
Income (loss) before taxes	23,023	(5,220)	210	(23,353)
Income tax (benefit) expense	(14)	8	—	23
Net income (loss)	$23,037	$(5,228)	$210	$(23,376)
Net income (loss) per share of common stock[1]:
Basic	$0.98	$(26.83)	$0.01	$(231.05)
Diluted	$(2.83)	$(26.83)	$(22.63)	$(231.05)

1 Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-240 reverse stock split effected on December 28, 2023. See Note 1 for details.

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Preferred Stock and Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Preferred Stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Three Months Ended September 30, 2024
Balance, June 30, 2024	22,360	$11,457	1,034,130	$1	$344,352	$(357,961)	$(13,608)
Retirement of Series C Preferred Stock in exchange for issuance of common stock	(8,648)	(9,799)	—	—	—	—	—
Issuance of common stock in exchange for retirement of Series C Preferred Stock	—	—	8,648,244	9	9,790	—	9,799
Stock-based compensation	—	—	—	—	1,848	—	1,848
Net income	—	—	—	—	—	23,037	23,037
Balance, September 30, 2024	13,712	$1,658	9,682,374	$10	$355,990	$(334,924)	$21,076

	Preferred Stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Nine Months Ended September 30, 2024
Balance, December 31, 2023	—	$—	801,746	$1	$342,437	$(335,134)	$7,304
Impact of reverse split fractional share round-up	—	—	60,779	—	—	—	—
Issuance of common stock pursuant to Almata Transaction	—	—	171,605	—	815	—	815
Issuance of Series C Preferred Stock pursuant to Almata Transaction	2,412	11,457	—	—	—	—	—
Issuance of Series C Preferred Stock in private placement	19,946	—	—	—	—	—	—
Issuance of Series D Preferred Stock in private placement	1	—	—	—	—	—	—
Issuance of Series E Preferred Stock in private placement	1	—	—	—	—	—	—
Retirement of Series C Preferred Stock in exchange for issuance of common stock	(8,648)	(9,799)	—	—	—	—	—
Issuance of common stock in exchange for retirement of Series C Preferred Stock	—	—	8,648,244	9	9,790	—	9,799
Stock-based compensation	—	—	—	—	2,948	—	2,948
Net income	—	—	—	—	—	210	210
Balance, September 30, 2024	13,712	$1,658	9,682,374	$10	$355,990	$(334,924)	$21,076

	Preferred Stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares[1]	Amount[1]	capital[1]	deficit	equity
Three Months Ended September 30, 2023
Balance, June 30, 2023	—	$—	58,489	$—	$314,769	$(321,738)	$(6,969)
Issuance of common shares pursuant to ATM Program, net	—	—	737,557	1	25,938	—	25,939
Exercise of pre-funded warrants for common shares	—	—	5,549	—	—	—	—
Stock-based compensation	—	—	—	—	953	—	953
Net loss	—	—	—	—	—	(5,228)	(5,228)
Balance, September 30, 2023	—	$—	801,595	$1	$341,660	$(326,966)	$14,695

	Preferred Stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares[1]	Amount[1]	capital[1]	deficit	equity
Nine Months Ended September 30, 2023
Balance, December 31, 2022	—	$—	39,294	$—	$292,909	$(303,824)	$(10,915)
Issuance of common stock and warrants in underwritten public offering, net	—	—	15,709	—	13,748	—	13,748
Issuance of common shares pursuant to ATM Program, net	—	—	746,077	1	32,469	—	32,470
Retirement of common shares in exchange for pre-funded warrants	—	—	(5,417)	—	(3,874)	234	(3,640)
Issuance of pre-funded warrants in exchange for retirement of common shares	—	—	—	—	3,640	—	3,640
Exercise of pre-funded warrants for common shares	—	—	5,850	—	—	—	—
Shares purchased through employee stock purchase plan	—	—	82	—	67	—	67
Stock-based compensation	—	—	—	—	2,701	—	2,701
Net loss	—	—	—	—	—	(23,376)	(23,376)
Balance, September 30, 2023	—	$—	801,595	$1	$341,660	$(326,966)	$14,695

1 Amounts for prior periods presented have been retroactively adjusted to reflect the 1-for-240 reverse stock split effected on December 28, 2023. See Note 1 for details.
See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income (loss)	$210	$(23,376)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	101	115
Stock-based compensation	2,948	2,701
Acquired in-process research and development	27,641	—
Excess of initial warrant fair value over private placement proceeds	79,276	—
Change in fair value of warrant liability	(148,071)	—
Transaction costs paid pursuant to private placement	7,485	—
Contingent consideration paid pursuant to Almata Transaction	(7,500)	—
Transaction costs payable upon exercise of warrants issued in private placement	1,734	—
Change in fair value of derivative liability	6,260	120
Accretion of debt discount	—	1,828
Deferred taxes	—	23
Changes in assets and liabilities:
Other receivables	(862)	381
Inventory, net	—	20
Prepaid expenses and other assets	(2,408)	350
Lease incentive	—	158
Accounts payable	1,365	(2,094)
Accrued expenses and other liabilities	(2,110)	(8,088)
Lease liability, net	(81)	(52)
Net cash used in operating activities	(34,012)	(27,914)
Investing activities
Cash assumed from Almata Transaction	356	—
Leasehold improvements	—	(158)
Disposal of property and equipment	—	25
Net cash provided by (used in) investing activities	356	(133)
Financing activities
Proceeds from private placement investment, gross	115,625	—
Transaction costs paid pursuant to private placement	(7,485)	—
Proceeds from issuance of common stock and pre-funded warrants in underwritten public offering, net	—	13,748
Prepayment on Notes	—	(21,244)
Proceeds from issuance of common stock pursuant to ATM Program, net	—	32,470
Proceeds from issuance of common stock under employee stock purchase plan	—	67
Net cash provided by financing activities	108,140	25,041
Increase in cash, cash equivalents and restricted cash	74,484	(3,006)
Cash, cash equivalents, and restricted cash at beginning of period	7,546	13,318
Cash, cash equivalents, and restricted cash at end of period	$82,030	$10,312
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$1,925
Supplemental disclosures of non-cash activities
Issuance of common stock and Series C Preferred Stock pursuant to Almata Transaction	$12,272	$—
Fair value of common stock retired in exchange for issuance of pre-funded warrants	$—	$3,640

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2024	2023
Cash and cash equivalents	$81,858	$10,180
Restricted cash, current	41	1
Restricted cash, non-current	131	131
Total cash, cash equivalents and restricted cash	$82,030	10,312
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

For the nine months ended September 30, 2024, Avalo generated net income of $0.2 million and negative cash flows from operations of $34.0 million. As of September 30, 2024, Avalo had $81.9 million in cash and cash equivalents. In the first quarter of 2024, the Company closed a private placement investment consisting of an initial upfront gross investment of $115.6 million (net proceeds were $108.1 million after deducting transaction costs) and up to an additional $69.4 million of gross proceeds upon the exercise of 11,967,526 warrants issued in the financing, which expire on November 8, 2024. Subsequent to September 30, 2024 and through November 6, 2024, the Company received gross proceeds of $58.1 million from the exercise of the warrants issued in the private placement.

Based on our current operating plans, we expect that our existing cash and cash equivalents are sufficient to fund operations for at least twelve months from the filing date of this Quarterly Report on Form 10-Q and we expect current cash on hand to fund operations into at least 2027. The Company closely monitors its cash and cash equivalents and seeks to balance the level of cash and cash equivalents with our projected needs to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. We may satisfy any future cash needs through sales of equity securities under the Company’s at-the-market program or other equity financings, out-licensing transactions, strategic alliances/collaborations, sale of programs, and/or mergers and acquisitions. There can be no assurance that any financing or business development initiatives can be realized by the Company, or if realized, what the terms may be. To the extent that we raise capital through the sale of equity, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Further, if the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates.

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

On December 28, 2023, Avalo effected a 1-for-240 reverse stock split of the outstanding shares of the Company’s common stock and began trading on a split-adjusted basis on December 29, 2023. The Company retroactively applied the reverse stock split to common share and per share amounts for periods prior to December 28, 2023, including the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023. Additionally, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately. Avalo retroactively applied such adjustments in the notes to consolidated financial statements for periods presented prior to December 28, 2023, including the three and nine months ended September 30, 2023. The reverse stock split did not reduce the number of authorized shares of common and preferred stock and did not alter the par value.

Unless otherwise indicated, all amounts in the following tables are in thousands except share and per share amounts.

Significant Accounting Policies

During the three months ended September 30, 2024, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 29, 2024, and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as filed with the SEC on May 13, 2024 (as amended on July 11, 2024).

3. Asset Acquisition

Almata Transaction

On March 27, 2024, the Company acquired AVTX-009, an anti-IL-1β mAb, through a merger with AlmataBio, Inc. (“AlmataBio”) with and into its wholly owned subsidiary (the “Almata Transaction”). The Company’s acquisition of AlmataBio was structured as a stock-for-stock transaction whereby all outstanding equity interests in AlmataBio were exchanged in a merger for a combination of the Company’s common stock and shares of the Company’s non-voting convertible preferred stock (the “Series C Preferred Stock”), resulting in the issuance of 171,605 shares of Company common stock and 2,412 shares of Series C Preferred Stock. Upon Company stockholder approval on August 13, 2024 and subject to beneficial ownership limitations, 2,063 shares of Series C Preferred Stock issued to former AlmataBio stockholders automatically converted into 2,062,930 shares of common stock.

In addition to the shares issued, a cash payment of $7.5 million was due to the former AlmataBio stockholders upon the closing of a private placement investment. The private placement closed on March 28, 2024 and the Company paid the $7.5 million in April 2024. The Company is also required to pay potential development milestone payments to the former AlmataBio stockholders, including $5.0 million due upon the first patient dosed in a Phase 2 trial in patients with hidradenitis suppurativa (“HS”) for AVTX-009, and $15.0 million due upon the first patient dosed in a Phase 3 trial for AVTX-009, both of which are payable in cash or Avalo stock at the election of the former AlmataBio stockholders, subject to the terms and conditions of the definitive merger agreement. In October 2024, the first development milestone was met and the Company paid the $5.0 million cash payment, which was accrued at the transaction closing date and as of September 30, 2024.

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

Nine Months Ended September 30, 2024
Stock consideration[1]	$12,272
Milestone payment due upon close of private placement investment[2]	7,500
Milestone payment due upon first patient dosed in a Phase 2 trial[2]	5,000
Transaction costs	2,402
Total GAAP Purchase Price at Close	$27,174

Acquired IPR&D	$27,641
Cash	356
Accrued expenses and other current liabilities	(823)
Total net assets acquired and liabilities assumed	$27,174

1 Equal to the aggregate common shares issued of 171,605 and the aggregate preferred shares issued of 2,412 (as-convertible to 2,412,000 shares of common stock), multiplied by the Company’s closing stock price of $4.75 on March 27, 2024. 2,063 of the 2,412 preferred shares were converted into 2,062,930 shares of common stock on August 13, 2024 upon Company stockholder approval and subject to beneficial ownership limitations.

2 Avalo deemed these milestones probable and estimable as of the transaction close date and therefore included them as part of the GAAP purchase price at close. The first milestone payment due upon the close of the private placement investment was paid in April 2024. The second milestone payment due upon the first patient dosed in a Phase 2 trial was paid in October 2024.

The cost to acquire the IPR&D asset related to AVTX-009 was expensed on the date of the Almata Transaction as it was determined to have no future alternative use. Accordingly, costs associated with the Almata Transaction to acquire the asset were expensed as incurred in acquired IPR&D.

4. Revenue

The Company’s license and supply agreement for Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions, ended on September 30, 2023. Avalo considered Millipred® a non-core asset. Historically, the Company sold Millipred® in the United States primarily through wholesale distributors, who accounted for substantially all of the Company’s net product revenues and trade receivables. The Company continues to monitor estimates for commercial liabilities for Millipred®, such as sales returns. As additional information becomes available, the Company could recognize expense (or a benefit) for differences between actuals or updated estimates to the reserves previously recognized.

Pursuant to the Millipred® license and supply agreement, Avalo was required to pay the supplier fifty percent of the net profit of the Millipred® product following each calendar quarter, with a $0.5 million quarterly minimum payment contingent on Avalo achieving certain net profit thresholds as stipulated in the agreement. The profit share commenced on July 1, 2021 and ended on September 30, 2023. Within twenty-five months of September 30, 2023, the net profit share is subject to a reconciliation process where estimated deductions to arrive at net profit will be reconciled to actual results, which might result in Avalo owing additional amounts to the supplier or vice versa, which would be recognized in cost of product sales.

Aytu BioScience, Inc. (“Aytu”), to which the Company sold its rights, title, and interests in assets relating to certain commercialized products in 2019 (the “Aytu Transaction”), managed Millipred® commercial operations until August 31, 2021 pursuant to a transition services agreements, which included managing the third-party logistics provider. As a result, Aytu collected cash on behalf of Avalo for revenue generated by sales of Millipred® from the second quarter of 2020 through the third quarter of 2021. The transition services agreement allows Aytu to withhold up to $1.0 million until December of 2024 and requires the retention amount to remain at $1.0 million from June 1, 2024 until December 1, 2024, which resulted in the recognition of $0.4 million as an accrued expense and other current liability as of September 30, 2024. The Company assesses the collectability of the receivable, which was $0.9 million as of September 30, 2024, at each reporting period pursuant to ASC 326: Current Expected Credit Loss Standard. In the second quarter of 2022, the Company expected a full credit loss on the receivable and therefore fully reserved the receivable. Avalo considered, amongst other factors, Aytu’s conclusion within its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 that substantial doubt existed with respect to its ability to continue as a going concern within one year after the date those financial statements were issued. In September 2024, Aytu publicly disclosed in its Annual Report on Form 10-K for the year ended June 30, 2024, that it had alleviated the previously disclosed substantial doubt about its ability to continue as a going concern. As of September 30, 2024, the Company expects to collect the total receivable balance and therefore recognized the amount within other receivables on the unaudited condensed consolidated balance sheet and reversed the reserve as a benefit to cost of product sales.

5. Net Income (Loss) Per Share

The Company had two classes of stock outstanding during the three and nine months ended September 30, 2024, common stock and preferred stock, and had only common stock outstanding during the three and nine months ended September 30, 2023. The Company computes net income (loss) per share using the two-class method, as the Series C Preferred Stock participates in distributions with the Company’s common stock. The two-class method of computing net income (loss) per share is an earnings allocation formula that determines net income (loss) for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings. As the Company had net income for the three and nine months ended September 30, 2024, the two-class method of calculating net income per share allocates a portion of the net income to the participating securities.

Basic net income (loss) per share for common stock is computed by dividing the sum of distributed and undistributed earnings by the weighted average number of shares outstanding for the period. The weighted average number of common shares outstanding as of September 30, 2023, includes the weighted average effect of pre-funded warrants, the exercise of which required nominal consideration for the delivery of the shares of common stock. There were no pre-funded warrants outstanding as of September 30, 2024.

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

The following tables set forth the computation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2024 and September 30, 2023 (in thousands, except share and per share amounts):

Three Months Ended September 30, 2024
Common stock

Basic income per share:
Net income	$23,037
Net income attributed to Series C Preferred Stock	(17,575)
Net income - basic	$5,462
Weighted average shares	5,546,257
Basic net income per share	$0.98

Diluted loss per share:
Numerator:
Net income - basic	$5,462
Change in fair value of warrant liability	(36,025)
Net loss - diluted	$(30,563)
Denominator:
Effect of dilutive securities:
Weighted average shares - basic	5,546,257
Common shares issuable for warrants	5,237,780
Weighted average shares - diluted	10,784,037
Diluted net loss per share	$(2.83)

Nine Months Ended September 30, 2024
Common stock

Basic income per share:
Net income	$210
Net income attributed to Series C Preferred Stock	(177)
Net income - basic	$33
Weighted average shares	2,491,114
Basic net income per share	$0.01

Diluted loss per share:
Numerator:
Net income - basic	$33
Change in fair value of warrant liability	(148,071)
Net loss - diluted	$(148,038)
Denominator:
Effect of dilutive securities:
Weighted average shares - basic	2,491,114
Common shares issuable for warrants	4,049,849
Weighted average shares - diluted	6,540,963
Diluted net loss per share	$(22.63)

Three Months Ended September 30, 2023
Common stock

Net loss	$(5,228)
Weighted average shares	194,851
Basic and diluted net loss per share	$(26.83)

Nine Months Ended September 30, 2023
Common stock

Net loss	$(23,376)
Weighted average shares	101,173
Basic and diluted net loss per share	$(231.05)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the three and nine months ended September 30, 2024 and 2023, as they could have been anti-dilutive:

	Three and Nine Months Ended
	September 30,
	2024[3]	2023
Stock options	2,000,056	7,706
Warrants on common stock[1]	148	17,237
Series C Preferred Stock (as-convertible to common stock)[2]	13,709,653	—
Restricted Stock Units	632,100	—
1 The weighted average number of common shares outstanding for the three and nine months ended September 30, 2023 include the weighted average effect of 281 and 2,677 pre-funded warrants, respectively, because their exercise price was nominal. There were no pre-funded warrants outstanding as of September 30, 2024 and 2023.
2 Each share of the Company’s Series C Preferred Stock is convertible to 1,000 shares of common stock, subject to certain beneficial ownership limitations.
3 Pursuant to the Almata Transaction, the Company is required to pay potential development milestone payments to the former AlmataBio stockholders in cash or Avalo stock at the election of the former AlmataBio stockholders; refer to Notes 3 and 13 for more information. In the event of share settlement, the number of Avalo shares delivered will vary based on the Company’s stock price. These additional shares are not included in the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2024 pursuant to the guidance on contingently issuable shares.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2024
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$80,935	$—	$—
Liabilities
Warrant liability	$—	$—	$46,830
Derivative liability	$—	$—	$11,810

	December 31, 2023
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$7,077	$—	$—
Liabilities
Derivative liability	$—	$—	$5,550

*Investments in money market funds are reflected in cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2024, the Company’s financial instruments included cash and cash equivalents, restricted cash, other receivables, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities, derivative liability, and warrant liability. As of December 31, 2023, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities, and derivative liability.

The carrying amounts reported in the accompanying unaudited condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts.

Level 3 Valuation

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability and derivative liability for the three and nine months ended September 30, 2024 and September 30, 2023:

	Warrant liability	Derivative liability	Total
Balance at June 30, 2024	$82,855	$10,710	$93,565
Change in fair value	(36,025)	1,100	(34,925)
Balance at September 30, 2024	$46,830	$11,810	$58,640

	Warrant liability	Derivative liability	Total
Balance at December 31, 2023	$—	$5,550	$5,550
Initial valuation of warrant liability	194,901	—	194,901
Change in fair value	(148,071)	6,260	(141,811)
Balance at September 30, 2024	$46,830	$11,810	$58,640

	Derivative liability	Total
Balance at June 30, 2023	$5,050	$5,050
Change in fair value	(100)	(100)
Balance at September 30, 2023	$4,950	$4,950

	Derivative liability	Total
Balance at December 31, 2022	$4,830	$4,830
Change in fair value	120	120
Balance at September 30, 2023	$4,950	$4,950

Warrant liability

On March 28, 2024, the Company closed a private placement investment with institutional investors in which the investors received (i) 19,946 shares of Series C Preferred Stock and (ii) warrants to purchase up to an aggregate of 11,967,526 shares of Avalo’s common stock (or a number of shares of Series C Preferred Stock convertible into the number of shares of common stock the warrant is then exercisable into). Refer to Note 10 - Capital Structure and sub-header “March 2024 Financing” for more information.

The Company determined that the warrants do not satisfy the conditions to be accounted for as equity instruments. As the warrants do not meet the equity contract scope exception, the Company classified the warrants as a derivative liability upon issuance.

The Company’s warrant liability was measured at fair value on the issuance date and is measured at fair value each reporting period thereafter until the warrants are either exercised or expire. As of September 30, 2024, there were 11,967,526 warrants outstanding. Subsequent to September 30, 2024 and through November 6, 2024, 10,026,847 warrants were exercised for gross proceeds of $58.1 million. The warrants expire on November 8, 2024, which is the thirty-first day following the public announcement of the first patient dosed in a Phase 2 trial of AVTX-009 in hidradenitis suppurativa (the “Dosing Date”). Avalo expects no warrant liability as of December 31, 2024 given the expiration on November 8, 2024. Avalo will evaluate the impact of the warrant exercises and/or expirations in the fourth quarter of 2024.

The Company utilizes the Black-Scholes option pricing model to measure fair value of the warrants, which requires assumptions including the value of the stock on the measurement date, exercise price, expected term, expected volatility, and the risk-free interest rate. Certain assumptions, including the expected term and expected volatility, are subjective and require judgment to develop. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our warrant liability could be materially different. The warrant liability was classified as a Level 3 instrument as its value was based on unobservable market inputs. The inputs utilized in the valuation as of September 30, 2024 include the following:

As of September 30, 2024
Common stock price	$9.50
Term (in years)	0.1
Expected volatility	127%
Risk-free rate	4.93%
Exercise price	$5.796933
Dividend yield rate	—%

The common stock price utilized is the closing stock price of Avalo’s common stock on the last trading day of the reporting period. This input is the main driver of the fair value of the warrant liability as of September 30, 2024. The closing stock price on the last day of the third quarter of 2024 was $9.50 per share compared to the closing stock price on the last day of the second quarter and first quarter of 2024 of $12.47 per share and $21.75 per share, respectively.

The term utilized as of September 30, 2024 represents the contractual expiration date of November 8, 2024, which is the thirty-first day following the Dosing Date.

The other inputs include expected volatility, which, given the short-term of the warrants, is the Company’s historical volatility, and the risk-free interest rate, which is based on the implied yield available on U.S. treasury securities with a maturity equivalent to the term.

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

The fair value of the derivative liability as of the transaction date was approximately $4.8 million, of which $3.5 million was attributable to the AVTX-501 Milestone and $1.3 million was attributable to the AVTX-007 Milestones and Royalties. Subsequent to the transaction date, at each reporting period, the derivative liability is remeasured at fair value. As of September 30, 2024, the fair value of the derivative liability was $11.8 million, of which $7.8 million was attributable to the AVTX-007 Milestones and Royalties and $4.0 million was attributable to the AVTX-501 Milestone. For the nine months ended September 30, 2024, the $6.3 million change in fair value was recognized in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

The fair value of the AVTX-501 Milestone was primarily driven by an approximate 23% probability of success to reach the milestone in approximately 3.1 years. The fair value of AVTX-007 Milestones and Royalties was primarily driven by sales forecasts with peak annual net sales reaching $1.8 billion in atopic dermatitis, which is a much larger market opportunity than adult-onset Still’s disease, the previous indication being pursued that was contemplated in valuations through the first quarter of 2024, an approximate 17% probability of success, as well as time to commercialization of approximately 6.3 years. As discussed above, these unobservable inputs were estimated by Avalo based on limited publicly available information and therefore could differ from Janssen and Apollo’s internal development plans. Any changes to these inputs may result in significant changes to the fair value measurement. Notably, the peak annual net sales forecast (for the AVTX-007 Milestones and Royalties) and probability of successes (for both the AVTX-501 Milestone and the AVTX-007 Milestone and Royalties) are the largest drivers of the fair value and therefore changes to such inputs would likely result in significant changes to such fair value.

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

No changes in valuation techniques occurred during the nine months ended September 30, 2024 and 2023. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2024 and 2023.

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

The weighted average remaining term of the operating leases at September 30, 2024 was 3.9 years.

Supplemental balance sheet information related to the leased properties include (in thousands):

	As of
	September 30, 2024	December 31, 2023
Property and equipment, net	$1,139	$1,329

Accrued expenses and other current liabilities	$550	$537
Other long-term liabilities	1,083	1,366
Total operating lease liabilities	$1,633	$1,903

The operating lease right-of-use (“ROU”) assets are included in property and equipment, net and the lease liabilities are included in accrued expenses and other current liabilities and other long-term liabilities in our unaudited condensed consolidated balance sheets. The Company utilized a weighted average discount rate of 9.0% to determine the present value of the lease payments.

The components of lease expense for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost*	$104	$97	$326	$350

*Includes short-term leases, which are immaterial.

The following table shows a maturity analysis of the operating lease liabilities as of September 30, 2024 (in thousands):

Undiscounted Cash Flows
October 1, 2024 through December 31, 2024	$136
2025	553
2026	563
2027	259
2028	201
2029	207
Thereafter	17
Total lease payments	$1,936
Less implied interest	(303)
Total	$1,633

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Research and development	$775	$352
Compensation and benefits	2,192	580
General and administrative	386	830
Private placement investment transaction costs	1,734	—
Commercial operations	1,155	1,873
Royalty payment	241	—
Lease liability, current	550	537
Total accrued expenses and other current liabilities	$7,033	$4,172

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

No Loan Warrants were exercised for the three and nine months ended September 30, 2024.

10. Capital Structure

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock, common stock and preferred stock. At September 30, 2024, the total number of shares of capital stock the Company was authorized to issue was 205,000,000, of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

Almata Transaction

On March 27, 2024, the Company acquired AlmataBio in which the former AlmataBio stockholders received (i) 171,605 shares of the Company’s common stock and (ii) 2,412 shares of the Company’s Series C Preferred Stock. Upon Company stockholder approval, which was obtained on August 13, 2024 and subject to beneficial ownership limitations, 2,063 shares of the Series C Preferred Stock issued to the former AlmataBio stockholders automatically converted into 2,062,930 shares of common stock. Refer to Note 3 - Asset Acquisition for more information regarding the acquisition and refer to sub-header “Series C Preferred Stock” within the “March 2024 Financing” section below for more information regarding the Series C Preferred Stock.

March 2024 Financing

On March 28, 2024, the Company closed a private placement investment with institutional investors in which the investors received (i) 19,946 shares of non-voting convertible Series C Preferred Stock, and (ii) warrants to purchase up to an aggregate of 11,967,526 shares of Avalo’s common stock (or a number of shares of Series C Preferred Stock convertible into the number of shares of common stock the warrant is then exercisable into), resulting in upfront gross proceeds of $115.6 million. Net proceeds were $108.1 million after deducting transaction costs. Upon the closing of financing, the Company could receive up to an additional $69.4 million of gross proceeds upon the exercise of the warrants, which expire on November 8, 2024. Subsequent to September 30, 2024 and through November 6, 2024, the Company received gross proceeds of $58.1 million pursuant to the exercise of 10,026,847 warrants. Upon Company stockholder approval, which was obtained on August 13, 2024 and subject to beneficial ownership limitations, 6,585 shares of Series C Preferred Stock issued pursuant to the financing automatically converted into 6,585,314 shares of common stock.

Warrants on common stock or Series C Preferred Stock issued in March 2024 Financing

The warrants are exercisable via gross physical settlement for $5.796933 per underlying share of common stock (or a number of shares of Series C Preferred Stock convertible into the number of shares of common stock the warrant is then exercisable into). The warrants expire on November 8, 2024, which is the thirty-first day following the public announcement of the first patient dosed in a Phase 2 trial of AVTX-009 in hidradenitis suppurativa. The warrants include anti-dilution protection provisions.

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

No warrants were exercised for the nine months ended September 30, 2024. Subsequent to September 30, 2024 and through November 6, 2024, 10,026,847 warrants were exercised resulting in the issuance of 711,580 shares of common stock and 9,315.267 shares of Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into 1,000 shares of common stock, subject to beneficial ownership limitations. Remaining unexercised warrants, if any, will expire on November 8, 2024.

Upon exercise of the warrants, the Company will pay an additional amount of transaction costs to a third-party financial institution, based on 2.5% gross proceeds received from the exercise. As the warrants are in the money as of September 30, 2024, the Company has recognized $1.7 million for transaction costs within other income (expense), net for the nine months ended September 30, 2024. Based on warrant exercises through November 6, 2024, the Company will pay approximately $1.5 million of transaction costs in the fourth quarter of 2024 and will monitor additional fees due for any subsequent exercises. The Company also incurred an additional $7.5 million of transaction costs related to the private placement investment which were expensed within other income (expense), net for the nine months ended September 30, 2024.

Series C Preferred Stock issued in the Almata Transaction and March 2024 Financing

As of September 30, 2024, the Company had 5,000,000 shares of Preferred Stock authorized, of which 34,326 have been designated as Series C Preferred Stock. Of the 22,358 shares of Series C Preferred Stock that were issued pursuant to the March 2024 Financing and the Almata Transaction, 8,648 shares of Series C Preferred Stock were converted into 8,648,244 shares of common stock on August 13, 2024 upon Company stockholder approval and subject to beneficial ownership limitations, leaving 13,710 shares of Series C Preferred Stock outstanding as of September 30, 2024. The Series C Preferred Stock has a par value of $0.001 per share. The Series C Preferred Stock has no voting rights, no liquidation preference, and are not redeemable. In the event of any liquidation, dissolution or winding up of the Company, holders of Series C Preferred Stock are entitled to be paid out of the assets with the Company legally available for distribution to its stockholders on an as-converted and pari-passu basis with common stock. The Series C Preferred Stock is subject to broad-based weighted average anti-dilution protection for certain issuances of common stock and securities convertible into common stock. The Series C Preferred Stock is entitled to receive dividends equal to and in the same form, and in the same manner, based on the then-current conversion ratio as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of the common stock.

The Series C Preferred Stock is contingently redeemable outside the control of the Company such that the Series C Preferred Stock is recognized outside of permanent equity. The $11.5 million carrying value of the 2,412 shares of Series C Preferred Stock issued to the former AlmataBio stockholders pursuant to the Almata Transaction was recognized outside of stockholders’ equity on the Company’s unaudited condensed consolidated balance sheet upon issuance. Following the automatic conversion of 2,063 of the shares of Series C Preferred Stock on August 13, 2024, the remaining 349 shares of Series C Preferred Stock held by the former AlmataBio stockholders, with a carrying value of $1.7 million, remains recognized outside of stockholders’ equity on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2024. Upon converting to common stock, the corresponding carrying value of the shares of Series C Preferred Stock of $9.8 million, was classified as a component of permanent stockholders’ equity within additional paid-in capital in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2024. No amounts were allocated to the Series C Preferred Stock issued pursuant to the March 2024 Financing because the initial fair value of the warrants exceeded gross proceeds received for the issuance of the private placement bundle that included both Series C Preferred Stock and warrants. The Series C Preferred Stock is not remeasured to redemption value until the shares are probable of becoming redeemable for cash. As of September 30, 2024, the Company expects to have sufficient authorized and unissued shares to settle the Series C Preferred Stock, and therefore it is not probable that the Series C Preferred Stock would be redeemable for cash as of the balance sheet date.

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

Common Stock Warrants

At September 30, 2024, the following common stock warrants were outstanding:

Number of common shares			Exercise price	Expiration
underlying warrants			per share	date
148			$7,488	June 2031
11,967,526	(1)	(2)	$5.796933	November 8, 2024
11,967,674

(1) The warrants are exercisable for shares of common stock or an equivalent amount (as converted to common stock) of Series C Preferred Stock.
(2) Subsequent to September 30, 2024 and through November 6, 2024, 10,026,847 warrants were exercised resulting in the issuance of 711,580 shares of common stock and 9,315.267 shares of Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into 1,000 shares of common stock, subject to certain beneficial ownership limitations.

11. Stock-Based Compensation

2016 Equity Incentive Plan

In April 2016, our board of directors adopted the 2016 Equity Incentive Plan, which was approved by our stockholders in May 2016 and which was subsequently amended and restated in May 2018 and August 2019 with the approval of our board of directors and our stockholders (the “2016 Third Amended Plan”). In June 2024, our board of directors approved a fourth amended and restated equity incentive plan, which was subsequently approved by the Company’s stockholders in August 2024 (the “2016 Fourth Amended Plan”). During the term of the 2016 Fourth Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year ending on (and including) January 1, 2034, by an amount equal to 5% of the total number of outstanding shares of common stock and Series C Preferred Stock (determined on an as-converted stock basis) plus all outstanding prefunded warrants to acquire shares of common stock (if any) as of December 31st of the preceding calendar year. On January 1, 2024, pursuant to the terms of the 2016 Third Amended Plan, an additional 32,070 shares were made available for issuance. Upon approval of the 2016 Fourth Amended Plan on August 13, 2024, the number of shares available for issuance increased by 3,508,804 shares. As of September 30, 2024, there were 1,300,743 shares available for future issuance under the 2016 Fourth Amended Plan.

Option grants expire after ten years. Employee options typically vest over four years. Employees typically receive a new hire option grant, as well as an annual grant in the first or second quarter of each year. Options granted to directors typically vest either immediately or over a period of one or three years. Directors may elect to receive stock options in lieu of board compensation, which vest immediately. For stock options granted to employees and non-employee directors, the estimated grant date fair market value of the Company’s stock-based awards is amortized ratably over the individuals’ service periods, which is the period in which the awards vest. Stock-based compensation expense includes expense related to stock options, restricted stock units and employee stock purchase plan shares. The amount of stock-based compensation expense recognized for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$762	$371	$1,250	$1,028
General and administrative	1,086	582	1,698	1,673
Total stock-based compensation	$1,848	$953	$2,948	$2,701

Stock options with service-based vesting conditions

The Company has granted options that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. A summary of option activity for the nine months ended September 30, 2024 is as follows:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Balance at December 31, 2023	7,211	$3,191.97	$1,930.00	8.3
Granted	1,993,100	$10.47	$9.04
Forfeited	(27)	$323.13	$232.02
Expired	(228)	$13,926.66	$6,649.90
Balance at September 30, 2024	2,000,056	$20.35	$15.22	9.8
Exercisable at September 30, 2024	5,588	$3,240.47	$2,000.64	7.5

On August 13, 2024, as part of its annual stock option award, the Company granted options with service-based vesting conditions to purchase 1.4 million shares of common stock to its employees that vest over four years and options with service-based vesting conditions to purchase 0.1 million shares of common stock to its non-employee directors that vest over three years. Additionally, in June and July 2024, the Company granted 0.2 million options to each of its newly appointed Chief Legal Officer and newly appointed Chief Medical Officer. The options were granted as inducement option grants pursuant to Nasdaq Listing Rule 5635(c)(4) and are subject to service-based vesting conditions.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. As of September 30, 2024, the aggregate intrinsic value of options outstanding was zero. There were 2,300 options that vested during the nine months ended September 30, 2024 with a weighted average exercise price of $1,164.22 per share. The total grant date fair value of shares which vested during the nine months ended September 30, 2024 was $1.9 million.

The Company recognized stock-based compensation expense of $1.4 million and $2.5 million related to stock options with service-based vesting conditions for the three and nine months ended September 30, 2024. At September 30, 2024, there was $18.4 million of total unrecognized compensation cost related to unvested service-based vesting condition awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.3 years.

Stock-based compensation assumptions

The following table presents the assumptions used to compute stock-based compensation for stock options with service-based vesting conditions granted under the Black-Scholes valuation model for the nine months ended September 30, 2024.

Service-based options
Expected term of option (in years)	5.81 - 6.25
Expected stock price volatility	113.1% - 116.9%
Risk-free interest rate	3.70% - 4.26%
Expected annual dividend yield	0%

As of September 30, 2024, there were no outstanding stock options that contained market-based vesting conditions.

Restricted Stock Units

The Company has granted restricted stock units (“RSU”) that contain service-based vesting conditions. The Company measures the fair value of the RSUs using the stock price on the date of grant. The compensation cost for RSUs is recognized on a straight-line basis over the vesting period. A summary of RSU activity for the nine months ended September 30, 2024 is as follows:

	RSUs Outstanding
	Number of shares	Weighted average grant date fair value
Balance at Unvested RSUs at December 31, 2023	—	$—
Granted	632,100	9.88
Unvested RSUs at September 30, 2024	632,100	$9.88

The RSUs, which were granted on August 13, 2024, vest annually over a three-year period beginning on March 28, 2025. The Company recognized stock-based compensation expense of $0.4 million related to RSUs for the three and nine months ended September 30, 2024. At September 30, 2024, there was $5.8 million of total unrecognized compensation cost related to RSUs. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years.

Employee Stock Purchase Plan

On April 5, 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan, which was approved by the Company’s stockholders and became effective on May 18, 2016 (the “Initial ESPP”). In June 2024, our board of directors approved an amended and restated employee stock purchase plan, which was subsequently approved by the Company’s stockholders in August 2024 (the “ESPP”).

Under the ESPP, eligible employees can purchase common stock through accumulated payroll deductions at such times as are established by the administrator. The ESPP is administered by the compensation committee of the Company’s board of directors. Under the ESPP, eligible employees may purchase stock at 85% of the lower of the fair market value of a share of the Company’s common stock (i) on the first day of an offering period or (ii) on the purchase date. Eligible employees may contribute up to 15% of their earnings during the offering period. The Company’s board of directors may establish a maximum number of shares of the Company’s common stock that may be purchased by any participant, or all participants in the aggregate, during each offering period. Under the ESPP, a participant may not accrue rights to purchase more than $25,000 of the fair market value of the Company’s common stock for each calendar year in which such right is outstanding.

The Company initially reserved and authorized up to 174 shares of common stock for issuance under the Initial ESPP. Pursuant to the ESPP, on January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP automatically increases by a number equal to 1% of the Company’s outstanding shares of common stock and Series C Preferred Stock (determined on an as-converted basis) plus all outstanding prefunded warrants to acquire shares of common stock (if any), as of December 31st of the preceding calendar year. On January 1, 2024, pursuant to the Initial ESPP the number of shares available for issuance increased by 174. Upon approval of the ESPP on August 13, 2024, the number of shares available for issuance increased by 233,920 shares. As of September 30, 2024, 234,878 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized minimal stock-based compensation expense for the three and nine months ended September 30, 2024.

12. Income Taxes

The Company recognized minimal income tax expense for the three and nine months ended September 30, 2024 and 2023 due to the significant valuation allowance against the Company’s deferred tax assets and the quarter-to-date and year-to-date pre-tax net income.

13. Commitments and Contingencies

Litigation

Litigation - General

The Company may become party to various contractual disputes, litigation, and potential claims arising in the ordinary course of business. Reserves are established in connection with such matters when a loss is probable, and the amount of such loss can be reasonably estimated. The Company currently does not believe that the resolution of such matters will have a material adverse effect on its financial position or results of operations except as otherwise disclosed in this report.

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

No expense related to the agreements was recognized in the nine months ended September 30, 2024. There has been no cumulative expense recognized as of September 30, 2024 under the agreements. The Company will continue to monitor the milestones and royalties at each reporting period.

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

No expense related to the KKC License Agreement was recognized in the nine months ended September 30, 2024. There has been no cumulative expense recognized as of September 30, 2024 related to the milestones, royalties or any other amounts other than the $10.0 million upfront license fee incurred in 2021 as disclosed above. The Company will continue to monitor the milestones and royalties at each reporting period.

CHOP License Agreement

Following its February 3, 2020 merger with Aevi Genomic Medicine, Inc. (“Aevi”), the Company became party to a license agreement with The Children’s Hospital of Philadelphia (“CHOP”) (as amended, the “CHOP License Agreement”). Quisovalimab became a covered product under this license agreement in 2021 and at that time became subject to the terms therein.

An initial upfront fee of $0.5 million was paid to CHOP by Aevi, which Avalo acquired in 2020. Avalo is required to pay an additional $1.0 million to CHOP based on the achievement of specified regulatory and commercial milestones Avalo is obligated to pay an annual license maintenance fee of $0.2 million to CHOP, of which Avalo has paid an aggregate of $0.9 million as of the filing date of this Quarterly Report on Form 10-Q.

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

No expense related to the milestones and royalties due under the CHOP Agreement was recognized for the nine months ended September 30, 2024. Avalo has not recognized any cumulative expense under the agreement related to the milestone or royalties as of September 30, 2024. The Company will continue to monitor the milestones and royalties at each reporting period.

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

Additionally, the Company is required to pay Sanford Burnham Prebys royalties during a country-by-country royalty term equal to a tiered low-to-mid single digit percentage of annual net sales. Avalo is also required to pay Sanford Burnham Prebys tiered payments in which the low end and high end of the range fall on or between 10% and 20% of what Avalo receives from sublicensing its rights under the Sanford Burnham Prebys License Agreement, subject to certain exclusions.

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

No expense related to milestones or royalties pursuant to the Sanford Burnham Prebys License Agreement was recognized in the nine months ended September 30, 2024. There has been no cumulative expense recognized as of September 30, 2024 related to the milestones or royalties under this license agreement other than the $0.4 million upfront fee incurred in 2021. The Company will continue to monitor the milestones and royalties at each reporting period.

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

Under the terms of the license agreement, there was an upfront license fee of $0.5 million. The Company is required to pay Astellas up to an aggregate of $5.5 million based on the achievement of specified development and regulatory milestones. There are no annual maintenance fees payable under the Astellas license agreement. Additionally, the Company is required to pay Astellas a tiered mid-to-high single digit percentage of the payments that Avalo receives from any sublicensing of its rights under the Astellas license agreement, subject to certain exclusions. Upon commercialization, the Company is required to pay Astellas royalties during a country-by-country royalty term equal to a tiered mid-to-high single digit percentage of annual net sales during the period beginning upon the date of the first commercial sale of such licensed product in such country and ending on the later to occur of (a) the expiry of the last valid claim of an OSI product patent covering such licensed product in such country, (b) expiration of regulatory exclusivity in such country, and (c) ten (10) years from the first commercial sale of such licensed product in such country.

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

No expense related to this license agreement was recognized in the nine months ended September 30, 2024. There has been $0.5 million of cumulative expense recognized as of September 30, 2024 related to the milestones under this license agreement. The Company will continue to monitor the remaining milestones and royalties at each reporting period. The Company will continue to monitor the remaining milestones and royalties at each reporting period.

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

The Company had not recognized any milestones as of September 30, 2024 or received any payments other than the upfront payment as disclosed above.

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

The Company had not recognized any milestones as of September 30, 2024 or received any payments other than the upfront payment as disclosed above.

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

The Company had not recognized any revenue related to the milestones as of September 30, 2024 or received any payments other than the upfront payment and reimbursement for certain liabilities as disclosed above.

Acquisition Related and Other Contingent Liabilities

Almata Transaction Possible Future Milestone Payments

On March 27, 2024, the Company acquired AVTX-009 through its acquisition of AlmataBio. Pursuant to the Almata Transaction, the Company made a cash payment of $7.5 million in April 2024 to the former AlmataBio stockholders, which was due upon the initial closing of the private placement investment on March 28, 2024 (the “Initial Milestone”). Further, a portion of the consideration for the AlmataBio transaction includes development milestones to the former AlmataBio stockholders including $5.0 million due upon the first patient dosed in a Phase 2 trial in patients with hidradenitis suppurativa for AVTX-009 (the “Second Milestone”), which was met and paid in October 2024 as discussed below, and $15.0 million due upon the first patient dosed in a Phase 3 trial for AVTX-009 (the “Third Milestone”), both of which are payable in cash or stock of Avalo at the election of the former AlmataBio stockholders. In the absence of timely notice of such election, Avalo may elect to pay the milestones in cash or common stock of Avalo.

The Company paid the Initial Milestone payment in April 2024 and recognized the payment within acquired in-process research and development expense in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2024. In addition, the Company concluded the Second Milestone was probable as of the acquisition date and therefore recognized the $5.0 million milestone within acquired in-process research and development expense in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2024 and the corresponding liability as contingent consideration as of September 30, 2024. The Company made a cash payment of $5.0 million in October 2024 upon meeting the Second Milestone. The Company will continue to monitor the Third Milestone each reporting period.

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

The first milestone was the enrollment of a patient in a Phase 2 study related to quisovalimab (for treatment of pediatric onset Crohn’s disease), AVTX-006 (for treatment of any indication) or AVTX-007 (for treatment of any indication) prior to February 3, 2022, which would have resulted in a milestone payment of $2.0 million. The Company did not meet the first milestone prior to February 3, 2022. Therefore, no contingent consideration related to this milestone was recognized as of September 30, 2024 and no future contingent consideration will be recognized.

The second milestone is the receipt of an NDA approval for either AVTX-006 or AVTX-007 from the FDA on or prior to February 3, 2025. If this milestone is met, the Company is required to make a milestone payment of $4.5 million. The contingent consideration related to the second development milestone will be recognized if and when such milestone is probable and can be reasonably estimated. No contingent consideration related to the second development milestone had been recognized as of September 30, 2024. The Company will continue to monitor the second milestone each reporting period.

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

Avalo assumed this Royalty Agreement upon closing of the Aevi Merger and it is recorded as a royalty obligation within the Company's accompanying unaudited condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023. Because there is a significant related party relationship between the Company and the Investors, the Company has treated its obligation to make royalty payments under the Royalty Agreement as an implicit obligation to repay the funds advanced by the Investors. As the Company makes royalty payments in accordance with the Royalty Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which will result in a corresponding increase in the liability balance.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as “projects,” “may,” “might,” “will,” “could,” “would,” “should,” “continue,” “seeks,” “aims,” “predicts,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “potential,” “pro forma” or other similar words (including their use in the negative), or by discussions of future matters such as: the future financial and operational outlook; the development of product candidates; and other statements that are not historical. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those set out in our Quarterly Report on Form 10-Q, Part II – Item 1A, “Risk Factors,” filed with the Securities and Exchange Commission, or SEC, on August 12, 2024, as well as in our Annual Report on Form 10-K filed with the SEC on March 29, 2024, and in our other filings with the SEC. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Recent Developments

In October 2024, Avalo announced that its first patient had been dosed in the Company’s Phase 2 (“LOTUS”) trial of AVTX-009, an anti-IL-1β (mAb), in hidradenitis suppurativa (“HS”). The LOTUS Trial is a randomized, double-blind, placebo-controlled, parallel-group Phase 2 trial with two AVTX-009 dose regimens to evaluate the efficacy and safety of AVTX-009 in approximately 180 adults with moderate to severe HS. Subjects will be randomized (1:1:1) to receive either one of two doses of AVTX-009 or placebo. The primary efficacy endpoint is the proportion of subjects achieving Hidradenitis Suppurativa Clinical Response (HiSCR75) at Week 16. Avalo is the study sponsor and the current proposed trial locations include the United States, Canada, France, Germany, Italy, Spain, Bulgaria, Czech Republic, Greece, Poland, Australia and Turkey.

Subsequent to September 30, 2024 and through November 6, 2024, Avalo received $58.1 million in additional proceeds from the exercise of the warrants issued in the private placement financing that closed in March 2024.

Liquidity

Since inception, we have incurred significant operating and cash losses from operations. We have primarily funded our operations to date through sales of equity securities, out-licensing transactions and sales of assets.

For the nine months ended September 30, 2024, Avalo generated net income of $0.2 million and negative cash flows from operations of $34.0 million. As of September 30, 2024, Avalo had $81.9 million in cash and cash equivalents. In the first quarter of 2024, the Company closed a private placement investment consisting of an initial upfront gross investment of $115.6 million (net proceeds were $108.1 million after deducting transaction costs) and up to an additional $69.4 million of gross proceeds upon the exercise of 11,967,526 warrants issued in the financing, which expire on November 8, 2024. Subsequent to September 30, 2024 and through November 6, 2024, the Company received gross proceeds of $58.1 million from the exercise of the warrants issued in the private placement.

Based on our current operating plans, we expect that our existing cash and cash equivalents are sufficient to fund operations for at least twelve months from the filing date of this Quarterly Report on Form 10-Q and we expect current cash on hand to fund operations into at least 2027. The Company closely monitors its cash and cash equivalents and seeks to balance the level of cash and cash equivalents with our projected needs to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. We may satisfy any future cash needs through sales of equity securities under the Company’s at-the-market program or other equity financings, out-licensing transactions, strategic alliances/collaborations, sale of programs, and/or mergers and acquisitions. There can be no assurance that any financing or business development initiatives can be realized by the Company, or if realized, what the terms may be. To the extent that we raise capital through the sale of equity, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Further, if the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates.

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

There is no guarantee that our products will obtain regulatory approval by the United States Food and Drug Administration (the “FDA”) or comparable foreign regulatory authorities. The FDA approval process is complex, time-consuming, and expensive. It typically involves the following prior to submitting a new drug application (NDA) or biologics license application (BLA): preclinical laboratory and animal testing, submission of an IND application, and human clinical trials to establish safety and efficacy. Human clinical trials typically include: Phase 1 studies to evaluate the safety and tolerability of the drug, generally in normal, healthy volunteers; Phase 2 studies to evaluate safety and efficacy, as well as appropriate doses; these studies are typically conducted in patient volunteers who suffer from the particular disease condition that the drug is designed to treat; and Phase 3 studies to evaluate safety and efficacy of the product at specific doses in one or more larger pivotal trials. Upon submission of an NDA or BLA, the FDA reviews the application including potentially an FDA advisory committee review and typically inspects manufacturing facilities and clinical study sites prior to FDA approval or rejection of the application. Even if a product receives FDA approval, the agency may impose post-approval requirements or withdraw approval if safety or efficacy issues arise. The processes for obtaining marketing approvals in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

Product Revenue, Net

The Company’s license and supply agreement for Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions expired, as planned, on September 30, 2023. The Company continues to monitor estimates for commercial liabilities, such as sales returns. As additional information becomes available, the Company could recognize expense (or benefit) for differences between actuals or updated estimates to the reserves previously recognized. As such, the Company recognized minimal revenue for both the three months ended September 30, 2024 and 2023 and we expect minimal to no revenue going forward.

Cost of Product Sales

We recognized a benefit of $0.7 million to cost of product sales for the three months ended September 30, 2024, compared to $0.2 million for the same period in 2023. The benefit recognized in the current period was mainly driven by the reversal of a $1.0 million reserve against the receivable due from Aytu BioScience, Inc. (“Aytu”) in December 2024 given that Avalo expects the receivable to be collectible as of September 30, 2024, partially offset by additional royalty on the profit share as a result of a change in estimate for commercial liabilities. The cost of product sales incurred in the prior period was driven by units sold.

The Company will continue to monitor estimates for commercial liabilities, such as sales returns, profit share with the supplier pursuant to the reconciliation process, and commercial activity with Aytu, who previously managed Millipred® commercial operations on our behalf. As additional information becomes available, the Company could recognize expense (or a benefit) for differences between actuals or updated estimates to the reserves previously recognized, which could be recognized in cost of product sales.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023
Nonclinical expenses	$154	$269
Clinical expenses	5,078	915
CMC expenses	1,978	(1,191)
Internal expenses:
Salaries, benefits and related costs	1,511	826
Stock-based compensation expense	761	371
Other	56	59
	$9,538	$1,249

Research and development expenses increased $8.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was mainly driven by a $4.2 million increase in clinical expenses and a $3.2 million increase in chemistry, manufacturing, and controls (“CMC”) expenses.

Clinical expenses increased due to LOTUS Trial initiation activities, which culminated with the dosing of the first patient in early October 2024. Additionally, CMC expenses increased as a result of raw material purchases for an upcoming manufacturing run for AVTX-009 compared to a reversal of CMC expense in the prior year due to a reduced cancellation fee on a cancelled manufacturing run of AVTX-002.

Salaries, benefits and related costs increased $0.7 million compared to the three months ended September 30, 2023 due to increased non-equity incentive plan compensation expense and headcount additions.

We expect future research and development expenses to increase as a result of our development plans for AVTX-009, including the execution of the Phase 2 LOTUS Trial which commenced in October 2024.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023
Salaries, benefits and related costs	$1,171	$582
Legal, consulting and other professional expenses	1,603	1,146
Stock-based compensation expense	1,086	582
Other	426	180
	$4,286	$2,490

General and administrative expenses increased $1.8 million for the three months ended September 30, 2024 compared to the prior period. The increase was driven by a $0.6 million increase in salaries benefits and related costs due to increased non-equity incentive plan compensation expense and headcount additions, as well as a $0.5 million increase to stock compensation expense due to option and restricted stock unit grants during the period, including the annual grant in August 2024. In addition, legal, consulting and other professional expenses increased by $0.5 million for reporting, compliance and transition work incurred following the Almata Transaction and March 2024 private placement financing, as well as increased consulting services to support market research.

While we expect the majority of operating expense increases will be focused on research and development activities to progress AVTX-009, we also expect moderate increases to general and administrative expenses to support the AVTX-009 program.

Other Income (Expense), Net

The following table summarizes our other income (expense), net for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023

Change in fair value of warrant liability	36,025	—
Change in fair value of derivative liability	(1,100)	100
Interest income (expense), net	964	(1,553)
Other expense, net	(5)	(17)
	$35,884	$(1,470)

Other income, net increased $37.4 million for the three months ended September 30, 2024 compared to the prior period. The increase was primarily driven by a $36.0 million gain recognized on the change of fair value of the warrant liability associated with the warrants issued in the March 2024 financing. The warrant liability fair value was $46.8 million as of September 30, 2024, as compared to $82.9 million as of June 30, 2024. The decrease in the fair value was mainly driven by the decrease in the closing stock price on the last trading day of the third quarter of 2024 of $9.50 per share compared to the closing stock price on the last trading day of the second quarter of 2024 of $12.47 per share, paired with a shorter term as the warrants approach expiration on November 8, 2024. Avalo expects no warrant liability as of December 31, 2024 following the exercise and/or expiration of the warrants during the fourth quarter of 2024. Refer to Note 6 - Fair Value Measurements of the unaudited condensed and consolidated financial statements for more information.

Interest income increased by $2.5 million given the Company’s increased cash position compared to the prior period, paired with no interest expense incurred in the current period given the Company’s full payoff of its former loan in the prior year.

Finally, the increase to other income, net was partially offset by a $1.1 million increase in fair value of the derivative liability (representing a loss on the change in fair value), primarily driven by the passage of time and declines in market credit spreads and risk-free rates. Refer to Note 6 - Fair Value Measurements of the unaudited condensed consolidated financial statements for more information.

Income Tax Expense

The Company recognized minimal income tax expense for both the three months ended September 30, 2024 and 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Product Revenue, Net

The Company’s license and supply agreement for Millipred® expired, as planned, on September 30, 2023. The Company continues to monitor estimates for commercial liabilities, such as sales returns. As additional information becomes available, the Company could recognize expense (or benefit) for differences between actuals or updated estimates to the reserves previously recognized. For the nine months ended September 30, 2024, the Company recognized minimal net product revenue of $0.2 million compared to $1.4 million for the nine months ended September 30, 2023 for sales of Millipred® during the period. We do not expect future gross product revenue for Millipred®.

Cost of Product Sales

We recognized a benefit of $0.5 million to cost of product sales for the nine months ended September 30, 2024, compared to $1.5 million for the same period in 2023. The benefit recognized in the current period was mainly driven by the reversal of a reserve against the receivable due from Aytu in December 2024 given that Avalo expects the receivable to be collectible as of September 30, 2024, partially offset by an additional royalty on the profit share due as a result of a change in estimate for commercial liabilities. The cost of product sales in the prior period was driven by units sold.

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

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Nonclinical expenses	$501	$844
Clinical expenses	6,719	5,388
CMC expenses	2,971	1,787
Internal expenses:
Salaries, benefits and related costs	4,644	2,699
Stock-based compensation expense	1,250	1,028
Other	169	171
	$16,254	$11,917

Research and development expenses increased $4.3 million for the nine months ended September 30, 2024. The increase was driven a $1.9 million increase in salaries, benefits and related costs due primarily to increased non-equity incentive plan compensation expense incurred in the current period and increases in clinical and CMC expenses by $1.3 million and $1.2 million, respectively. Clinical expenses increased due to LOTUS Trial initiation activities including preparation of the investigational new drug application, which was active in early July 2024, and trial start-up activities, which culminated with the first patient being dosed in October 2024. CMC expenses increased as a result of raw material purchases for an upcoming manufacturing run for AVTX-009. These increases were partially offset by development and manufacturing activity ongoing in the prior year for quisovalimab that did not repeat in the current year given the PEAK trial concluded in June 2023.

We expect future research and development expenses to increase as a result of our development plans for AVTX-009, including the execution of the Phase 2 LOTUS Trial which commenced in October 2024.

Acquired in-process research and development

In the first quarter of 2024, we acquired AVTX-009 pursuant to the Almata Transaction, resulting in us acquiring $27.6 million of acquired IPR&D. The fair value of the IPR&D, substantially all of which is related to AVTX-009, was recognized as acquired IPR&D expense for the nine months ended September 30, 2024 as there is no alternative future use. There was no acquired IPR&D for the nine months ended September 30, 2023.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Salaries, benefits and related costs	$3,457	$1,768
Legal, consulting and other professional expenses	5,601	3,399
Stock-based compensation expense	1,698	1,673
Other	1,252	784
	$12,008	$7,624

General and administrative expenses increased $4.4 million for the nine months ended September 30, 2024 compared to the prior period. The increase was driven by a $2.2 million increase in legal, consulting and other professional expenses incurred for accounting and reporting work incurred as well as increased consulting services following the Almata Transaction and March 2024 private placement financing. Additionally, salaries, benefits and related costs increased $1.7 million primarily due to increased non-equity incentive plan compensation expense incurred in the current period.

While we expect the majority of operating expense increases will be focused on research and development activities to progress AVTX-009, we also expect moderate increases to general and administrative expenses to support the AVTX-009 program.

Other Income (Expense), Net

The following table summarizes our other income (expense), net for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023

Excess of initial warrant fair value over private placement proceeds	(79,276)	—
Change in fair value of warrant liability	148,071	—
Private placement transaction costs	(9,220)	—
Change in fair value of derivative liability	(6,260)	(120)
Interest income (expense), net	2,101	(3,498)
Other expense, net	(5)	(42)
	$55,411	$(3,660)

Other income, net increased $59.1 million for the nine months ended September 30, 2024 as compared to the prior period primarily driven by the impact of the warrant liability associated with the warrants issued in the March 2024 financing. For the nine months ended September 30, 2024, we recognized a $79.3 million loss at issuance on the excess of initial warrant liability fair value ($194.9 million) over the private placement proceeds ($115.6 million). The loss was more than offset by a $148.1 million gain recognized on the change of fair value of the warrant liability from March 31, 2024 to September 30, 2024. The decrease in the fair value was mainly driven by the decrease in the closing stock price on the last trading day of the third quarter of $9.50 per share compared to the closing stock price on the last trading day of the first quarter of $21.75 per share, paired with a shorter term as the warrants approach expiration on November 8, 2024. Avalo expects no warrant liability as of December 31, 2024 following the exercise and/or expiration of the warrants during the fourth quarter of 2024. Refer to Note 6 - Fair Value Measurements of the unaudited condensed and consolidated financial statements for more information.

The increase to other income, net was partially offset by $9.2 million of private placement transaction costs, largely consisting of the placement agent fee of $7.0 million due on the transaction close date in March 2024, and $1.7 million fee payable upon exercise of the warrants issued in the private placement investment.

Additionally, other income, net was partially offset by a $6.3 million increase in fair value of the derivative liability (representing a loss on the change in fair value) driven primarily by changes in assumptions utilized in the valuation of the AVTX-007 Milestones and Royalties (as defined in Note 6 of the unaudited condensed consolidated financial statements) due to updated publicly available information of the indication and status of trial activities pursued for the asset by Apollo. The main driver of this increase was a significant increase to the peak annual net sales forecast as a result of Apollo developing the asset in atopic dermatitis, which is a much larger market opportunity than adult-onset Still’s disease, the previous indication being pursued. Refer to Note 6 - Fair Value Measurements of the unaudited condensed consolidated financial statements for more information.

Finally, interest income increased by $5.6 million given the Company’s increased cash position compared to the prior period, paired with no interest expense incurred in the current period given the Company’s full payoff of its former loan in the prior year.

Income Tax Expense

The Company recognized minimal income tax expense for both the nine months ended September 30, 2024 and 2023.

Liquidity and Capital Resources

Uses of Liquidity

The Company uses cash to primarily fund the ongoing development of its research and development pipeline assets, mainly AVTX-009, and costs associated with its organizational infrastructure.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(34,012)	$(27,914)
Investing activities	356	(133)
Financing activities	108,140	25,041
Net increase (decrease) in cash and cash equivalents	$74,484	$(3,006)

Net cash used in operating activities

Net cash used in operating activities was $34.0 million for the nine months ended September 30, 2024 and consisted primarily of net income of $0.2 million and adjustments to reconcile net income to net cash used in operating activities including the change in fair value of the warrant liability of $148.1 million, excess of initial warrant fair value over private placement investment proceeds of $79.3 million, acquired IPR&D of $27.6 million, $7.5 million milestone payment made to the former AlmataBio stockholders upon the closing of a private placement investment, change in fair value of the derivative liability of $6.3 million and stock-based compensation of $2.9 million. Prepaid expense increased $2.4 million primarily due to advances paid for AVTX-009 contracts and the timing of insurance prepayments. Accrued expenses and other liabilities increased $2.1 million primarily related to non-equity incentive compensation and increased research and development and general and administrative activities to support the development of AVTX-009.

Net cash used in operating activities was $27.9 million for the nine months ended September 30, 2023 and consisted primarily of a net loss of $23.4 million and non-cash adjustments to reconcile cash used in operating activities including stock-based compensation expense of $2.7 million and accretion of the debt discount of $1.8 million. Accrued expenses and other current liabilities and accounts payable decreased $8.1 million and $2.1 million, respectively, from December 31, 2022.

We expect future cash used in operating activities, excluding the milestone payment made to the former AlmataBio stockholders, to increase in future periods as a result of our development plans for AVTX-009, including the execution of the Phase 2 LOTUS Trial which commenced in October 2024.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the nine months ended September 30, 2024 consisted of the cash acquired as part of the Almata Transaction. Net cash used in investing activities was minimal for the nine months ended September 30, 2023.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of gross proceeds of $115.6 million from the private placement investment that closed on March 28, 2024, partially offset by $7.5 million of transaction costs paid related to the private placement investment.

Subsequent to September 30, 2024 and through November 6, 2024, Avalo received $58.1 million in additional proceeds from the exercise of the warrants issued in the private placement financing that closed in March 2024 and could receive up to $11.3 million upon the exercise of the remaining warrants prior to expiry on November 8, 2024.

Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of net proceeds of $32.5 million from the sale of common stock pursuant to the Company’s at-the-market program and net proceeds of $13.7 million from an underwritten public offering that closed in February 2023, partially offset by debt principal payments of $21.2 million. In September of 2023, the Company repaid all outstanding principal, inclusive of the final payment fee, and interest under its loan agreement.

Critical Accounting Policies, Estimates, and Assumptions

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP. In preparing the financial statements in conformity with GAAP, the Company makes estimates and assumptions that have an impact on assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, revenue recognition, cost of product sales, stock-based compensation, fair value measurements, the valuation of warrant liabilities, the valuation of derivative liabilities, cash flows used in management’s going concern assessment, income taxes, goodwill, and clinical trial accruals. The Company believes, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 13, 2024 (as amended on July 11, 2024). There have been no significant changes to our critical accounting policies during the three months ended September 30, 2024.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024 (the “2023 10-K”) and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 12, 2024 (the “Q2 2024 10-Q”), which could materially affect our business, financial condition, or future results. Our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in the 2023 10-K and Q2 2024 10-Q referenced above. The risks described in the 2023 10-K and Q2 2024 10-Q referenced above, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

10.1	Employment Agreement, dated June 1, 2024, by and between Avalo Therapeutics, Inc. and Mittie Doyle (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 16, 2024).

10.2	Avalo Therapeutics, Inc. Fourth Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 14, 2024).

10.3	Avalo Therapeutics, Inc. Amended and Restated 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 14, 2024).

10.4+	Non-Employee Director Compensation Policy, Amended June 6, 2024 with an effective date of July 1, 2024.

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Preferred Stock and Changes in Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2024 and 2023; and (v) Notes to Unaudited Financial Statements.

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

Avalo Therapeutics, Inc.

Date: November 7, 2024	/s/ Christopher Sullivan
Christopher Sullivan
Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer)