Form 10-Q
period 2025-03-31
Avalo Therapeutics, Inc.
filed 2025-05-12
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 001-37590
AVALO THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	45-0705648 (I.R.S. Employer Identification No.)
1500 Liberty Ridge Drive, Suite 321 Wayne, Pennsylvania 19087 (Address of principal executive offices)	(410) 522-8707 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	AVTX	Nasdaq Capital Market
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
As of May 7, 2025, the registrant had 10,827,620 shares of common stock outstanding.

AVALO THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2025

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$125,046	$134,546
Prepaid expenses and other current assets	1,833	4,325
Restricted cash, current portion	62	19
Total current assets	126,941	138,890
Property and equipment, net	949	1,209
Goodwill	10,502	10,502
Restricted cash, net of current portion	131	131
Total assets	$138,523	$150,732
Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	$681	$283
Accrued expenses and other current liabilities	4,574	6,317
Derivative liability, current	360	360
Total current liabilities	5,615	6,960
Royalty obligation	2,000	2,000
Deferred tax liability, net	278	270
Derivative liability, non-current	7,740	8,120
Other long-term liabilities	275	350
Total liabilities	15,908	17,700
Mezzanine equity:
Series D Preferred Stock—$0.001 par value; 1 share of Series D Preferred Stock authorized at March 31, 2025 and December 31, 2024; 1 share of Series D Preferred Stock issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Series E Preferred Stock—$0.001 par value; 1 share of Series E Preferred Stock authorized at March 31, 2025 and December 31, 2024; 1 share of Series E Preferred Stock issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at March 31, 2025 and December 31, 2024; 10,827,620 and 10,471,934 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	11	10
Series C Preferred Stock—$0.001 par value; 34,326 shares of Series C Preferred Stock authorized at March 31, 2025 and December 31, 2024; 24,696 and 24,896 shares of Series C Preferred Stock issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	506,016	503,285
Accumulated deficit	(383,412)	(370,263)
Total stockholders’ equity	122,615	133,032
Total liabilities, mezzanine equity and stockholders’ equity	$138,523	$150,732

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Operating expenses:
Cost of product sales	—	(80)
Research and development	9,123	2,116
General and administrative	5,546	3,193
Acquired in-process research and development	—	27,538
Total operating expenses	14,669	32,767
Loss from operations	(14,669)	(32,767)
Other income (expense):
Change in fair value of derivative liability	380	(120)
Interest income, net	1,148	100
Excess of initial warrant fair value over private placement proceeds	—	(79,276)
Private placement transaction costs	—	(9,220)
Total other income (expense), net	1,528	(88,516)
Loss before taxes	(13,141)	(121,283)
Income tax expense	8	7
Net loss and comprehensive loss	$(13,149)	$(121,290)

Weighted average common shares outstanding	10,514,901	859,381
Net loss per share of common stock, basic and diluted	$(1.25)	$(141.14)

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Mezzanine Preferred Stock		Common stock		Series C Preferred Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Three Months Ended March 31, 2025
Balance, December 31, 2024	2	$—	10,471,934	$10	24,896	$—	$503,285	$(370,263)	$133,032
Issuance of common stock in exchange for retirement of Series C Preferred Stock	—	—	200,000	1	(200)	—	—	—	1
Vesting of Restricted Stock Units net of shares withheld for taxes	—	—	155,686	—	—	—	(510)		(510)
Stock-based compensation	—	—	—	—	—	—	3,241	—	3,241
Net loss	—	—	—	—	—	—	—	(13,149)	(13,149)
Balance, March 31, 2025	2	$—	10,827,620	$11	24,696	$—	$506,016	$(383,412)	$122,615

	Mezzanine Preferred Stock		Common stock		Series C Preferred Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Three Months Ended March 31, 2024
Balance, December 31, 2023	—	$—	801,746	$1	—	$—	$342,437	$(335,134)	$7,304
Impact of reverse split fractional share round-up	—	—	60,779	—	—	—	—	—	—
Issuance of common stock pursuant to AlmataBio Transaction	—	—	171,605	—	—	—	815	—	815
Issuance of Series C Preferred Stock pursuant to AlmataBio Transaction	2,412	11,457	—	—	—	—	—	—	—
Issuance of Series C Preferred Stock in private placement	19,946	—	—	—	—	—	—	—	—
Issuance of Series D Preferred Stock in private placement	1	—	—	—	—	—	—	—	—
Issuance of Series E Preferred Stock in private placement	1	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	629	—	629
Net loss	—	—	—	—	—	—	—	(121,290)	(121,290)
Balance, March 31, 2024	22,360	$11,457	1,034,130	$1	—	$—	$343,881	$(456,424)	$(112,542)

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(13,149)	$(121,290)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	135	34
Stock-based compensation	3,241	629
Acquired in-process research and development	—	27,538
Excess of initial warrant fair value over private placement proceeds	—	79,276
Transaction costs paid pursuant to private placement	—	7,013
Transaction costs payable upon exercise of warrants issued in private placement	—	1,734
Cash payable to tax authorities related to withholding shares to satisfy RSU withholding obligations	(509)
Change in fair value of derivative liability	(380)	120
Deferred taxes	8	7
Changes in assets and liabilities:
Prepaid expenses and other assets	2,492	(53)
Lease incentive	—	158
Accounts payable	398	470
Accrued expenses and other liabilities	(1,700)	(1,652)
Lease liability, net	7	(186)
Net cash used in operating activities	(9,457)	(6,202)
Investing activities
Cash assumed from AlmataBio Transaction	—	356
Net cash provided by investing activities	—	356
Financing activities
Proceeds from Notes and warrants, net of debt issuance costs paid	—	—
Proceeds from private placement investment, gross	—	115,625
Transaction costs paid pursuant to private placement	—	(7,013)
Net cash provided by financing activities	—	108,612
(Decrease) increase in cash, cash equivalents and restricted cash	(9,457)	102,766
Cash, cash equivalents, and restricted cash at beginning of period	134,696	7,546
Cash, cash equivalents, and restricted cash at end of period	$125,239	$110,312
Supplemental disclosures of non-cash activities
Cash payable to tax authorities related to withholding shares to satisfy RSU withholding obligations	$(509)	$—
Issuance of common stock and Series C Preferred Stock pursuant to AlmataBio Transaction	$—	$12,272

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2025	2024
Cash and cash equivalents	$125,046	$110,177
Restricted cash, current	62	4
Restricted cash, non-current	131	131
Total cash, cash equivalents and restricted cash	$125,239	110,312
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

For the three months ended March 31, 2025, Avalo generated net loss of $13.1 million and negative cash flows from operations of $9.5 million. As of March 31, 2025, Avalo had $125.0 million in cash and cash equivalents.

In accordance with Accounting Standards Codification Topic 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated its ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued. Based on our current operating plans, we expect that our existing cash and cash equivalents are sufficient to fund operations for at least twelve months from the filing date of this Quarterly Report on Form 10-Q. The Company closely monitors its cash and cash equivalents and seeks to balance the level of cash and cash equivalents with our projected needs to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. We may satisfy any future cash needs through sales of equity securities under the Company’s at-the-market program or other equity financings, out-licensing transactions, strategic alliances/collaborations, sale of programs, and/or mergers and acquisitions. There can be no assurance that any financing or business development initiatives can be realized by the Company, or if realized, what the terms may be. To the extent that we raise capital through the sale of equity, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Further, if the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (the “FASB”). The unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities in the ordinary course of business.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The condensed consolidated balance sheet at December 31, 2024 has been derived from audited financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”).

The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the December 31, 2024 audited consolidated financial statements.

In the first quarter of 2025, the Company concluded that it would include other receivables with the prepaid and other current assets line in the Company’s unaudited condensed consolidated balance sheets and statement of cash flows. The Company reclassified $0.6 million and $0.1 million from other receivables to prepaid and other current receivables as of December 31, 2024 and for the three months ended March 31, 2024, respectively, to conform with the current period presentation.

Unless otherwise indicated, all amounts in the following tables are in thousands except share and per share amounts.

Significant Accounting Policies

During the three months ended March 31, 2025, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 20, 2025.

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

1 Equal to the aggregate common stock issued of 171,605 and the aggregate shares of Series C Preferred Stock issued of 2,412 (as-convertible to 2,412,000 shares of common stock), multiplied by the Company’s closing stock price of $4.75 on March 27, 2024. On August 13, 2024 upon Company stockholder approval and subject to beneficial ownership limitations, 2,063 of the 2,412 shares of Series C Preferred Stock were converted into 2,062,930 shares of common stock.

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

There was no gross revenue recognized from sales of prescription drugs for the three months ended March 31, 2025 and March 31, 2024.

5. Net Loss Per Share

The Company had two classes of stock outstanding during the three months ended March 31, 2025 and March 31, 2024, common stock and preferred stock. The Company computes net loss per share using the two-class method, as the Series C Preferred Stock participates in distributions with the Company’s common stock. The two-class method of computing net loss per share is an earnings allocation formula that determines net loss for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings. As the Company is in a net loss position for the three months ended March 31, 2025 and 2024, the two-class method of calculating net loss per share results in no allocation of undistributed losses to participating securities.

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

The following tables set forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2025 and March 31, 2024 (in thousands, except share and per share amounts):

Three Months Ended March 31, 2025
Common stock

Net loss	$(13,149)
Weighted average shares	10,514,901
Basic and diluted net loss per share	$(1.25)

Three Months Ended March 31, 2024
Common stock

Net loss	$(121,290)
Weighted average shares	859,381
Basic and diluted net loss per share	$(141.14)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the three months ended March 31, 2025 and 2024, as they could have been anti-dilutive:

	Three Months Ended
	March 31,
	2025[2]	2024
Stock options	3,831,749	7,543
Warrants on common stock	148	11,969,063
Series C Preferred Stock (as-convertible to common stock)[1]	24,695,920	22,357,897
Restricted Stock Units	421,397	—

1 Each share of the Company’s Series C Preferred Stock is convertible to 1,000 shares of common stock, subject to certain beneficial ownership limitations.
2 Pursuant to the AlmataBio Transaction, the Company is required to pay potential development milestone payments to the former AlmataBio stockholders in cash or Avalo stock at the election of the former AlmataBio stockholders; refer to Notes 3 and 9 for more information. In the event of a settlement in shares, the number of Avalo shares delivered will vary based on the Company’s stock price. These additional shares are not included in the computation of basic and diluted net loss per share for the three months ended March 31, 2025 and 2024 pursuant to the guidance on contingently issuable shares.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2025
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$74,097	$—	$—
Liabilities
Derivative liability	$—	$—	$8,100

	December 31, 2024
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investments in money market funds*	$133,148	$—	$—
Liabilities
Derivative liability	$—	$—	$8,480

*Investments in money market funds are reflected in cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, the Company’s financial instruments included cash and cash equivalents, restricted cash, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities, and derivative liability.

The carrying amounts reported in the accompanying unaudited condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts.

Level 3 Valuation

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability and derivative liability for the three months ended March 31, 2025 and March 31, 2024:

	Derivative liability	Total
Balance at December 31, 2024	$8,480	$8,480
Change in fair value	(380)	(380)
Balance at March 31, 2025	$8,100	$8,100

	Warrant liability	Derivative liability	Total
Balance at December 31, 2023	$—	$5,550	$5,550
Initial valuation of warrant liability	194,901	—	194,901
Change in fair value	—	120	120
Balance at March 31, 2024	$194,901	$5,670	$200,571

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

The fair value of the derivative liability as of the transaction date was approximately $4.8 million, of which $3.5 million was attributable to the AVTX-501 Milestone and $1.3 million was attributable to the AVTX-007 Milestones and Royalties. Subsequent to the transaction date, at each reporting period, the derivative liability is remeasured at fair value. As of March 31, 2025, the fair value of the derivative liability was $8.1 million, all of which was attributable to the AVTX-007 Milestone and Royalties and $0.4 million of which was classified as a current liability with the remainder classified as a non-current liability. For the three months ended March 31, 2025, the $0.4 million change in fair value was recognized in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The fair value of the AVTX-501 Milestone was deemed to be $0.0 million, driven by less than 1% probability of success based on Avalo’s interpretation of a recent announcement from J&J noting the discontinuation of the aticaprant depression program (previously referred to as AVTX-501 by Avalo), which was the only indication that we are aware they were pursuing, paired with a lack of commitment to an alternative indication. The fair value of AVTX-007 Milestones and Royalties was primarily driven by sales forecasts with peak annual net sales reaching $1.8 billion in atopic dermatitis, which is a much larger market opportunity than adult-onset Still’s disease (the previous indication being pursued that was contemplated in valuations through the first quarter of 2024), an approximate 17% probability of success, and an estimated time to commercialization of approximately 5.8 years. We estimated these unobservable inputs based on limited publicly available information and therefore could differ from J&J’s and Apollo’s respective internal development plans, assessments of probability of success and other inputs of our fair value calculation. Any changes to these inputs may result in significant changes to the fair value measurement. Notably, the peak annual net sales forecast (for the AVTX-007 Milestones and Royalties) and the probability of success (for both the AVTX-501 Milestone and the AVTX-007 Milestone and Royalties) are the largest drivers of the fair value, so changes to either would likely result in significant changes to the fair value.

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

Warrant liability

In March 2024, the Company closed a private placement investment with institutional investors in which the investors received shares of Series C Preferred Stock and warrants to purchase shares of Avalo’s common stock (or a number of shares of Series C Preferred Stock). Refer to Note 9 - Capital Structure and sub-header “March 2024 Financing” for more information.

The Company determined that the warrants did not satisfy the conditions to be accounted for as equity instruments. As the warrants did not meet the equity contract scope exception, the Company classified the warrants as a derivative liability upon issuance.

The Company’s warrant liability was measured at fair value on the issuance date and was measured at fair value each reporting period thereafter until the warrants were fully exercised in the fourth quarter of 2024. As of March 31, 2025, there were no warrants associated with the private placement outstanding and thus no corresponding warrant liability.

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

The initial fair value measurement of the warrant liability was $194.9 million and exceeded the initial gross proceeds received from the private placement of $115.6 million, resulting in a $79.3 million loss at issuance of the excess of initial liability fair value. The warrants were fully exercised in the fourth quarter of 2024. Refer to Note 9 - Capital Structure for additional discussion regarding the issuance of the Series C Preferred Stock and common stock pursuant to the warrant exercises.

No changes in valuation techniques occurred during the three months ended March 31, 2025 and 2024. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2025 and 2024.

7. Leases

Avalo currently occupies two leased properties, both of which serve as administrative office space. The Company determined that both of these leases are operating leases based on the lease classification test performed at lease commencement.

The initial annual base rent for the Company’s office located in Wayne (Chesterbrook), Pennsylvania is $0.2 million and the annual operating expenses are approximately $0.1 million. The annual base rent is subject to periodic increases of approximately 2.4% over the term of the lease. The lease has an initial term of 5.25 years from the lease commencement on December 1, 2021 and expires on February 28, 2027.

The annual base rent for the Company’s office located in Rockville, Maryland is $0.2 million, subject to annual 2.5% increases over the term of the lease. The lease provided for a rent abatement for a period of 12 months following the Company’s date of occupancy. The lease had an initial term of 10 years from the date the Company made its first annual fixed rent payment, which occurred in January 2020. In the fourth quarter of 2024, the Company paid the $0.3 million contractual early termination fee, electing to early-terminate the lease effective January 31, 2026, which represents the sixth anniversary of the first annual fixed rent payment. As a result of the early-termination, the lease liability and ROU asset were remeasured and reduced by $0.3 million.

The weighted average remaining term of the operating leases at March 31, 2025 was 1.7 years.

Supplemental balance sheet information related to the leased properties include (in thousands):

	As of
	March 31, 2025	December 31, 2024
Right-of-use assets	$615	$741

Lease liability, current	$526	$568
Lease liability, non-current	275	350
Total operating lease liabilities	$801	$918

The operating lease right-of-use (“ROU”) assets are included in property and equipment, net and the lease liabilities current and non-current are included in accrued expenses and other current liabilities and other long-term liabilities, respectively, in our unaudited condensed consolidated balance sheets. The Company utilized a weighted average discount rate of 9.6% to determine the present value of the lease payments.

The components of lease expense for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost*	$146	$108

*Includes short-term leases, which are immaterial.

The following table shows a maturity analysis of the operating lease liabilities as of March 31, 2025 (in thousands):

Undiscounted Cash Flows
April 1, 2025 through December 31, 2025	$420
2026	392
2027	63
2028	—
2029	—
2030	—
Thereafter	—
Total lease payments	$875
Less implied interest	(74)
Total	$801

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Research and development	$1,177	$1,625
Compensation and benefits	1,770	2,883
General and administrative	415	380
Commercial operations	359	534
Royalty payment	327	327
Lease liability, current	526	568
Total accrued expenses and other current liabilities	$4,574	$6,317

9. Capital Structure

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock, common stock and preferred stock. At March 31, 2025, the total number of shares of capital stock the Company was authorized to issue was 205,000,000, of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

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

March 2024 Financing

On March 28, 2024, the Company closed a private placement investment in which the investors received (i) 19,946 shares of non-voting convertible Series C Preferred Stock, and (ii) warrants to purchase up to an aggregate of 11,967,526 shares of Avalo’s common stock (or a number of shares of Series C Preferred Stock convertible into the number of shares of common stock the warrant was then exercisable into), resulting in upfront gross proceeds of $115.6 million. Net proceeds were $108.1 million after deducting transaction costs of $7.5 million. The private placement transaction costs were expensed within other income (expense), net for the three months ended March 31, 2024. The Company received an additional $69.4 million of gross proceeds upon the full exercise of the warrants in the fourth quarter of 2024. Net proceeds were $67.6 million after deducting $1.7 million of transaction costs. Upon Company stockholder approval, which was obtained on August 13, 2024 and subject to beneficial ownership limitations, 6,585 shares of Series C Preferred Stock issued pursuant to the financing automatically converted into 6,585,314 shares of common stock. Additionally, the Company issued 781,259 shares of common stock and 11,186.267 shares of Series C Preferred Stock as a result of the warrant exercises in the fourth quarter of 2024.

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

The Company determined that the warrants did not satisfy the conditions to be accounted for as equity instruments. As the warrants did not meet the equity contract scope exception, the Company classified the warrants as a derivative liability upon issuance. The initial measurement of the warrants at fair value exceeded the proceeds received such that the difference between the initial fair value of the warrants and net upfront cash proceeds was recognized in the income statement as a loss. Subsequently, the warrants were carried at fair value with changes in fair value recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss until exercised. Upon exercise of the warrants in the fourth quarter of 2024, the warrant liability was valued at $73.3 million. The settlement of the $73.3 million warrant liability and related share issuance proceeds of $69.4 million resulted in a $142.7 million impact to the additional-paid-in-capital in the fourth quarter of 2024. The classification of the Series C preferred Stock in permanent equity is discussed below within the section “Series C Preferred Stock issued in the AlmataBio Transaction, March 2024 Financing and upon Warrant Exercises.”

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

Series C Preferred Stock issued in the AlmataBio Transaction, March 2024 Financing and upon Warrant Exercises

As of March 31, 2025, the Company had 5,000,000 shares of Preferred Stock authorized, of which 34,326 have been designated as Series C Preferred Stock. As of March 31, 2025, there were 24,696 shares of series C Preferred Stock outstanding. The Series C Preferred Stock has a par value of $0.001 per share. The Series C Preferred Stock has no voting rights, no liquidation preference, and are not redeemable. In the event of any liquidation, dissolution or winding up of the Company, holders of Series C Preferred Stock are entitled to be paid out of the assets with the Company legally available for distribution to its stockholders on an as-converted and pari-passu basis with common stock. The Series C Preferred Stock is subject to broad-based weighted average anti-dilution protection for certain issuances of common stock and securities convertible into common stock. The Series C Preferred Stock is entitled to receive dividends equal to and in the same form, and in the same manner, based on the then-current conversion ratio as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of the common stock.

As a result of a contract amendment in the fourth quarter of 2024, the Series C Preferred Stock met equity classification and was recognized as a component of permanent stockholders’ equity within additional paid-in-capital. Prior to the contract amendment, the Series C Preferred Stock was contingently redeemable outside the control of the Company such that the Series C Preferred Stock was recognized outside of permanent equity. During the fourth quarter of 2024, the remaining 349 shares of Series C Preferred Stock held by the former AlmataBio stockholders, with a carrying value of $1.7 million, were reclassified to permanent equity. Additionally, the 11,186.267 shares of Series C Preferred Stock issued as a result of the warrant exercise in the fourth quarter of 2024, with a carrying value of $133.0 million, is recognized as a component of permanent stockholders’ equity within additional-paid-in capital on the Company’s unaudited condensed consolidated balance sheet.

No amounts were allocated to the Series C Preferred Stock issued pursuant to the March 2024 Financing because the initial fair value of the warrants exceeded gross proceeds received for the issuance of the private placement bundle that included both Series C Preferred Stock and warrants.

During the first quarter of 2025, 200 shares of Series C Preferred Stock were converted to 200,000 shares of common stock.

Series D and Series E Preferred Stock issued in the March 2024 Financing

As a condition to the March 2024 Financing, a single share of Series D Preferred Stock and a single Series E Preferred Stock were issued to two institutional investors that participated in the private placement. Both the Series D and the Series E Preferred Stock have a par value and liquidation preference of $0.001 per share. The Series D and Series E Preferred Stock do not have voting rights, are not entitled to dividends, and are not convertible into common stock. Each of the holders of the Series D and Series E Preferred Stock have the option to require the Company to redeem their shares at a price equal to the par value at any time. The Company retains the right to redeem the Series D and Series E Preferred Stock at a price equal to the par value if the holder owns less than a certain threshold of the Company’s outstanding common stock. Although the Series D and Series E Preferred Stock do not provide the holders with substantive economics, the Series D and Series E Preferred Stock were issued solely to allow for the institutional investors to appoint a director to the Company’s board of directors. Because the Series D and Series E Preferred Stock are redeemable at par value outside the control of the Company, they are recognized outside of permanent equity.

At-the-Market Offering Program

On May 4, 2023, the Company entered into an “at-the-market” sales agreement (the “Sales Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), pursuant to which the Company may sell, from time to time, shares of its common stock having an aggregate offering price of up to $9,032,567 through Oppenheimer. In August 2023, the Company and Oppenheimer entered into an amendment to the Sales Agreement (the “Amended Sales Agreement”) to increase the aggregate offering amount under the Sales Agreement to $50,000,000, inclusive of shares sold prior to the amendment. There were no sales under the Amended Sales Agreement program during the three months ended March 31, 2025 and 2024.

Common Stock Warrants

At March 31, 2025, the following common stock warrants were outstanding:

Number of common shares	Exercise price	Expiration
underlying warrants	per share	date
148	$7,488.00	June 2031

10. Stock-Based Compensation

2016 Equity Incentive Plan

In April 2016, our board of directors adopted the 2016 Equity Incentive Plan, which was approved by our stockholders in May 2016 and which was subsequently amended and restated in May 2018 and August 2019 with the approval of our board of directors and our stockholders. In June 2024, our board of directors approved a fourth amended and restated equity incentive plan, which was subsequently approved by the Company’s stockholders in August 2024 (the “2016 Fourth Amended Plan”). During the term of the 2016 Fourth Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year ending on (and including) January 1, 2034, by an amount equal to 5% of the total number of outstanding shares of common stock and Series C Preferred Stock (determined on an as-converted stock basis) plus all outstanding prefunded warrants to acquire shares of common stock (if any) as of December 31 of the preceding calendar year. On January 1, 2025, pursuant to the terms of the 2016 Fourth Amended Plan, an additional 1,768,393 shares were made available for issuance. As of March 31, 2025, there were 1,387,443 shares available for future issuance under the 2016 Fourth Amended Plan.

Option grants expire after ten years. Employee options typically vest over four years. Employees typically receive a new hire option grant, as well as an annual grant in the first or second quarter of each year. Options granted to directors typically vest immediately or over a period of one or three years. Directors may elect to receive stock options in lieu of board compensation, which vest immediately. For stock options granted to employees and non-employee directors, the estimated grant date fair market value of the Company’s stock-based awards is amortized ratably over the individuals’ service periods, which is the period in which the awards vest. Stock-based compensation expense includes expense related to stock options, restricted stock units and employee stock purchase plan shares. The amount of stock-based compensation expense recognized for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$1,301	$269
General and administrative	1,940	360
Total stock-based compensation	$3,241	$629

Stock options with service-based vesting conditions

The Company has granted stock options that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. A summary of option activity for the three months ended March 31, 2025 is as follows:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Balance at December 31, 2024	1,999,749	$19.91	$14.98	9.6
Granted	1,832,000	$7.92	$6.54
Balance at March 31, 2025	3,831,749	$14.18	$10.95	9.6
Exercisable at March 31, 2025	408,384	$53.59	$35.76	9.3

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

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. As of March 31, 2025, the aggregate intrinsic value of options outstanding was $0.2 million. There were 402,885 options that vested during the three months ended March 31, 2025 with a weighted average exercise price of $10.61 per share. The total grant date fair value of shares which vested during the three months ended March 31, 2025 and 2024 was $3.6 million and $0.6 million, respectively.

The Company recognized stock-based compensation expense of $2.4 million and $0.6 million related to stock options with service-based vesting conditions for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, there was $26.0 million of total unrecognized compensation cost related to unvested service-based vesting condition awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.2 years.

Stock-based compensation assumptions

The following table presents the assumptions used to compute stock-based compensation expense for stock options with service-based vesting conditions granted under the Black-Scholes valuation model for the three months ended March 31, 2025.

Service-based options
Expected term of option (in years)	6.0 - 6.1
Expected stock price volatility	99.9% - 104.1%
Risk-free interest rate	4.05% - 4.45%
Expected annual dividend yield	0%

Restricted Stock Units

The Company has granted RSUs that contain service-based vesting conditions. The Company measures the fair value of the RSUs using the stock price on the date of grant. The compensation cost for RSUs is recognized on a straight-line basis over the vesting period. There was no RSU activity for the three months ended March 31, 2024. A summary of RSU activity for the three months ended March 31, 2025 is as follows:

	RSUs Outstanding
	Number of shares	Weighted average grant date fair value
Unvested RSUs at December 31, 2024	632,100	$9.88
Granted	—	—
Vested	(210,703)	$9.88
Unvested RSUs at March 31, 2025	421,397

The RSUs, which were granted on August 13, 2024, vest annually over a three-year period beginning on March 28, 2025. Accordingly, the first tranche of RSUs vested on March 28, 2025. The Company recognized stock-based compensation expense of $0.8 million related to RSUs for the three months ended March 31, 2025, and no stock-based compensation expense related to RSUs for the prior year period. At March 31, 2025, there was $4.1 million of total unrecognized compensation cost related to RSUs. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.0 years.

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

The Company initially reserved and authorized up to 174 shares of common stock for issuance under the Initial ESPP. Pursuant to the ESPP, on January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP automatically increases by a number equal to 1% of the Company’s outstanding shares of common stock and Series C Preferred Stock (determined on an as-converted basis) plus all outstanding prefunded warrants to acquire shares of common stock (if any), as of December 31 of the preceding calendar year. On January 1, 2025, the number of shares available for issuance under the ESPP increased by 353,679 shares. As of March 31, 2025, 580,256 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized minimal stock-based compensation expense for the three months ended March 31, 2025 and 2024.

11. Income Taxes

The Company recognized minimal income tax expense for the three months ended March 31, 2025 and 2024 due to the significant valuation allowance against the Company’s deferred tax assets and the current and prior period losses.

12. Commitments and Contingencies

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

The Lilly License Agreement remains in effect until the expiration of the last-to-expire royalty term of any licensed products. Each party may terminate for cause or by mutual agreement though the Company may terminate at its sole discretion by giving one-hundred twenty (120) days’ prior written notice to Lilly, in which case all licenses and rights granted pursuant to the agreement will automatically terminate and revert to Lilly. There are no termination or expiration provisions under the Leap Agreement.

Avalo has not paid any milestones, royalties or any other amounts under the Lilly License Agreement or Leap Agreement.

No expense related to the agreements was recognized in the three months ended March 31, 2025. There has been no cumulative expense recognized as of March 31, 2025 under the agreements. The Company will continue to monitor the milestones and royalties at each reporting period.

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

No expense related to the KKC License Agreement was recognized in the three months ended March 31, 2025. There has been no cumulative expense recognized as of March 31, 2025 related to the milestones, royalties or any other amounts other than the $10.0 million upfront license fee incurred in 2021 as disclosed above. The Company will continue to monitor the milestones and royalties at each reporting period.

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

An initial upfront fee of $0.5 million was paid to CHOP by Aevi, which Avalo acquired in 2020. Avalo is required to pay an additional $1.0 million to CHOP based on the achievement of specified regulatory and commercial milestones. Avalo is obligated to pay an annual license maintenance fee of $0.2 million to CHOP, of which Avalo has paid an aggregate of $1.1 million as of the filing date of this Quarterly Report on Form 10-Q.

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

No expense related to the milestones and royalties due under the CHOP Agreement was recognized for the three months ended March 31, 2025. Avalo has not recognized any cumulative expense under the agreement related to the milestone or royalties as of March 31, 2025. The Company will continue to monitor the milestones and royalties at each reporting period.

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

No expense related to milestones or royalties pursuant to the Sanford Burnham Prebys License Agreement was recognized in the three months ended March 31, 2025. There has been no cumulative expense recognized as of March 31, 2025 related to the milestones or royalties under this license agreement other than the $0.4 million upfront fee incurred in 2021. The Company will continue to monitor the milestones and royalties at each reporting period.

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

No expense related to this license agreement was recognized in the three months ended March 31, 2025. There has been $0.5 million of cumulative expense recognized as of March 31, 2025 related to the milestones under this license agreement. The Company will continue to monitor the remaining milestones and royalties at each reporting period. The Company will continue to monitor the remaining milestones and royalties at each reporting period.

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

The Company had not recognized any milestones as of March 31, 2025 or received any payments other than the upfront payment as disclosed above.

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

The Company had not recognized any milestones as of March 31, 2025 or received any payments other than the upfront payment as disclosed above.

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

The Company had not recognized any revenue related to the milestones as of March 31, 2025 or received any payments other than the upfront payment and reimbursement for certain liabilities as disclosed above.

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

The Company paid the Initial Milestone payment in April 2024 and recognized the payment within acquired in-process research and development expense. In addition, the Company concluded the Second Milestone was probable as of the acquisition date and therefore recognized the $5.0 million milestone within acquired in-process research and development expense in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024 and the corresponding liability as contingent consideration as of March 31, 2024. The Company made a cash payment of $5.0 million in October 2024 upon meeting the Second Milestone. The Company will continue to monitor the Third Milestone each reporting period.

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

Avalo assumed this Royalty Agreement upon closing of the Aevi Merger and it is recorded as a royalty obligation within the Company's accompanying unaudited condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024. Because there is a significant related party relationship between the Company and the Investors, the Company has treated its obligation to make royalty payments under the Royalty Agreement as an implicit obligation to repay the funds advanced by the Investors. As the Company makes royalty payments in accordance with the Royalty Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which will result in a corresponding increase in the liability balance.

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

13. Segments

The Company’s chief operating decision maker (“CODM”), who is our Chief Executive Officer, views the Company’s operations and manages the business as one operating segment. The presentation of financial results as one reportable segment is consistent with the way we operate our business and the manner in which our CODM evaluates performance and makes resource and operating decisions for the business. The accounting policies of the business segment are the same as those described in the summary of significant accounting policies as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The CODM evaluates performance and makes resource and operating decisions for the business based on net loss as reported on the unaudited condensed consolidated statement of operations and total assets as reported on the unaudited condensed consolidated balance sheet. The CODM’s primary evaluation of the Company’s success is its ability to progress its research and development pipeline programs toward commercialization or opportunistically out-license rights to indications or geographies. The CODM uses net loss compared to budget and/or forecast amounts to evaluate this progress to make resource and operating decisions, such as whether to issue equity and/or make new investments in additional indications or pipeline assets. Additionally, the Company’s CODM periodically reviews research and development expense, as stated on the condensed consolidated statement of operations, and treats it as a significant segment expense. The CODM considers research and development expense in the context of achieving the next expected milestone in the pipeline, and will make resource and operating decisions accordingly, such as decisions on raising additional capital and/or pursuing additional indications or programs. The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Nonclinical expenses	$83	$152
Clinical expenses	3,850	62
CMC expenses	1,979	254
Internal expenses:
Salaries, benefits and related costs	1,850	1,324
Stock-based compensation expense	1,301	269
Other	60	55
	$9,123	$2,116

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as “projects,” “may,” “might,” “will,” “could,” “would,” “should,” “continue,” “seeks,” “aims,” “predicts,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “potential,” “pro forma” or other similar words (including their use in the negative), or by discussions of future matters such as: the future financial and operational outlook; the development of product candidates; and other statements that are not historical. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those set out in our Annual Report on Form 10-K filed with the SEC on March 20, 2025, and in our other filings with the SEC. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2024 appearing in our Annual Report on Form 10-K filed with the SEC on March 20, 2025.

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

The Company’s Phase 2 (“LOTUS”) trial of AVTX-009, an anti-IL-1β (mAb), in hidradenitis suppurativa (“HS”), is a randomized, double-blind, placebo-controlled, parallel-group Phase 2 trial with two AVTX-009 dose regimens to evaluate the efficacy, safety and tolerability of AVTX-009 in approximately 180 adults with moderate to severe HS. Subjects will be randomized (1:1:1) to receive either one of two doses of AVTX-009 or placebo. The primary efficacy endpoint is the proportion of subjects achieving Hidradenitis Suppurativa Clinical Response (HiSCR75) at Week 16. Avalo is the study sponsor and the current proposed trial locations include the United States, Canada, France, Germany, Italy, Spain, Bulgaria, Czech Republic, Greece, Poland, Australia and Turkey.

Recent Developments

In March 2025, the Company announced the appointment of Michael Heffernan as Chairman of the Board of Directors. Mr. Heffernan’s extensive experience in building and leading biopharmaceutical companies and driving shareholder value combined with his leadership skills and board experience makes him a valuable member of our Board of Directors.

Liquidity

Since inception, we have incurred significant operating and cash losses from operations. We have primarily funded our operations to date through sales of equity securities, out-licensing transactions and sales of assets.

For the three months ended March 31, 2025, Avalo generated a net loss of $13.1 million and negative cash flows from operations of $9.5 million. As of March 31, 2025, Avalo had $125.0 million in cash and cash equivalents.

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
•Acquiring or in-licensing rights to and/or developing targeted, complementary differentiated preclinical and clinical stage compounds that treat immune mediated disease; and
•Opportunistically out-licensing rights to compounds, indications or geographies.

There is no guarantee that our products will obtain regulatory approval by the United States Food and Drug Administration (the “FDA”) or comparable foreign regulatory authorities. The FDA approval process is complex, time-consuming, and expensive. It typically involves the following prior to submitting a new drug application (“NDA”) or biologics license application (“BLA”): preclinical laboratory and animal testing, submission of an Investigational New Drug (“IND”) application, and human clinical trials to establish safety and efficacy. Human clinical trials typically include: Phase 1 studies to evaluate the safety and tolerability of the drug, generally in normal, healthy volunteers; Phase 2 studies to evaluate safety and efficacy, as well as appropriate doses; these studies are typically conducted in patient volunteers who suffer from the particular disease condition that the drug is designed to treat; and Phase 3 studies to evaluate safety and efficacy of the product at specific doses in one or more larger pivotal trials. Upon submission of an NDA or BLA, the FDA reviews the application including potentially an FDA advisory committee review and typically inspects manufacturing facilities and clinical study sites prior to FDA approval or rejection of the application. Even if a product receives FDA approval, the agency may impose post-approval requirements or withdraw approval if safety or efficacy issues arise. The processes for obtaining marketing approvals in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

Cost of Product Sales

We recognized no cost of product sales for the three months ended March 31, 2025, compared to minimal activity for the same period in 2024.

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

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Nonclinical expenses	$83	$152
Clinical expenses	3,850	62
CMC expenses	1,979	254
Internal expenses:
Salaries, benefits and related costs	1,850	1,324
Stock-based compensation expense	1,301	269
Other	60	55
	$9,123	$2,116

Research and development expenses increased $7.0 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was mainly driven by a $3.8 million increase in clinical expenses, $1.7 million increase in chemistry, manufacturing, and controls (“CMC”) expenses, and $1.0 million increase in stock-based compensation expense.

AVTX-009 was acquired in late March 2024 as part of the AlmataBio Transaction (as defined in Note 3 to the unaudited condensed consolidated financial statements). As such, both clinical expenses and CMC expenses increased due to the ongoing LOTUS trial activities in the first quarter of 2025, compared to no expenses related to the trial for the same period in the prior year.

Stock-based compensation increased $1.0 million compared to the three months ended March 31, 2024 due to option and restricted stock unit grants made during the period, including the annual employee grants in August 2024 and January 2025, as well as headcount additions.

We expect future research and development expenses to increase as a result of our development plans for AVTX-009, including the execution of the Phase 2 LOTUS trial which commenced in October 2024.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Salaries, benefits and related costs	$1,553	$902
Legal, consulting and other professional expenses	1,611	1,590
Stock-based compensation expense	1,940	360
Commercial planning and marketing expenses	12	7
Other	430	334
	$5,546	$3,193

General and administrative expenses increased $2.4 million for the three months ended March 31, 2025 compared to the prior period. The increase was driven by a $1.6 million increase in stock-based compensation expense due to option and restricted stock unit grants made during the period, including the annual grants in August 2024 and January 2025, as well as headcount additions.

While we expect the majority of operating expense increases will be focused on research and development activities to progress AVTX-009, we also expect moderate increases to general and administrative expenses to support the AVTX-009 program.

Other Income (Expense), Net

The following table summarizes our other income (expense), net for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Change in fair value of derivative liability	380	(120)
Interest income, net	1,148	100
Excess of initial warrant fair value over private placement proceeds	—	(79,276)
Private placement transaction costs	—	(9,220)
	$1,528	$(88,516)

Other income, net increased $90.0 million for the three months ended March 31, 2025 compared to the prior period. The increase was primarily due to the excess of the warrant fair value over proceeds received from the March 2024 private placement financing that occurred during the three months ended March 31, 2024. The warrants did not meet the equity contract scope exception and therefore were classified as a liability upon issuance. The initial measurement of the warrant liability of $194.9 million exceeded the proceeds received of the private placement investment of $115.6 million, which resulted in a $79.3 million loss recognized in other expense, net. The warrants were fully exercised in the fourth quarter of 2024. Refer to Note 6 - Fair Value Measurements of the unaudited condensed consolidated financial statements for more information. Similarly, in the first quarter of 2024, we recognized $9.2 million of private placement transaction cost associated with the March 2024 financing that did not repeat in the current period. Finally, interest income increased from the prior period driven by the increased cash balance in the current year compared to the prior year.

Income Tax Expense

The Company recognized minimal income tax expense for both the three months ended March 31, 2025 and 2024.

Liquidity and Capital Resources

Uses of Liquidity

The Company primarily uses cash to fund the ongoing development of our research and development pipeline assets, mainly AVTX-009, and costs associated with its organizational infrastructure. As of March 31, 2025, Avalo had $125.0 million in cash and cash equivalents.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(9,457)	$(6,202)
Investing activities	—	356
Financing activities	—	108,612
Net (decrease) increase in cash and cash equivalents	$(9,457)	$102,766

Net cash used in operating activities

Net cash used in operating activities was $9.5 million for the three months ended March 31, 2025 and consisted primarily of net loss of $13.1 million and adjustments to reconcile net loss to net cash used in operating activities including stock-based compensation of $3.2 million. Prepaid expense decreased $2.5 million primarily due to the timing of AVTX-009 related payments. Accrued expenses and other liabilities decreased $1.7 million primarily related to the timing of non-equity incentive compensation.

Net cash used in operating activities was $6.2 million for the three months ended March 31, 2024 and consisted primarily of a net loss of $121.3 million and adjustments to reconcile net loss to net cash used in operating activities including the excess of warrant fair value over private placement investment proceeds of $79.3 million, acquired IPR&D of $27.5 million, transaction costs payable upon exercise of the warrants issued pursuant to the private placement investment of $1.7 million, and stock-based compensation of $0.6 million. Accrued expenses and other liabilities increased primarily due to the $1.7 million transaction costs payable upon exercise of the warrants issued pursuant to the private placement.

We expect future cash used in operating activities to increase in future periods as a result of our development plans for AVTX-009, including the execution of the Phase 2 LOTUS trial, which commenced in October 2024.

Net cash provided by investing activities

There was no net cash provided by investing activities for the three months ended March 31, 2025.

Net cash used in investing activities was for the three months ended March 31, 2024 consisted of the cash acquired as part of the AlmataBio Transaction.

Net cash provided by financing activities

There was no net cash provided by financing activities for the three months ended March 31, 2025.

Net cash provided by financing activities for the three months ended March 31, 2024 consisted of gross proceeds of $115.6 million from the private placement investment that closed on March 28, 2024, partially offset by transaction costs related to the private placement investment of $7.0 million.

Critical Accounting Policies, Estimates, and Assumptions

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP. In preparing the financial statements in conformity with GAAP, the Company makes estimates and assumptions that have an impact on assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, revenue recognition, cost of product sales, stock-based compensation, fair value measurements, the valuation of derivative liabilities, cash flows used in management’s going concern assessment, income taxes, goodwill, and clinical trial accruals. The Company believes, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2025.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 12 - Commitments and Contingencies, under the heading “Litigation” to our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 20, 2025 (the “2024 10-K”), which could materially affect our business, financial condition, or future results. Our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in the 2024 10-K referenced above. The risks described in the 2024 10-K referenced above, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

10.1	Employment Agreement, dated November 21, 2024, by and between Avalo Therapeutics, Inc. and Jennifer Riley (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 2, 2025).

10.2*	Avalo Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 26, 2025).

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2025 and 2024; and (v) Notes to Unaudited Financial Statements.

104	Cover Page Interactive Data File, formatted in XBRL (included in Exhibit 101).

* Management contract or compensatory arrangement.

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

Avalo Therapeutics, Inc.

Date: May 12, 2025	/s/ Christopher Sullivan
Christopher Sullivan
Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer)