Form 10-Q
period 2025-06-30
Avalo Therapeutics, Inc.
filed 2025-08-07
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2025
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
As of August 6, 2025, the registrant had 13,152,356 shares of common stock outstanding.

AVALO THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2025

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,290	$134,546
Short-term investments	70,972	—
Prepaid expenses and other current assets	1,903	4,325
Restricted cash, current portion	20	19
Total current assets	115,185	138,890
Property and equipment, net	686	1,209
Goodwill	10,502	10,502
Restricted cash, net of current portion	210	131
Total assets	$126,583	$150,732
Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	$2,366	$283
Accrued expenses and other current liabilities	6,523	6,317
Derivative liability, current	370	360
Total current liabilities	9,259	6,960
Royalty obligation	2,000	2,000
Deferred tax liability, net	293	270
Derivative liability, non-current	10,260	8,120
Other long-term liabilities	197	350
Total liabilities	22,009	17,700
Mezzanine equity:
Series D Preferred Stock—$0.001 par value; 1 share of Series D Preferred Stock authorized at June 30, 2025 and December 31, 2024; 1 share of Series D Preferred Stock issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Series E Preferred Stock—$0.001 par value; 1 share of Series E Preferred Stock authorized at June 30, 2025 and December 31, 2024; 1 share of Series E Preferred Stock issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at June 30, 2025 and December 31, 2024; 10,837,356 and 10,471,934 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	11	10
Series C Preferred Stock—$0.001 par value; 34,326 shares of Series C Preferred Stock authorized at June 30, 2025 and December 31, 2024; 24,696 and 24,896 shares of Series C Preferred Stock issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	508,774	503,285
Accumulated other comprehensive loss	(34)	—
Accumulated deficit	(404,177)	(370,263)
Total stockholders’ equity	104,574	133,032
Total liabilities, mezzanine equity and stockholders’ equity	$126,583	$150,732

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Cost of product sales	$—	$343	$—	$263
Research and development	14,074	4,601	23,195	6,716
General and administrative	5,242	4,528	10,789	7,721
Acquired in-process research and development	—	103	—	27,641
Total operating expenses	19,316	9,575	33,984	42,341
Loss from operations	(19,316)	(9,575)	(33,984)	(42,341)
Other (expense) income:
Change in fair value of derivative liability	(2,530)	(5,040)	(2,150)	(5,160)
Interest income, net	1,102	1,039	2,249	1,138
Excess of initial warrant fair value over private placement proceeds	—	—	—	(79,276)
Change in fair value of warrant liability	—	112,046	—	112,046
Private placement transaction costs	—	—	—	(9,220)
Other expense, net	(5)	—	(5)	—
Total other (expense) income, net	(1,433)	108,045	94	19,528
(Loss) income before taxes	(20,749)	98,470	(33,890)	(22,813)
Income tax expense	16	7	24	14
Net (loss) income	$(20,765)	$98,463	$(33,914)	$(22,827)

Net (loss) income per share of common stock - basic	$(1.92)	$4.21	$(3.18)	$(24.11)
Net loss per share of common stock - diluted	$(1.92)	$(14.07)	$(3.18)	$(30.63)
Weighted average common shares outstanding - basic	10,829,760	1,034,130	10,673,200	946,756
Weighted average common shares outstanding - diluted	10,829,760	7,653,302	10,673,200	4,402,640
Comprehensive (loss) income:
Net (loss) income	$(20,765)	$98,463	$(33,914)	$(22,827)
Other comprehensive loss:
Unrealized loss on investments, net	(34)	—	(34)	—
Comprehensive (loss) income	$(20,799)	$98,463	$(33,948)	$(22,827)

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Mezzanine preferred stock		Common stock		Series C preferred stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	comprehensive income	deficit	equity
Three Months Ended June 30, 2025
Balance, March 31, 2025	2	$—	10,827,620	$11	24,696	$—	$506,016	$—	$(383,412)	$122,615
Shares purchased through employee stock purchase plan	—	—	9,736	—	—	—	40	—	—	40
Stock-based compensation	—	—	—	—	—	—	2,718	—	—	2,718
Unrealized loss on investments, net	—	—	—	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	—	—	—	(20,765)	(20,765)
Balance, June 30, 2025	2	$—	10,837,356	$11	24,696	$—	$508,774	$(34)	$(404,177)	$104,574

	Mezzanine preferred stock		Common stock		Series C preferred stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	comprehensive income	deficit	equity
Six Months Ended June 30, 2025
Balance, December 31, 2024	2	$—	10,471,934	$10	24,896	$—	$503,285	$—	$(370,263)	$133,032
Issuance of common stock in exchange for retirement of Series C Preferred Sock	—	—	200,000	1	(200)	—	—	—	—	1
Vesting of Restricted Stock Units net of shares withheld for taxes	—	—	155,686	—	—	—	(510)	—	—	(510)
Shares purchased through employee stock purchase plan	—	—	9,736	—	—	—	40	—	—	40
Stock-based compensation	—	—	—	—	—	—	5,959	—	—	5,959
Unrealized loss on investments, net	—	—	—	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	—	—	—	(33,914)	(33,914)
Balance, June 30, 2025	2	$—	10,837,356	$11	24,696	$—	$508,774	$(34)	$(404,177)	$104,574

	Series C preferred stock		Common stock		Series C preferred stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Three Months Ended June 30, 2024
Balance, March 31, 2024	22,360	$11,457	1,034,130	$1	—	$—	$343,881	$(456,424)	$(112,542)
Stock-based compensation	—	—	—	—	—	—	471	—	471
Net income	—	—	—	—	—	—	—	98,463	98,463
Balance, June 30, 2024	22,360	$11,457	1,034,130	$1	—	$—	$344,352	$(357,961)	$(13,608)

	Series C preferred stock		Common stock		Series C preferred stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Six Months Ended June 30, 2024
Balance, December 31, 2023	—	$—	801,746	$1	—	$—	$342,437	$(335,134)	$7,304
Impact of reverse split fractional share round-up	—	—	60,779	—			—	—	—
Issuance of common stock pursuant to AlmataBio Transaction	—	—	171,605	—	—	—	815	—	815
Issuance of Series C Preferred Stock pursuant to AlmataBio Transaction	2,412	11,457	—	—	—	—	—	—	—
Issuance of Series C Preferred Stock in private placement	19,946	—	—	—	—	—	—	—	—
Issuance of Series D Preferred Stock in private placement	1	—	—	—	—	—	—	—	—
Issuance of Series E Preferred Stock in private placement	1	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,100	—	1,100
Net loss	—	—	—	—	—	—	—	(22,827)	(22,827)
Balance, June 30, 2024	22,360	$11,457	1,034,130	$1	—	$—	$344,352	$(357,961)	$(13,608)

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(33,914)	$(22,827)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	269	67
Stock-based compensation	5,959	1,100
Accretion of available-for-sale investments, net	(146)
Acquired in-process research and development	—	27,641
Excess of initial warrant fair value over private placement proceeds	—	79,276
Change in fair value of warrant liability	—	(112,046)
Transaction costs paid pursuant to private placement	—	7,485
Contingent consideration paid pursuant to AlmataBio Transaction	—	(7,500)
Transaction costs payable upon exercise of warrants issued in private placement	—	1,734
Change in fair value of derivative liability	2,150	5,160
Deferred taxes	24	14
Changes in assets and liabilities:
Prepaid expenses and other current assets	2,422	(1,489)
Lease incentive	—	107
Accounts payable	2,083	208
Accrued expenses and other current liabilities	292	(1,254)
Lease liability, net	14	(161)
Net cash used in operating activities	(20,847)	(22,485)
Investing activities
Purchases of investments	(70,860)	—
Cash assumed from AlmataBio Transaction	—	356
Net cash (used in) provided by investing activities	(70,860)	356
Financing activities
Cash paid related to withholding shares to satisfy RSU tax withholding obligations	(509)	—
Proceeds from issuance of common stock under employee stock purchase plan	40	—
Proceeds from private placement investment, gross	—	115,625
Transaction costs paid pursuant to private placement	—	(7,485)
Net cash (used in) provided by financing activities	(469)	108,140
(Decrease) increase in cash, cash equivalents and restricted cash	(92,176)	86,011
Cash, cash equivalents, and restricted cash at beginning of period	134,696	7,546
Cash, cash equivalents, and restricted cash at end of period	$42,520	$93,557
Supplemental disclosures of non-cash activities
Issuance of common stock and Series C Preferred Stock pursuant to AlmataBio Transaction	$—	$12,727

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2025	2024
Cash and cash equivalents	$42,290	$93,426
Restricted cash, current	20	—
Restricted cash, non-current	210	131
Total cash, cash equivalents and restricted cash	$42,520	93,557
See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

Avalo Therapeutics, Inc. (the “Company,” “Avalo” or “we”) is a clinical stage biotechnology company fully dedicated to developing IL-1β-based treatments for immune-mediated inflammatory diseases. Our lead asset, AVTX-009, is in a Phase 2 clinical trial for hidradenitis suppurativa (“HS”). The Company is also exploring additional opportunities to make an impact in prevalent indications that have significant remaining unmet needs.

Avalo was incorporated in Delaware and commenced operation in 2011, and completed its initial public offering in October 2015.

Liquidity

Since inception, we have incurred significant operating and cash losses from operations. We have primarily funded our operations to date through sales of equity securities, out-licensing transactions and sales of assets.

For the six months ended June 30, 2025, Avalo generated net loss of $33.9 million and negative cash flows from operations of $20.8 million. As of June 30, 2025, Avalo had $113.3 million in cash and cash equivalents and short-term investments.

In accordance with Accounting Standards Codification Topic 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated its ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued. Based on our current operating plans, we expect that our existing cash and cash equivalents and short-term investments are sufficient to fund operations for at least twelve months from the filing date of this Quarterly Report on Form 10-Q. The Company closely monitors its cash and cash equivalents and short-term investments and seeks to balance the level of cash and cash equivalents with our projected needs to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. We may satisfy any future cash needs through sales of equity securities under the Company’s at-the-market program or other equity financings, out-licensing transactions, strategic alliances/collaborations, sale of programs, and/or mergers and acquisitions. There can be no assurance that any financing or business development initiatives can be realized by the Company, or if realized, what the terms may be. To the extent that we raise capital through the sale of equity, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Further, if the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates.

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

In the first quarter of 2025, the Company concluded that it would include other receivables with the prepaid and other current assets line in the Company’s unaudited condensed consolidated balance sheets and statement of cash flows. The Company reclassified $0.6 million and $0.1 million from other receivables to prepaid and other current assets as of December 31, 2024 within the unaudited condensed consolidated balance sheets and for the six months ended June 30, 2024 within the unaudited statement of cash flows, respectively, to conform with the current period presentation.

Unless otherwise indicated, all amounts in the following tables are in thousands except share and per share amounts.

Significant Accounting Policies

During the six months ended June 30, 2025, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 20, 2025, except for the policies as described below.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or fewer when purchased to be cash equivalents. These assets include investments in money market funds and U.S. Treasury securities. Cash equivalents are reflected at fair value, as further described in Note 6 - Fair Value Measurements.

Concentration of Credit Risk

The primary financial instruments that subject the Company to concentrated credit risk include cash, cash equivalents, and short-term investments. The Company maintains its cash, cash equivalents, and short-term investments with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s cash equivalents consist of money market funds, which are invested in U.S. Treasury and government agency obligations, and the Company’s short-term investments consist of U.S. Treasury securiti. Credit risk in these securities is reduced as a result of the Company’s investment policy to make high credit quality investments with its cash and cash equivalents. The Company’s investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations.

Investments

The Company generally invests its excess cash in money market funds and marketable debt securities. Such investments are included in either cash and cash equivalents (if the original maturity, from the date of purchase, is 90 days or fewer) or short-term investments (if the original maturity, from the date of purchase, is in excess of 90 days and less than 1 year) on the unaudited condensed consolidated balance sheet, as they represent the investment of funds readily convertible to cash to fund current operations. The Company classifies its investments as either trading, held-to-maturity or available-for-sale based on facts and circumstances present at the time it purchases the securities. As of June 30, 2025, all of our investments were classified as available-for-sale, which are reported at fair value at each balance sheet date, and for which fair value measurement data is obtained from independent pricing services. For securities with unrealized holding gains and losses (the adjustments to fair value), when the Company expects to receive cash flows sufficient to recover the amortized cost basis of a security, such gains and losses are included in “Accumulated other comprehensive loss” as a component of stockholders’ equity. The Company identifies credit losses when it does not expect to receive cash flows sufficient to recover the amortized cost basis of a security. On a quarterly basis, the Company evaluates whether decreases in the fair values of its investments are below their amortized cost, and if so, it marks the investment to market through a charge to our unaudited condensed consolidated statements of operations and comprehensive loss. Realized gains and losses, if any, are included in interest income, net on the unaudited condensed consolidated statements of operations and comprehensive loss. The amortized costs of investments are adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the unaudited condensed consolidated statements of operations and comprehensive loss.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures, which amends guidance to enhance the transparency and decision usefulness of income tax disclosures. It is effective for fiscal years beginning after December 15, 2024. The Company is required to adopt this standard in its Form 10-K for the year ended December 31, 2025, and does not expect it to have a material impact on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disaggregation and disclosure of specified information about certain costs and expenses in the notes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

In addition to the shares issued, a cash payment of $7.5 million was due to the former AlmataBio stockholders upon the closing of a private placement. The private placement closed on March 28, 2024 and the Company paid the $7.5 million in April 2024. The Company is also required to pay potential development milestone payments to the former AlmataBio stockholders, including $5.0 million due upon the first patient dosed in a Phase 2 trial in patients with HS for AVTX-009, and $15.0 million due upon the first patient dosed in a Phase 3 trial for AVTX-009, both of which are payable in cash or Avalo stock at the election of the former AlmataBio stockholders, subject to the terms and conditions of the definitive merger agreement. In October 2024, the first development milestone was met and the Company paid the $5.0 million cash payment.

The Company was the acquiring company for accounting purposes. In connection with the AlmataBio Transaction, substantially all of the consideration paid is allocable to the fair value of acquired in-process research and development (“IPR&D”), specifically AVTX-009, and as such the acquisition is treated as an asset acquisition. The Company initially recognized AlmataBio’s assets and liabilities by allocating the accumulated cost of the acquisition based on their relative fair values, as estimated by management. The net assets acquired as of the transaction date have been combined with the assets, liabilities, and results of operations of the Company on consummation of the AlmataBio Transaction. In accordance with ASC 730, Research and Development, the portion of the consideration allocated to the acquired IPR&D, specifically AVTX-009, based on its relative fair value, is included as an operating expense as there is no alternative future use.

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

4. Revenue

The Company’s license and supply agreement for Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions, expired, as planned, on September 30, 2023. Avalo considered Millipred® a non-core asset. There was no gross revenue recognized from sales of prescription drugs for the three and six months ended June 30, 2025 or June 30, 2024. Historically, the Company sold Millipred® in the United States primarily through wholesale distributors, who accounted for substantially all of the Company’s net product revenues and trade receivables. The Company continues to monitor estimates for commercial liabilities for Millipred®, such as sales returns. As additional information becomes available, the Company could recognize expense (or a benefit) for differences between actuals or updated estimates to the reserves previously recognized.

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

5. Net (Loss) Income Per Share

The Company had two classes of stock outstanding during the three and six months ended June 30, 2025 and June 30, 2024, common stock and preferred stock. The Company computes net (loss) income per share using the two-class method, as the Series C Preferred Stock participates in distributions with the Company’s common stock. The two-class method of computing net (loss) income per share is an earnings allocation formula that determines net loss for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings. As the Company is in a net loss position for the three and six months ended June 30, 2025 and six months ended June 30, 2024, the two-class method of calculating net loss per share results in no allocation of undistributed losses to participating securities. For the three months ended June 30, 2024, the two class method of calculating net income per share resulted in an allocation of a portion of the net income to participating securities because the Company had net income for the period.

Basic net (loss) income per share for common stock is computed by dividing the sum of distributed and undistributed earnings by the weighted average number of shares outstanding for the period.

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

The following tables set forth the computation of basic and diluted net (loss) income per share of common stock for the three and six months ended June 30, 2025 and June 30, 2024 (in thousands, except share and per share amounts):

Three Months Ended June 30, 2025
Common stock

Net loss	$(20,765)
Weighted average shares	10,829,760
Basic and diluted net loss per share	$(1.92)

Six Months Ended June 30, 2025
Common stock

Net loss	$(33,914)
Weighted average shares	10,673,200
Basic and diluted net loss per share	$(3.18)

Three Months Ended June 30, 2024
Common stock

Basic income per share:
Net income	$98,463
Net income attributed to Series C Preferred Stock	(94,109)
Net income - basic	4,354
Weighted average shares	1,034,130
Basic net income per share	$4.21

Diluted loss per share:
Numerator:
Net income - basic	$4,354
Change in fair value of warrant liability	$(112,046)
Net loss - diluted	$(107,692)
Denominator:
Effect of dilutive securities:
Weighted average shares - basic	1,034,130
Common shares issuable for warrants	6,619,172
Weighted average shares - diluted	7,653,302
Diluted net loss per share	$(14.07)

Six Months Ended June 30, 2024
Common stock

Basic net loss per share:
Net loss	$(22,827)
Weighted average shares	946,756
Basic net loss per share	$(24.11)

Diluted loss per share:
Numerator:
Net loss - basic	$(22,827)
Change in fair value of warrant liability	$(112,046)
Net loss - diluted	$(134,873)
Denominator:
Effect of dilutive securities:
Weighted average shares - basic	946,756
Potentially dilutive shares	3,455,884
Weighted average shares - diluted	4,402,640
Diluted net loss per share	$(30.63)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the three and six months ended June 30, 2025 and 2024, as they could have been anti-dilutive:

	Three and Six Months Ended
	June 30,
	2025[2]	2024[2]
Stock options	4,097,049	156,940
Warrants on common stock	148	148
Series C Preferred Stock (as-convertible to common stock)[1]	24,695,920	22,357,897
Restricted Stock Units	421,397	—

1 Each share of the Company’s Series C Preferred Stock is convertible to 1,000 shares of common stock, subject to certain beneficial ownership limitations.
2 Pursuant to the AlmataBio Transaction, the Company is required to pay potential development milestone payments to the former AlmataBio stockholders in cash or Avalo stock at the election of the former AlmataBio stockholders; refer to Notes 3 and 10 for more information. In the event of a settlement in shares, the number of Avalo shares delivered will vary based on the Company’s stock price. These additional shares are not included in the computation of basic and diluted net (loss) income per share for the three and six months ended June 30, 2025 and 2024 pursuant to the guidance on contingently issuable shares.

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

The Company measures the fair value of money market funds based on quoted prices in active markets for identical securities. Investments also include U.S. Treasury securities, which are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from, or corroborated by, observable market data.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2025
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents:
Money market funds	$22,259	$—	$—	$22,259
U.S. Treasury securities	—	13,552	—	13,552
Marketable debt securities:
U.S. Treasury securities	—	70,972		70,972
Total financial assets	$22,259	$84,524	$—	$106,783
Liabilities
Derivative liability	$—	$—	$10,630	$10,630

	December 31, 2024
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents:
Money market funds	$133,148	$—	$—	$133,148
Total financial assets	133,148	—	—	133,148
Liabilities
Derivative liability	$—	$—	$8,480	$8,480

The carrying amounts reported in the accompanying unaudited condensed consolidated financial statements for cash, restricted cash, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts.

Level 3 Valuation

The table below summarizes changes in the fair value of the Company’s Level 3 valuations for the three and six months ended June 30, 2025 and June 30, 2024:

	Derivative liability	Total
Balance at March 31, 2025	$8,100	$8,100
Change in fair value	2,530	2,530
Balance at June 30, 2025	$10,630	$10,630

	Derivative liability	Total
Balance at December 31, 2024	$8,480	$8,480
Change in fair value	2,150	2,150
Balance at June 30, 2025	$10,630	$10,630

	Warrant liability	Derivative liability	Total
Balance at March 31, 2024	$194,901	$5,670	$200,571
Change in fair value	(112,046)	5,040	(107,006)
Balance at June 30, 2024	$82,855	$10,710	$93,565

	Warrant liability	Derivative liability	Total
Balance at December 31, 2023	$—	$5,550	$5,550
Initial valuation of warrant liability	194,901	—	194,901
Change in fair value	(112,046)	5,160	(106,886)
Balance at June 30, 2024	$82,855	$10,710	$93,565

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

The economic rights sold include (a) rights to a milestone payment of $20.0 million upon the filing and acceptance of an NDA for AVTX-501 pursuant to an agreement with Janssen Pharmaceutics, Inc., now Johnson & Johnson Innovative Medicine (“J&J”) (the “AVTX-501 Milestone”) and (b) rights to any future milestone payments and royalties relating to AVTX-007 under a license agreement with Apollo AP43 Limited (“Apollo”), including up to $6.25 million of development milestones, up to $67.5 million in sales-based milestones, and royalty payments over a ten year period of a low single digit percentage of annual net sales (which percentage increases to another low single digit percentage if annual net sales exceed a specified threshold) (the “AVTX-007 Milestones and Royalties”). In addition, Avalo waived all its rights to AVTX-611 sales-based payments of up to $20.0 million that were payable by ES.

The exchange of the economic rights of the AVTX-501 Milestone and AVTX-007 Milestones and Royalties for cash met the definition of a derivative instrument. The fair value of the derivative liability is determined using a combination of a scenario-based method and an option pricing method (implemented using a Monte Carlo simulation). The significant inputs including probabilities of success, expected timing, and forecasted sales as well as market-based inputs for volatility, risk-adjusted discount rates and allowance for counterparty credit risk are unobservable and based on the best information available to Avalo. Certain information used in the valuation is inherently limited in nature and could differ from J&J’s and Apollo’s internal estimates.

The fair value of the derivative liability as of the transaction date was approximately $4.8 million, of which $3.5 million was attributable to the AVTX-501 Milestone and $1.3 million was attributable to the AVTX-007 Milestones and Royalties. Subsequent to the transaction date, at each reporting period, the derivative liability is remeasured at fair value. As of June 30, 2025, the fair value of the derivative liability was $10.7 million, all of which was attributable to the AVTX-007 Milestone and Royalties, and $0.4 million of which was classified as a current liability with the remainder classified as a non-current liability. For the three and six months ended June 30, 2025, the $2.5 million and $2.2 million change in fair value was recognized in other (expense) income, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The fair value of the AVTX-501 Milestone was deemed to be de minimis, driven by less than 1% probability of success based on Avalo’s interpretation of an announcement from J&J in March 2025, noting the discontinuation of the aticaprant depression program (previously referred to as AVTX-501 by Avalo), which was the only indication publicly disclosed, paired with a lack of commitment to an alternative indication. The fair value of AVTX-007 Milestones and Royalties was primarily driven by sales forecasts with peak annual net sales reaching $1.8 billion in atopic dermatitis, an approximate 19% probability of success, and an estimated time to commercialization of approximately 5.5 years. We estimated these unobservable inputs based on limited publicly available information and therefore could differ from J&J’s and Apollo’s respective internal development plans, assessments of probability of success and other inputs of our fair value calculation. Any changes to these inputs may result in significant changes to the fair value measurement. Notably, the peak annual net sales forecast (for the AVTX-007 Milestones and Royalties) and the probability of success (for both the AVTX-501 Milestone and the AVTX-007 Milestone and Royalties) are the largest drivers of the fair value, so changes to either would likely result in significant changes to their respective fair values.

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

The Company’s warrant liability was measured at fair value on the issuance date and was measured at fair value each reporting period thereafter until the warrants were fully exercised in the fourth quarter of 2024. As of June 30, 2025 and December 31, 2024, there were no warrants associated with the private placement outstanding and thus no corresponding warrant liability.

For the initial warrant valuation in the first quarter of 2024 and subsequent fair value measurement at each reporting period prior to exercises, the Company utilized the Black-Scholes option pricing model to measure fair value of the warrants, which required assumptions that were subjective and required judgment. As such, the warrant liability was classified as a Level 3 instrument as its value was based on unobservable market inputs. The initial fair value measurement of the warrant liability was $194.9 million and exceeded the initial gross proceeds received from the private placement of $115.6 million, resulting in a $79.3 million loss at issuance of the excess of initial liability fair value. The warrants were fully exercised in the fourth quarter of 2024. Refer to Note 10 - Capital Structure for additional discussion regarding the issuance of the Series C Preferred Stock and common stock pursuant to the warrant exercises.

No changes in valuation techniques occurred during the three and six months ended June 30, 2025 and 2024. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and six months ended June 30, 2025 and 2024.

7. Investments

The following table summarizes our investments classified as available-for-sale as of June 30, 2025 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$22,259	$—	$—	$22,259
U.S. Treasury securities	84,558	2	(36)	84,524
Total	$106,817	$2	$(36)	$106,783

The fair values of our investments by classification in the unaudited condensed consolidated balance sheets were as follows:

	As of
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$35,811	$—
Short-term investments	70,972	—
Total	$106,783	$—

As of June 30, 2025, the aggregate fair value of securities that were in an unrealized loss position for fewer than twelve months was $59.1 million and no investments had been in a continuous unrealized loss position for greater than twelve months. The Company considers any losses to be temporary in nature and the Company has the intent and ability to hold its marketable debt securities until recovery. As a result, the Company determined it did not hold any investments with a credit loss at June 30, 2025.

As of June 30, 2025, accrued interest receivable on available-for-sale investments was $0.4 million, which was included within prepaid and other current assets on our unaudited condensed consolidated balance sheets.

8. Leases

Avalo leases its main administrative office space located in Wayne (Chesterbrook), Pennsylvania, which is classified as an operating lease. The initial annual base rent for this office is $0.2 million and the annual operating expenses are approximately $0.1 million. The annual base rent is subject to periodic increases of approximately 2.4% over the term of the lease. The lease has an initial term of 5.25 years from the lease commencement on December 1, 2021 and expires on February 28, 2027.

Additionally, Avalo has an operating lease for administrative office space in Rockville, Maryland, which the Company elected to early-terminate effective January 31, 2026 by providing notice and paying the $0.3 million contractual early termination fee in the fourth quarter of 2024, resulting in a remeasurement and reduction of the lease liability and right-of-use (“ROU”) asset by $0.3 million. The Company is in process of vacating the property and is expected to do so in the near-term. Accordingly, the ROU asset related to the property has been amortized to a de minimis amount as of June 30, 2025, although the lease liability and lease payments related to the property will continue through the early-termination date of January 31, 2026. The annual base rent for this office is $0.2 million, subject to annual 2.5% increases over the term of the lease. The lease provided for a rent abatement for a period of 12 months following the Company’s date of occupancy. The lease had an initial term of 10 years from the date the Company made its first annual fixed rent payment, which occurred in January 2020.

The weighted average remaining term of the operating leases at June 30, 2025 was 1.5 years.

Supplemental balance sheet information related to the leased properties include (in thousands):

	As of
	June 30, 2025	December 31, 2024
Right-of-use assets	$487	$741

Lease liability, current	$482	$568
Lease liability, non-current	197	350
Total operating lease liabilities	$679	$918

The operating lease ROU assets are included in property and equipment, net and the lease liabilities current and non-current are included in accrued expenses and other current liabilities and other long-term liabilities, respectively, in our unaudited condensed consolidated balance sheets. The Company utilized a weighted average discount rate of 9.7% to determine the present value of the lease payments.

The components of lease expense for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost*	$148	$113	$294	$222

*Includes short-term leases, which are immaterial.

The following table shows a maturity analysis of the operating lease liabilities as of June 30, 2025 (in thousands):

Undiscounted Cash Flows
July 1, 2025 through December 31, 2025	$280
2026	392
2027	63
2028	—
2029	—
2030	—
Thereafter	—
Total lease payments	$735
Less implied interest	(56)
Total	$679

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Research and development	$2,891	$1,625
Compensation and benefits	2,143	2,883
General and administrative	321	380
Commercial operations	359	534
Royalty payment	327	327
Lease liability, current	482	568
Total accrued expenses and other current liabilities	$6,523	$6,317

10. Capital Structure

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock, common stock and preferred stock. At June 30, 2025, the total number of shares of capital stock the Company was authorized to issue was 205,000,000, of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

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

March 2024 Financing

On March 28, 2024, the Company closed a private placement investment in which the investors received (i) 19,946 shares of non-voting convertible Series C Preferred Stock, and (ii) warrants to purchase up to an aggregate of 11,967,526 shares of Avalo’s common stock (or a number of shares of Series C Preferred Stock convertible into the number of shares of common stock the warrant was then exercisable into), resulting in upfront gross proceeds of $115.6 million. Net proceeds were $108.1 million after deducting transaction costs of $7.5 million. The private placement transaction costs were expensed within other (expense) income, net for the six months ended June 30, 2024. The Company received an additional $69.4 million of gross proceeds upon the full exercise of the warrants in the fourth quarter of 2024. Net proceeds were $67.6 million after deducting $1.7 million of transaction costs. Upon Company stockholder approval, which was obtained on August 13, 2024 and subject to beneficial ownership limitations, 6,585 shares of Series C Preferred Stock issued pursuant to the financing automatically converted into 6,585,314 shares of common stock. Additionally, the Company issued 781,259 shares of common stock and 11,186.267 shares of Series C Preferred Stock as a result of the warrant exercises in the fourth quarter of 2024.

Warrants on common stock or Series C Preferred Stock issued in March 2024 Financing

The warrants were exercisable via gross physical settlement for $5.796933 per underlying share of common stock (or a number of shares of Series C Preferred Stock convertible into the number of shares of common stock the warrant was then exercisable into). The warrants were fully exercised in the fourth quarter of 2024. The warrants included anti-dilution protection provisions.

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

Series C Preferred Stock issued in the AlmataBio Transaction, March 2024 Financing and upon Warrant Exercises

As of June 30, 2025, the Company had 5,000,000 shares of Preferred Stock authorized, of which 34,326 have been designated as Series C Preferred Stock. As of June 30, 2025, there were 24,696 shares of series C Preferred Stock outstanding. The Series C Preferred Stock has a par value of $0.001 per share. The Series C Preferred Stock has no voting rights, no liquidation preference, and are not redeemable. In the event of any liquidation, dissolution or winding up of the Company, holders of Series C Preferred Stock are entitled to be paid out of the assets with the Company legally available for distribution to its stockholders on an as-converted and pari-passu basis with common stock. The Series C Preferred Stock is subject to broad-based weighted average anti-dilution protection for certain issuances of common stock and securities convertible into common stock. The Series C Preferred Stock is entitled to receive dividends equal to and in the same form, and in the same manner, based on the then-current conversion ratio as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of the common stock.

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

During the six months ended June 30, 2025, an aggregate of 200 shares of Series C Preferred Stock were converted to 200,000 shares of common stock. In July 2025, an aggregate of 1,490 shares of Series C Preferred Stock were converted to 1,490,000 shares of common stock.

Series D and Series E Preferred Stock issued in the March 2024 Financing

As a condition to the March 2024 Financing, a single share of Series D Preferred Stock and a single Series E Preferred Stock were issued to two institutional investors that participated in the private placement. Both the Series D and the Series E Preferred Stock have a par value and liquidation preference of $0.001 per share. The Series D and Series E Preferred Stock do not have voting rights, are not entitled to dividends, and are not convertible into common stock. Each of the holders of the Series D and Series E Preferred Stock have the option to require the Company to redeem their shares at a price equal to the par value at any time. The Company retains the right to redeem the Series D and Series E Preferred Stock at a price equal to the par value if the holder owns less than a certain threshold of the Company’s outstanding common stock. The Series D and Series E Preferred Stock do not provide the holders with substantive economics, and were issued solely to allow for the institutional investors to appoint a director to the Company’s board of directors. Because the Series D and Series E Preferred Stock are redeemable at par value outside the control of the Company, they are recognized outside of permanent equity.

At-the-Market Offering Program

In June 2025, the Company entered into an “at-the-market” sales agreement with TD Securities (USA) LLC (“TD Cowen”), pursuant to which the Company may sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through TD Cowen (the “Sales Agreement”). There were no sales under the Sales Agreement during the three and six months ended June 30, 2025. Subsequent to June 30, 2025, the Company sold 825,000 shares of common stock under the Sales Agreement for gross proceeds of $7.3 million.

Common Stock Warrants

At June 30, 2025, the following common stock warrants were outstanding:

Number of common shares	Exercise price	Expiration
underlying warrants	per share	date
148	$7,488.00	June 2031

11. Stock-Based Compensation

2016 Equity Incentive Plan

In April 2016, our board of directors adopted the 2016 Equity Incentive Plan, which was approved by our stockholders in May 2016 and which was subsequently amended and restated in May 2018 and August 2019 with the approval of our board of directors and our stockholders. In June 2024, our board of directors approved a fourth amended and restated equity incentive plan, which was subsequently approved by the Company’s stockholders in August 2024 (the “2016 Fourth Amended Plan”). During the term of the 2016 Fourth Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year ending on (and including) January 1, 2034, by an amount equal to 5% of the total number of outstanding shares of common stock and Series C Preferred Stock (determined on an as-converted stock basis) plus all outstanding prefunded warrants to acquire shares of common stock (if any) as of December 31 of the preceding calendar year. On January 1, 2025, pursuant to the terms of the 2016 Fourth Amended Plan, an additional 1,768,393 shares were made available for issuance. As of June 30, 2025, there were 1,122,143 shares available for future issuance under the 2016 Fourth Amended Plan.

Option grants expire after ten years. Employee options typically vest over four years. Employees typically receive a new hire option grant, as well as an annual grant in the first or second quarter of each year. Options granted to directors typically vest immediately or over periods of one or three years. Directors may elect to receive stock options in lieu of board compensation, which vest immediately. For stock options granted to employees and non-employee directors, the estimated grant date fair market value of the Company’s stock-based awards is amortized ratably over the individuals’ service periods, which is the period in which the awards vest. Stock-based compensation expense includes expense related to stock options, restricted stock units and employee stock purchase plan shares. The amount of stock-based compensation expense recognized for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$1,116	$219	$2,418	$488
General and administrative	1,602	252	3,541	612
Total stock-based compensation	$2,718	$471	$5,959	$1,100

Stock options with service-based vesting conditions

The Company has granted stock options that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. A summary of option activity for the six months ended June 30, 2025 is as follows:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Balance at December 31, 2024	1,999,749	$19.91	$14.98	9.6
Granted	2,097,300	$7.49	$6.17
Balance at June 30, 2025	4,097,049	$13.55	$10.47	9.4
Exercisable at June 30, 2025	541,031	$43.66	$29.70	9.1

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. As of June 30, 2025, the aggregate intrinsic value of options outstanding was $0.1 million. There were 535,532 options that vested during the six months ended June 30, 2025 with a weighted average exercise price of $11.22 per share. The total grant date fair value of shares which vested during the six months ended June 30, 2025 and 2024 was $5.1 million and $1.6 million, respectively.

The Company recognized stock-based compensation expense of $2.2 million and $4.5 million related to stock options with service-based vesting conditions for the three and six months ended June 30, 2025, respectively. The Company recognized stock-based compensation expense of $0.5 million and $1.1 million related to stock options with service-based vesting conditions for the three and six months ended June 30, 2024, respectively. At June 30, 2025, there was $24.8 million of total unrecognized compensation cost related to unvested service-based vesting condition awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

Stock-based compensation assumptions

The following table presents the assumptions used to compute stock-based compensation expense for stock options with service-based vesting conditions granted under the Black-Scholes valuation model for the six months ended June 30, 2025.

Service-based options
Expected term of option (in years)	5.5 - 6.1
Expected stock price volatility	99.9% - 104.1%
Risk-free interest rate	3.92% - 4.45%
Expected annual dividend yield	0%

Restricted Stock Units

The Company has granted RSUs that contain service-based vesting conditions. The Company measures the fair value of the RSUs using the stock price on the date of grant. The compensation cost for RSUs is recognized on a straight-line basis over the vesting period. There was no RSU activity for the six months ended June 30, 2024. A summary of RSU activity for the six months ended June 30, 2025 is as follows:

	RSUs Outstanding
	Number of shares	Weighted average grant date fair value
Unvested RSUs at December 31, 2024	632,100	$9.88
Vested	(210,703)	$9.88
Unvested RSUs at June 30, 2025	421,397

The RSUs, which were granted on August 13, 2024, vest annually over a three-year period beginning on March 28, 2025. Accordingly, the first tranche of RSUs vested on March 28, 2025.. The Company recognized stock-based compensation expense of $0.5 million and $1.3 million related to RSUs for the three and six months ended June 30, 2025, respectively. There were no stock-based compensation expense related to RSUs for the prior year period. At June 30, 2025, there was $3.6 million of total unrecognized compensation cost related to RSUs. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.

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

The Company initially reserved and authorized up to 174 shares of common stock for issuance under the Initial ESPP. Pursuant to the ESPP, on January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP automatically increases by a number equal to 1% of the Company’s outstanding shares of common stock and Series C Preferred Stock (determined on an as-converted basis) plus all outstanding prefunded warrants to acquire shares of common stock (if any), as of December 31 of the preceding calendar year. On January 1, 2025, the number of shares available for issuance under the ESPP increased by 353,679 shares. As of June 30, 2025, 570,520 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized minimal stock-based compensation expense for the three and six months ended June 30, 2025 and 2024.

12. Income Taxes

The Company recognized minimal income tax expense for the three and six months ended June 30, 2025 and 2024 due to the significant valuation allowance against the Company’s deferred tax assets and the current and prior period losses.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted in the United States. The OBBB includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, and restoration of favorable tax treatment for certain business provisions including the expensing of domestic research and development expenditures. The Company is currently assessing the OBBB’s impact on the consolidated financial statements.

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

No expense related to the agreements was recognized in the three and six months ended June 30, 2025. There has been no cumulative expense recognized as of June 30, 2025 under the agreements. The Company will continue to monitor the milestones and royalties at each reporting period.

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

No expense related to the KKC License Agreement was recognized in the three and six months ended June 30, 2025. There has been no cumulative expense recognized as of June 30, 2025 related to the milestones, royalties or any other amounts other than the $10.0 million upfront license fee incurred in 2021 as disclosed above. The Company will continue to monitor the milestones and royalties at each reporting period.

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

No expense related to the milestones and royalties due under the CHOP Agreement was recognized for the three and six months ended June 30, 2025. Avalo has not recognized any cumulative expense under the agreement related to the milestone or royalties as of June 30, 2025. The Company will continue to monitor the milestones and royalties at each reporting period.

AVTX-008 Sanford Burnham Prebys License Agreement

On June 21, 2021, the Company entered into an Exclusive Patent License Agreement with Sanford Burnham Prebys Medical Discovery Institute (the “Sanford Burnham Prebys License Agreement”) under which the Company obtained an exclusive license to a portfolio of issued patents and patent applications covering an immune checkpoint program (AVTX-008). Avalo was responsible for the development and commercialization of the program. During the second quarter of 2025, the Company provided notice to terminate the Sanford Burnham Prebys License Agreement in accordance with its terms, effective September 2025. Due to changes in the Company’s operations and strategy, the Sanford Burnham Prebys License Agreement was no longer considered material by the Company at the time of termination.

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

No expense related to this license agreement was recognized in the three and six months ended June 30, 2025. There has been $0.5 million of cumulative expense recognized as of June 30, 2025 related to the milestones under this license agreement. The Company will continue to monitor the remaining milestones and royalties at each reporting period.

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

The Company had not recognized any milestones as of June 30, 2025 or received any payments other than the upfront payment as disclosed above.

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

The Company had not recognized any milestones as of June 30, 2025 or received any payments other than the upfront payment as disclosed above.

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

The Company had not recognized any revenue related to the milestones as of June 30, 2025 or received any payments other than the upfront payment and reimbursement for certain liabilities as disclosed above.

Acquisition Related and Other Contingent Liabilities

AlmataBio Transaction Possible Future Milestone Payments

On March 27, 2024, the Company acquired AVTX-009 through its acquisition of AlmataBio. Pursuant to the AlmataBio Transaction, the Company made a cash payment of $7.5 million in April 2024 to the former AlmataBio stockholders, which was due upon the initial closing of the private placement on March 28, 2024 (the “Initial Milestone”). Further, a portion of the consideration for the AlmataBio transaction includes development milestones to the former AlmataBio stockholders including $5.0 million due upon the first patient dosed in a Phase 2 trial in patients with HS for AVTX-009 (the “Second Milestone”), which was met and paid in October 2024 as discussed below, and $15.0 million due upon the first patient dosed in a Phase 3 trial for AVTX-009 (the “Third Milestone”), both of which are payable in cash or stock of Avalo at the election of the former AlmataBio stockholders. In the absence of timely notice of such election, Avalo may elect to pay the milestones in cash or common stock of Avalo.

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

Avalo assumed this Royalty Agreement upon closing of the Aevi Merger and it is recorded as a royalty obligation within the Company's accompanying unaudited condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024. Because there is a significant related party relationship between the Company and the Investors, the Company has treated its obligation to make royalty payments under the Royalty Agreement as an implicit obligation to repay the funds advanced by the Investors. As the Company makes royalty payments in accordance with the Royalty Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which will result in a corresponding increase in the liability balance.

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

As a part of the 2019 transaction in which the Company sold its rights, title, and interests in assets relating to certain commercialized products to Aytu Biosciences, Inc. (“Aytu”), the Company assigned all its payment obligations, including the Make-Whole Payments, under the Karbinal Agreement (collectively, the “TRIS Obligations”) to Aytu. However, under the original license agreement, the Company could ultimately be liable for the TRIS Obligations to the extent Aytu fails to make the required payments. The future Make-Whole Payments to be made by Aytu are unknown as the amount owed to TRIS is dependent on the number of units sold.

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

The CODM evaluates performance and makes resource and operating decisions for the business based on net loss as reported on the unaudited condensed consolidated statement of operations and total assets as reported on the unaudited condensed consolidated balance sheet. The CODM’s primary evaluation of the Company’s success is its ability to progress its research and development pipeline programs toward commercialization or opportunistically out-license rights to indications or geographies. The CODM uses net loss compared to budget and/or forecast amounts to evaluate this progress to make resource and operating decisions, such as whether to issue equity and/or make new investments in additional indications or pipeline assets. Additionally, the Company’s CODM periodically reviews research and development expense, as stated on the unaudited condensed consolidated statement of operations, and treats it as a significant segment expense. The CODM considers research and development expense in the context of achieving the next expected milestone in the pipeline, and will make resource and operating decisions accordingly, such as decisions on raising additional capital and/or pursuing additional indications or programs. The following table summarizes our research and development expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30, 2025
	2025	2024	2025	2024
Nonclinical expenses	$179	$195	$262	$347
Clinical expenses	7,215	1,579	11,065	1,641
CMC expenses	3,266	740	5,245	993
Internal expenses:
Salaries, benefits and related costs	2,181	1,810	4,030	3,134
Stock-based compensation expense	1,116	219	2,418	488
Other	117	58	175	113
	$14,074	$4,601	$23,195	$6,716

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

Overview

Avalo Therapeutics, Inc. (the “Company,” “Avalo” or “we”) is a clinical stage biotechnology company fully dedicated to developing IL-1β-based treatments for immune-mediated inflammatory diseases. Our lead asset, AVTX-009, is in a Phase 2 clinical trial for hidradenitis suppurativa (“HS”). The Company is also exploring additional opportunities to make an impact in prevalent indications that have significant remaining unmet needs.

Our focus in 2025 is continuing to execute operationally on the development of AVTX-009, most notably the progression of the Phase 2 (“LOTUS”) trial of AVTX-009, an anti-IL-1β (mAb), in HS. We expect to release topline results from this trial in mid-2026.

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

The Company’s Phase 2 LOTUS trial in HS, is a randomized, double-blind, placebo-controlled, parallel-group Phase 2 trial with two AVTX-009 dose regimens to evaluate the efficacy, safety and tolerability of AVTX-009 in approximately 222 adults with moderate to severe HS. Subjects will be randomized (1:1:1) to receive either one of two doses of AVTX-009 or placebo. The primary efficacy endpoint is the proportion of subjects achieving Hidradenitis Suppurativa Clinical Response (HiSCR75) at Week 16. Avalo is the study sponsor and the current trial locations include the United States, Canada, France, Germany, Italy, Spain, Bulgaria, Czech Republic, Greece, Poland, Australia, Turkey, and Slovakia.

Recent Developments

In June 2025, the Company announced the appointment of Dr. Rita Jain to the Board of Directors. Dr. Jain’s extensive experience spanning clinical development, regulatory strategy, and executive leadership at multiple development-stage biopharma companies makes her a valuable member of our Board of Directors.

Liquidity

Since inception, we have incurred significant operating and cash losses from operations. We have primarily funded our operations to date through sales of equity securities, out-licensing transactions and sales of assets.

For the six months ended June 30, 2025, Avalo generated net loss of $33.9 million and negative cash flows from operations of $20.8 million. As of June 30, 2025, Avalo had $113.3 million in cash and cash equivalents and short-term investments.

Based on our current operating plans, we expect that our existing cash and cash equivalents and short-term investments are sufficient to fund operations for at least twelve months from the filing date of this Quarterly Report on Form 10-Q and we expect to fund operations into 2028. The Company closely monitors its cash and cash equivalents and short-term investments and seeks to balance the level of cash and cash equivalents with our projected needs to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. We may satisfy any future cash needs through sales of equity securities under the Company’s at-the-market program or other equity financings, out-licensing transactions, strategic alliances/collaborations, sale of programs, and/or mergers and acquisitions. There can be no assurance that any financing or business development initiatives can be realized by the Company, or if realized, what the terms may be. To the extent that we raise capital through the sale of equity, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Further, if the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates.

Our Strategy

Our strategy for increasing stockholder value includes:

•Advancing our pipeline through development to regulatory approval. Most notably and in the near term, completing our Phase 2 LOTUS trial in HS, preparing for the next stage of development for that indication and considering further indication expansion for AVTX-009;
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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

Cost of Product Sales

We recognized no cost of product sales for the three months ended June 30, 2025 and $0.3 million for the three months ended June 30, 2024, which related to an updated estimate for a commercial liability related to past sales of the Millipred® product. The Company ceased selling Millipred® in September 2023.

The Company will continue to monitor estimates for commercial liabilities related to the Millipred® product, such as sales returns, profit share with the supplier pursuant to the reconciliation process, and commercial activity with Aytu Biosciences, Inc. (“Aytu”), who previously managed Millipred® commercial operations on our behalf. As additional information becomes available, the Company could recognize expense (or a benefit) for differences between actuals or updated estimates to the reserves previously recognized, which could be recognized in cost of product sales.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Nonclinical expenses	$179	$195
Clinical expenses	7,215	1,579
CMC expenses	3,266	740
Internal expenses:
Salaries, benefits and related costs	2,181	1,810
Stock-based compensation expense	1,116	219
Other	117	58
	$14,074	$4,601

Research and development expenses increased $9.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was mainly driven by a $5.6 million increase in clinical expenses, $2.5 million increase in chemistry, manufacturing, and controls (“CMC”) expenses, and $0.9 million increase in stock-based compensation expense.

Clinical expenses increased due to the ongoing activities related to the Phase 2 LOTUS trial in HS incurred in the second quarter of 2025, including screenings and enrollment costs and patient trial costs, compared to limited expenses for trial enabling activities in the second quarter of 2024. CMC expenses increased due to raw materials purchases and drug manufacturing activities to support the trial, compared to limited drug stability studies in the prior year period.

Stock-based compensation increased $0.9 million compared to the three months ended June 30, 2024 due to option and restricted stock unit grants made in the second half of 2024 and first quarter of 2025, including the annual employee grants in August 2024 and January 2025, as well as headcount additions.

We expect future research and development expenses in 2025 to increase as compared to the comparable period in 2024 due to the ongoing execution of the Phase 2 LOTUS trial in HS and supporting activities. Research and development expenses beyond mid-2026 are difficult to predict given they will be highly dependent on the outcome of the Phase 2 LOTUS trial.

Acquired In-Process Research and Development

In the first quarter of 2024, we acquired AVTX-009 through a merger with AlmataBio, Inc. (“AlmataBio”) and its wholly owned subsidiary (the “AlmataBio Transaction”), resulting in us acquiring $27.6 million of in-process research and development (“IPR&D”), of which $0.1 million was recognized in the three months ended June 30, 2024. There was no acquired IPR&D for the three months ended June 30, 2025.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Salaries, benefits and related costs	$1,555	$1,390
Legal, consulting and other professional expenses	1,580	2,421
Stock-based compensation expense	1,602	252
Commercial planning and marketing expenses	56	21
Other	449	444
	$5,242	$4,528

General and administrative expenses increased $0.7 million for the three months ended June 30, 2025 compared to the prior year period. The increase was driven by a $1.4 million increase in stock-based compensation expense due to option and restricted stock unit grants made in the second half of 2024 and first quarter of 2025, including the annual employee grants in August 2024 and January 2025, as well as headcount additions. The increase was partially offset by a decrease of $0.8 million in legal, consulting and other professional expenses due to higher expenses incurred in the prior year period related to the AlmataBio Transaction and private placement investment, which closed in March 2024.

Although we expect most of the increase in operating expenses in 2025 to be attributable to increased research and development activities to progress AVTX-009, we also expect moderate increases to general and administrative expenses for the remainder of 2025 as compared to the comparable period in 2024 to support the AVTX-009 program. General and administrative expenses beyond mid-2026 are difficult to predict given they will be highly dependent on the outcome of the Phase 2 LOTUS trial in HS, for which we expect to release topline data in mid-2026.

Other (Expense) Income, Net

The following table summarizes our other (expense) income, net for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Change in fair value of derivative liability	(2,530)	(5,040)
Interest income, net	1,102	1,039
Change in fair value of warrant liability	—	112,046
Other (expense) income, net	(5)	—
	$(1,433)	$108,045

Other expense, net was $1.4 million for the three months ended June 30, 2025 compared to other income net, of $108.0 million for the three months ended June 30, 2024. The $109.5 million change was primarily driven by the accounting impact of the warrant liability associated with the warrants issued in the March 2024 financing that were subsequently exercised in the fourth quarter of 2024. Refer to Note 6 - Fair Value Measurements of the unaudited condensed consolidated financial statements for more information.

Income Tax Expense

The Company recognized minimal income tax expense for both the three months ended June 30, 2025 and 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

Cost of Product Sales

We recognized no cost of product sales for the six months ended June 30, 2025 compared to $0.3 million for the same period in 2024, which related to the change in an estimate of commercial liabilities related to the Millipred® product.

The Company will continue to monitor estimates for commercial liabilities related to the Millipred® product, such as sales returns, profit share with the supplier pursuant to the reconciliation process, and commercial activity with Aytu, who previously managed Millipred® commercial operations on our behalf. As additional information becomes available, the Company could recognize expense (or a benefit) for differences between actuals or updated estimates to the reserves previously recognized, which could be recognized in cost of product sales.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Nonclinical expenses	$262	$347
Clinical expenses	11,065	1,641
CMC expenses	5,245	993
Internal expenses:
Salaries, benefits and related costs	4,030	3,134
Stock-based compensation expense	2,418	488
Other	175	113
	$23,195	$6,716

Research and development expenses increased $16.5 million for the six months ended June 30, 2025. The increase was driven by increases in clinical and CMC expenses of $9.4 million and $4.3 million, respectively. Clinical expenses increased due to progress in the current year for the Phase 2 LOTUS trial in HS including site activations, screenings and enrollment costs, and patient trial costs as compared to trial enabling activities incurred in the first half of 2024. CMC expenses increased due to raw material purchases and drug manufacturing activities to support the trial.

Stock-based compensation increased $1.9 million compared to the six months ended June 30, 2024 due to option and restricted stock unit grants made during the second half of 2024 and the first half of 2025, including the annual employee grants in August 2024 and January 2025, as well as headcount additions.

We expect future research and development expenses in 2025 to increase as compared to the comparable period in 2024 due to the ongoing execution of the Phase 2 LOTUS trial in HS and supporting activities. Research and development expenses beyond mid-2026 are difficult to predict given they will be highly dependent on the outcome of the Phase 2 LOTUS trial.

Acquired In-Process Research and Development

In the first quarter of 2024, we acquired AVTX-009 through the AlmataBio Transaction, resulting in us acquiring $27.6 million of IPR&D in the six months ended June 30, 2024. There was no acquired IPR&D for the six months ended June 30, 2025.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Salaries, benefits and related costs	$3,109	$2,294
Legal, consulting and other professional expenses	3,192	4,009
Stock-based compensation expense	3,541	612
Commercial planning and marketing expenses	68	28
Other	879	778
	$10,789	$7,721

General and administrative expenses increased $3.1 million for the six months ended June 30, 2025 compared to the prior year period. The increase was driven primarily by a $2.9 million increase in stock-based compensation expense due to option and restricted stock unit grants made during the second half of 2024 and first half of 2025, including the annual grants in August 2024 and January 2025.

Although we expect most of the increase in operating expenses in 2025 to be attributable to increased research and development activities to progress AVTX-009, we also expect moderate increases to general and administrative expenses for the remainder of 2025 as compared to the comparable period in 2024 to support the AVTX-009 program. General and administrative expenses beyond mid-2026 are difficult to predict given they will be highly dependent on the outcome of the Phase 2 LOTUS trial in HS, for which we expect to release topline data in mid-2026.

Other Income, Net

The following table summarizes our other income, net for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Change in fair value of derivative liability	(2,150)	(5,160)
Interest income, net	2,249	1,138
Excess of initial warrant fair value over private placement proceeds	—	(79,276)
Change in fair value of warrant liability	—	112,046
Private placement transaction costs	—	(9,220)
Other expense, net	(5)	—
	$94	$19,528

Other income, net decreased $19.4 million for the six months ended June 30, 2025 as compared to the prior year period primarily driven by the accounting impact in the prior period of the warrant liability associated with the warrants issued in the March 2024 financing that were subsequently exercised in the fourth quarter of 2024. Refer to Note 6 - Fair Value Measurements of the unaudited condensed and consolidated financial statements for more information. Further, the Company incurred $9.2 million of private placement transaction costs in the prior year period that did not repeat in the current period, largely consisting of the placement agent fee of $7.0 million, and $1.7 million fee payable upon exercise of the warrants issued in the private placement investment.

Income Tax Expense

The Company recognized minimal income tax expense for both the six months ended June 30, 2025 and 2024.

Liquidity and Capital Resources

Uses of Liquidity

The Company primarily uses cash to fund the ongoing development of AVTX-009 and costs associated with its organizational infrastructure. As of June 30, 2025, Avalo had $113.3 million in cash and cash equivalents and short-term investments.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(20,847)	$(22,485)
Investing activities	(70,860)	356
Financing activities	(469)	108,140
Net (decrease) increase in cash and cash equivalents	$(92,176)	$86,011

Net cash used in operating activities

Net cash used in operating activities was $20.8 million for the six months ended June 30, 2025 and consisted primarily of net loss of $33.9 million, partially offset by net non-cash charges of $8.3 million and changes in our operating assets and liabilities of $4.7 million. The non-cash charges consisted primarily of stock-based compensation of $6.0 million and a $2.2 million change in the change in the fair value of the derivative liability. Changes in our operating assets and liabilities consisted primarily of a $2.4 million decrease in prepaid expenses and other current assets due to our ongoing clinical work and a $2.1 million increase in accounts payable primarily due to continued activity related to the LOTUS trial and the timing of vendor invoices.

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

Net cash used in (provided by) investing activities

Net cash used in investing activities consisted of $70.9 million of purchases of available-for-sale investments for the six months ended June 30, 2025.

Net cash provided by investing activities for the six months ended June 30, 2024 consisted of the cash acquired as part of the AlmataBio Transaction.

Net cash used in (provided by) by financing activities

Net cash used in financing activities for the six months ended June 30, 2025 consisted primarily of the cash paid to tax authorities related to withholding shares to satisfy RSU vesting withholding obligations on behalf of employees.

Net cash provided by financing activities for the six months ended June 30, 2024 consisted of gross proceeds of $115.6 million from the private placement investment that closed on March 28, 2024, partially offset by transaction costs related to the private placement investment of $7.5 million.

Critical Accounting Policies, Estimates, and Assumptions

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP. In preparing the financial statements in conformity with GAAP, the Company makes estimates and assumptions that have an impact on assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, clinical trial accruals and research and development costs, stock-based compensation, fair value measurements, the valuation of derivative liabilities, revenue recognition, cost of product sales and cash flows used in management’s going concern assessment. The Company believes, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025. Except as described in Note 2 - Basis of Presentation and Significant Accounting Policies, there have been no significant changes to our critical accounting policies during the six months ended June 30, 2025.

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

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

10.1†	Sales Agreement, dated as of June 5, 2025, between Avalo Therapeutics, Inc. and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on June 5, 2025).

10.2*	Avalo Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 18, 2025).

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024; (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited) for the Three and Six Months Ended June 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity (Unaudited) for the Three and Six Months Ended June 30, 2025 and 2024; and (v) Notes to Unaudited Financial Statements.

104	Cover Page Interactive Data File, formatted in XBRL (included in Exhibit 101).

† Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules or exhibits, or any section thereof, to the SEC upon its request.

* Management contract or compensatory arrangement.

+ Filed herewith.

†† This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avalo Therapeutics, Inc.

Date: August 7, 2025	/s/ Christopher Sullivan
Christopher Sullivan
Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer)