Form 10-Q
period 2025-09-30
Avalo Therapeutics, Inc.
filed 2025-11-06
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2025
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
As of November 3, 2025, the registrant had 18,133,968 shares of common stock outstanding.

AVALO THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2025

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,963	$134,546
Short-term investments	84,654	—
Prepaid expenses and other current assets	2,139	4,325
Restricted cash, current portion	90	19
Total current assets	113,846	138,890
Property and equipment, net	542	1,209
Goodwill	10,502	10,502
Restricted cash, net of current portion	210	131
Total assets	$125,100	$150,732
Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	$474	$283
Accrued expenses and other current liabilities	7,498	6,317
Derivative liability, current	—	360
Total current liabilities	7,972	6,960
Royalty obligation	2,000	2,000
Deferred tax liability, net	304	270
Derivative liability, non-current	23,160	8,120
Other long-term liabilities	117	350
Total liabilities	33,553	17,700
Mezzanine equity:
Series D Preferred Stock—$0.001 par value; 1 share of Series D Preferred Stock authorized at September 30, 2025 and December 31, 2024; 1 share of Series D Preferred Stock issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Series E Preferred Stock—$0.001 par value; 1 share of Series E Preferred Stock authorized at September 30, 2025 and December 31, 2024; 1 share of Series E Preferred Stock issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at September 30, 2025 and December 31, 2024; 17,827,635 and 10,471,934 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	18	10
Series C Preferred Stock—$0.001 par value; 34,326 shares of Series C Preferred Stock authorized at September 30, 2025 and December 31, 2024; 19,364 and 24,896 shares of Series C Preferred Stock issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	526,290	503,285
Accumulated other comprehensive income	41	—
Accumulated deficit	(434,802)	(370,263)
Total stockholders’ equity	91,547	133,032
Total liabilities, mezzanine equity and stockholders’ equity	$125,100	$150,732

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$—	$249	$—	$249
Total revenues, net	—	249	—	249

Operating expenses:
Cost of product sales	$—	$(714)	$—	$(453)
Research and development	13,621	9,538	36,817	16,254
General and administrative	5,577	4,286	16,366	12,008
Acquired in-process research and development	—	—	—	27,641
Total operating expenses	19,198	13,110	53,183	55,450
Loss from operations	(19,198)	(12,861)	(53,183)	(55,201)
Other (expense) income:
Change in fair value of derivative liability	(12,530)	(1,100)	(14,680)	(6,260)
Interest income, net	1,117	964	3,367	2,101
Excess of initial warrant fair value over private placement proceeds	—	—	—	(79,276)
Change in fair value of warrant liability	—	36,025	—	148,071
Private placement transaction costs	—	—	—	(9,220)
Other expense, net	(3)	(5)	(8)	(5)
Total other (expense) income, net	(11,416)	35,884	(11,321)	55,411
(Loss) income before taxes	(30,614)	23,023	(64,504)	210
Income tax expense (benefit)	11	(14)	35	—
Net (loss) income	$(30,625)	$23,037	$(64,539)	$210

Net (loss) income per share of common stock - basic	$(2.19)	$0.98	$(5.47)	$0.01
Net loss per share of common stock - diluted	$(2.19)	$(2.83)	$(5.47)	$(22.63)
Weighted average common shares outstanding - basic	14,000,451	5,546,257	11,795,810	2,491,114
Weighted average common shares outstanding - diluted	14,000,451	10,784,037	11,795,810	6,540,963
Comprehensive (loss) income:
Net (loss) income	$(30,625)	$23,037	$(64,539)	$210
Other comprehensive loss:
Unrealized income on investments, net	75	—	41	—
Comprehensive (loss) income	$(30,550)	$23,037	$(64,498)	$210

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Mezzanine preferred stock		Common stock		Series C preferred stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	comprehensive income	deficit	equity
Three Months Ended September 30, 2025
Balance, June 30, 2025	2	$—	10,837,356	$11	24,696	$—	$508,774	$(34)	$(404,177)	$104,574
Issuance of common stock in exchange for retirement of Series C Preferred Stock	—	—	5,331,946	5	(5,332)	—	(5)	—	—	—
Issuance of common stock pursuant to ATM Program, net	—	—	1,658,333	2	—	—	14,368	—	—	14,370
Unrealized gain on investments, net	—	—	—	—	—	—	—	75	—	75
Stock-based compensation	—	—	—	—	—	—	3,153	—	—	3,153
Net loss	—	—	—	—	—	—	—	—	(30,625)	(30,625)
Balance, September 30, 2025	2	$—	17,827,635	$18	19,364	$—	$526,290	$41	$(434,802)	$91,547

	Mezzanine preferred stock		Common stock		Series C preferred stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	comprehensive income	deficit	equity
Nine Months Ended September 30, 2025
Balance, December 31, 2024	2	$—	10,471,934	$10	24,896	$—	$503,285	$—	$(370,263)	$133,032
Issuance of common stock in exchange for retirement of Series C Preferred Sock	—	—	5,531,946	6	(5,532)	—	(6)	—	—	—
Issuance of common stock pursuant to ATM Program, net	—	—	1,658,333	2	—	—	14,368	—	—	14,370
Vesting of Restricted Stock Units net of shares withheld for taxes	—	—	155,686	—	—	—	(510)	—	—	(510)
Shares purchased through employee stock purchase plan	—	—	9,736	—	—	—	40	—	—	40
Unrealized gain on investments, net	—	—	—	—	—	—	—	41	—	41
Stock-based compensation	—	—	—	—	—	—	9,113	—	—	9,113
Net loss	—	—	—	—	—	—	—	—	(64,539)	(64,539)
Balance, September 30, 2025	2	$—	17,827,635	$18	19,364	$—	$526,290	$41	$(434,802)	$91,547

	Mezzanine preferred stock		Common stock		Series C preferred stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Three Months Ended September 30, 2024
Balance, June 30, 2024	22,360	$11,457	1,034,130	$1	—	$—	$344,352	$(357,961)	$(13,608)
Retirement of Series C Preferred Stock in exchange for issuance of common stock	(8,648)	(9,799)	—	—	—	—	—	—	—
Issuance of common stock in exchange for retirement of Series C Preferred Stock	—	—	8,648,244	9	—	—	9,790	—	9,799
Stock-based compensation	—	—	—	—	—	—	1,848	—	1,848
Net income	—	—	—	—	—	—	—	23,037	23,037
Balance, September 30, 2024	13,712	$1,658	9,682,374	$10	—	$—	$355,990	$(334,924)	$21,076

	Mezzanine preferred stock		Common stock		Series C preferred stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Nine Months Ended September 30, 2024
Balance, December 31, 2023	—	$—	801,746	$1	—	$—	$342,437	$(335,134)	$7,304
Impact of reverse split fractional share round-up	—	—	60,779	—			—	—	—
Issuance of common stock pursuant to AlmataBio Transaction	—	—	171,605	—	—	—	815	—	815
Issuance of Series C Preferred Stock pursuant to AlmataBio Transaction	2,412	11,457	—	—	—	—	—	—	—
Issuance of Series C Preferred Stock in private placement	19,946	—	—	—	—	—	—	—	—
Issuance of Series D Preferred Stock in private placement	1	—	—	—	—	—	—	—	—
Issuance of Series E Preferred Stock in private placement	1	—	—	—	—	—	—	—	—
Retirement of Series C Preferred Stock in exchange for issuance of common stock	(8,648)	(9,799)	—	—	—	—	—	—	—
Issuance of common stock in exchange for retirement of Series C Preferred Stock	—	—	8,648,244	9	—	—	9,790	—	9,799
Stock-based compensation	—	—	—	—	—	—	2,948	—	2,948
Net income	—	—	—	—	—	—	—	210	210
Balance, September 30, 2024	13,712	$1,658	9,682,374	$10	—	$—	$355,990	$(334,924)	$21,076

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net (loss) income	$(64,539)	$210
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	328	101
Stock-based compensation	9,113	2,948
Accretion of available-for-sale investments, net	(493)	—
Acquired in-process research and development	—	27,641
Excess of initial warrant fair value over private placement proceeds	—	79,276
Change in fair value of warrant liability	—	(148,071)
Transaction costs paid pursuant to private placement	—	7,485
Contingent consideration paid pursuant to AlmataBio Transaction	—	(7,500)
Transaction costs payable upon exercise of warrants issued in private placement	—	1,734
Change in fair value of derivative liability	14,680	6,260
Deferred taxes	34	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	2,186	(3,270)
Accounts payable	191	1,365
Accrued expenses and other current liabilities	1,312	(2,110)
Lease liability, net	(24)	(81)
Net cash used in operating activities	(37,212)	(34,012)
Investing activities
Purchases of investments	(94,621)	—
Maturities of investments	10,500	—
Cash assumed from AlmataBio Transaction	—	356
Net cash (used in) provided by investing activities	(84,121)	356
Financing activities
Proceeds from issuance of common stock pursuant to ATM Program, net	14,370	—
Cash paid related to withholding shares to satisfy RSU tax withholding obligations	(510)	—
Proceeds from issuance of common stock under employee stock purchase plan	40	—
Proceeds from private placement investment, gross	—	115,625
Transaction costs paid pursuant to private placement	—	(7,485)
Net cash provided by financing activities	13,900	108,140
(Decrease) increase in cash, cash equivalents and restricted cash	(107,433)	74,484
Cash, cash equivalents, and restricted cash at beginning of period	134,696	7,546
Cash, cash equivalents, and restricted cash at end of period	$27,263	$82,030
Supplemental disclosures of non-cash activities
Issuance of common stock and Series C Preferred Stock pursuant to AlmataBio Transaction	$—	$12,272

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2025	2024
Cash and cash equivalents	$26,963	$81,858
Restricted cash, current	90	41
Restricted cash, non-current	210	131
Total cash, cash equivalents and restricted cash	$27,263	$82,030
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

For the nine months ended September 30, 2025, Avalo generated a net loss of $64.5 million and negative cash flows from operations of $37.2 million. As of September 30, 2025, Avalo had $111.6 million in cash and cash equivalents and short-term investments.

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

In the first quarter of 2025, the Company concluded that it would include other receivables within the prepaid and other current assets line in the Company’s unaudited condensed consolidated balance sheets and statement of cash flows. The Company reclassified $0.6 million from other receivables to prepaid and current assets as of December 31, 2024 within the unaudited condensed consolidated balance sheets and $0.9 million from other receivables to prepaid and other current assets for the nine months ended September 30, 2024 within the unaudited statement of cash flows, to conform with the current period presentation.

Unless otherwise indicated, all amounts in the following tables are in thousands except share and per share amounts.

Significant Accounting Policies

During the nine months ended September 30, 2025, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 20, 2025, except for the policies as described below.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or fewer when purchased to be cash equivalents. These assets include investments in money market funds and U.S. Treasury securities. Cash equivalents are reflected at fair value, as further described in Note 6 - Fair Value Measurements.

Concentration of Credit Risk

The primary financial instruments that subject the Company to concentrated credit risk include cash, cash equivalents, and short-term investments. The Company maintains its cash, cash equivalents, and short-term investments with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s cash equivalents consist of money market funds, which are invested in U.S. Treasury and government agency obligations, and the Company’s short-term investments consist of U.S. Treasury securities. Credit risk in these securities is reduced as a result of the Company’s investment policy to make high credit quality investments with its cash and cash equivalents. The Company’s investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations.

Investments

The Company generally invests its excess cash in money market funds and marketable debt securities. Such investments are included in either cash and cash equivalents (if the original maturity, from the date of purchase, is 90 days or fewer) or short-term investments (if the original maturity, from the date of purchase, is in excess of 90 days and less than 1 year) on the unaudited condensed consolidated balance sheet, as they represent the investment of funds readily convertible to cash to fund current operations. The Company classifies its investments as either trading, held-to-maturity or available-for-sale based on facts and circumstances present at the time it purchases the securities. As of September 30, 2025, all of our investments were classified as available-for-sale, which are reported at fair value at each balance sheet date, and for which fair value measurement data is obtained from independent pricing services. For securities with unrealized holding gains and losses (the adjustments to fair value), when the Company expects to receive cash flows sufficient to recover the amortized cost basis of a security, such gains and losses are included in “Accumulated other comprehensive income (loss)” as a component of stockholders’ equity. The Company identifies credit losses when it does not expect to receive cash flows sufficient to recover the amortized cost basis of a security. On a quarterly basis, the Company evaluates whether decreases in the fair values of its investments are below their amortized cost, and if so, it marks the investment to market through a charge to our unaudited condensed consolidated statements of operations and comprehensive (loss) income. Realized gains and losses, if any, are included in interest income, net on the unaudited condensed consolidated statements of operations and comprehensive (loss) income. The amortized costs of investments are adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topics 606): Derivatives Scope Refinements and Scope Clarification for Share-based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”), which, among other items, amends the application of derivative accounting to contracts with features based on the operations or activities of one of the parties to the contract. The amendments are expected to (a) reduce the cost and complexity of evaluating whether contracts with features based on the operations or activities of one of the parties to the contract are derivatives, (b) better portray the economics of those contracts in the financial statements, and (c) reduce diversity in practice resulting from the broad application of the current guidance and changing business environment. The standard is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-07.

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

4. Revenue

The Company’s license and supply agreement for Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions, expired, as planned, on September 30, 2023. Avalo considered Millipred® a non-core asset. There was no gross revenue recognized from sales of prescription drugs for the three and nine months ended September 30, 2025 or September 30, 2024. Historically, the Company sold Millipred® in the United States primarily through wholesale distributors, who accounted for substantially all of the Company’s net product revenues and trade receivables. The Company continues to monitor estimates for commercial liabilities for Millipred®, such as sales returns. As additional information becomes available, the Company could recognize expense (or a benefit) for differences between actuals or updated estimates to the reserves previously recognized.

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

5. Net (Loss) Income Per Share

The Company had two classes of stock outstanding during the three and nine months ended September 30, 2025 and September 30, 2024, common stock and preferred stock. The Company computes net (loss) income per share using the two-class method, as the Series C Preferred Stock participates in distributions with the Company’s common stock. The two-class method of computing net (loss) income per share is an earnings allocation formula that determines net loss for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings. As the Company is in a net loss position for the three and nine months ended September 30, 2025, the two-class method of calculating net loss per share results in no allocation of undistributed losses to participating securities. For the three and nine months ended September 30, 2024, the two class method of calculating net income per share resulted in an allocation of a portion of the net income to participating securities because the Company had net income for the period.

Basic net (loss) income per share for common stock is computed by dividing the sum of distributed and undistributed earnings by the weighted average number of shares outstanding for the period.

Diluted net loss per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock units which are included under the “treasury stock method” when dilutive; (ii) common stock to be issued upon the exercise of outstanding warrants, which are included under the “treasury stock method” when dilutive, and (iii) preferred stock under the if-converted method. Although the impact of these items is generally anti-dilutive during periods of net loss, the Company will determine whether the common stock equivalents should be included in diluted loss per share pursuant to sequencing rules.

The following tables set forth the computation of basic and diluted net (loss) income per share of common stock for the three and nine months ended September 30, 2025 and September 30, 2024 (in thousands, except share and per share amounts):

Three Months Ended September 30, 2025
Common stock

Net loss	$(30,625)
Weighted average shares	14,000,451
Basic and diluted net loss per share	$(2.19)

Nine Months Ended September 30, 2025
Common stock

Net loss	$(64,539)
Weighted average shares	11,795,810
Basic and diluted net loss per share	$(5.47)

Three Months Ended September 30, 2024
Common stock

Basic income per share:
Net income	$23,037
Net income attributed to Series C Preferred Stock	(17,575)
Net income - basic	5,462
Weighted average shares	5,546,257
Basic net income per share	$0.98

Diluted loss per share:
Numerator:
Net income - basic	$5,462
Change in fair value of warrant liability	(36,025)
Net loss - diluted	$(30,563)
Denominator:
Effect of dilutive securities:
Weighted average shares - basic	5,546,257
Common shares issuable for warrants	5,237,780
Weighted average shares - diluted	10,784,037
Diluted net loss per share	$(2.83)

Nine Months Ended September 30, 2024
Common stock

Basic income loss per share:
Net income	$210
Net income attributed to Series C preferred Stock	(177)
Net income - basic	33
Weighted average shares	2,491,114
Basic net loss per share	$0.01

Diluted loss per share:
Numerator:
Net income - basic	$33
Change in fair value of warrant liability	(148,071)
Net loss - diluted	$(148,038)
Denominator:
Effect of dilutive securities:
Weighted average shares - basic	2,491,114
Common shares issuable for warrants	4,049,849
Weighted average shares - diluted	6,540,963
Diluted net loss per share	$(22.63)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the three and nine months ended September 30, 2025 and 2024, as they could have been anti-dilutive:

	Three and Nine Months Ended
	September 30,
	2025(2)	2024(2)
Stock options	4,138,621	2,000,056
Warrants on common stock	148	148
Series C Preferred Stock (as-convertible to common stock)(1)	19,363,974	13,709,653
Restricted Stock Units	421,397	632,100
Performance Stock Units(3)	492,500	—

1 Each share of the Company’s Series C Preferred Stock is convertible to 1,000 shares of common stock, subject to certain beneficial ownership limitations.
2 Pursuant to the AlmataBio Transaction, the Company is required to pay potential development milestone payments to the former AlmataBio stockholders in cash or Avalo stock at the election of the former AlmataBio stockholders; refer to Notes 3 and 10 for more information. In the event of a settlement in shares, the number of Avalo shares delivered will vary based on the Company’s stock price. These additional shares are not included in the computation of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2025 and 2024 pursuant to the guidance on contingently issuable shares.

3 Calculated assuming 100% achievement of performance metric.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents:
Money market funds	$18,786	$—	$—	$18,786
U.S. Treasury securities	—	1,246	—	1,246
Marketable debt securities:
U.S. Treasury securities	—	84,654		84,654
Total financial assets	$18,786	$85,900	$—	$104,686
Liabilities
Derivative liability	$—	$—	$23,160	$23,160

	December 31, 2024
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents:
Money market funds	$133,148	$—	$—	$133,148
Total financial assets	133,148	—	—	133,148
Liabilities
Derivative liability	$—	$—	$8,480	$8,480

The carrying amounts reported in the accompanying unaudited condensed consolidated financial statements for cash, restricted cash, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts.

Level 3 Valuation

The table below summarizes changes in the fair value of the Company’s Level 3 valuations for the three and nine months ended September 30, 2025 and September 30, 2024:

	Derivative liability	Total
Balance at June 30, 2025	$10,630	$10,630
Change in fair value	12,530	12,530
Balance at September 30, 2025	$23,160	$23,160

	Derivative liability	Total
Balance at December 31, 2024	$8,480	$8,480
Change in fair value	14,680	14,680
Balance at September 30, 2025	$23,160	$23,160

	Warrant liability	Derivative liability	Total
Balance at June 30, 2024	$82,855	$10,710	$93,565
Change in fair value	(36,025)	1,100	(34,925)
Balance at September 30, 2024	$46,830	$11,810	$58,640

	Warrant liability	Derivative liability	Total
Balance at December 31, 2023	$—	$5,550	$5,550
Initial valuation of warrant liability	194,901	—	194,901
Change in fair value	(148,071)	6,260	(141,811)
Balance at September 30, 2024	$46,830	$11,810	$58,640

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

The fair value of the derivative liability as of the transaction date was approximately $4.8 million, of which $3.5 million was attributable to the AVTX-501 Milestone and $1.3 million was attributable to the AVTX-007 Milestones and Royalties. Subsequent to the transaction date, at each reporting period, the derivative liability is remeasured at fair value. As of September 30, 2025, the fair value of the derivative liability was $23.2 million, all of which was attributable to the AVTX-007 Milestone and Royalties and was classified as a non-current liability. For the three and nine months ended September 30, 2025, the $12.5 million and $14.7 million change in fair value was recognized in other expense, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income.

The fair value of the AVTX-501 Milestone was deemed to be de minimis, driven by less than 1% probability of success based on Avalo’s interpretation of an announcement from J&J in March 2025, noting the discontinuation of the aticaprant depression program (previously referred to as AVTX-501 by Avalo), which was the only indication publicly disclosed, paired with a lack of commitment to an alternative indication. The fair value of AVTX-007 Milestones and Royalties was primarily driven by sales forecasts with peak annual net sales reaching $2.0 billion in atopic dermatitis, an approximate 41% probability of success, and an estimated time to commercialization of approximately 7.3 years, based on Avalo’s interpretation of Apollo’s September 2025 announcement that the drug met the primary endpoint in its Phase 2a clinical trial in atopic dermatitis. We estimated these unobservable inputs based on limited publicly available information and therefore could differ from J&J’s and Apollo’s respective internal development plans, assessments of probability of success and other inputs of our fair value calculation. Any changes to these inputs may result in significant changes to the fair value measurement. Notably, the peak annual net sales forecast (for the AVTX-007 Milestones and Royalties) and the probability of success (for both the AVTX-501 Milestone and the AVTX-007 Milestone and Royalties) are the largest drivers of the fair value, so changes to either would likely result in significant changes to their respective fair values.

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

The Company’s warrant liability was measured at fair value on the issuance date and was measured at fair value each reporting period thereafter until the warrants were fully exercised in the fourth quarter of 2024. As of September 30, 2025 and December 31, 2024, there were no warrants associated with the private placement outstanding and thus no corresponding warrant liability.

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

No changes in valuation techniques occurred during the three and nine months ended September 30, 2025 and 2024. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and nine months ended September 30, 2025 and 2024.

7. Investments

The following table summarizes our investments classified as available-for-sale as of September 30, 2025 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$18,786	$—	$—	$18,786
U.S. Treasury securities	85,859	52	(11)	85,900
Total	$104,645	$52	$(11)	$104,686

The fair values of our investments by classification in the unaudited condensed consolidated balance sheets were as follows:

	As of
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$20,032	$—
Short-term investments	84,654	—
Total	$104,686	$—

As of September 30, 2025, the aggregate fair value of securities that were in an unrealized loss position for fewer than twelve months was $18.6 million and no investments had been in a continuous unrealized loss position for longer than twelve months. The Company considers any losses to be temporary in nature and the Company has the intent and ability to hold its marketable debt securities until recovery. As a result, the Company determined it did not hold any investments with a credit loss at September 30, 2025.

As of September 30, 2025, accrued interest receivable on available-for-sale investments was $0.4 million, which was included within prepaid and other current assets on our unaudited condensed consolidated balance sheets.

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

Additionally, Avalo has an operating lease for administrative office space in Rockville, Maryland, which the Company elected to early-terminate effective January 31, 2026 by providing notice and paying the $0.3 million contractual early termination fee in the fourth quarter of 2024, resulting in a remeasurement and reduction of the lease liability and right-of-use (“ROU”) asset by $0.3 million. Because the Company had vacated the property, the ROU asset related to the property had been fully amortized as of September 30, 2025. The lease liability and lease payments related to the property will continue through the early-termination date of January 31, 2026. The annual base rent for this office is $0.2 million and was subject to annual 2.5% increases over the term of the lease. The lease provided for a rent abatement for a period of 12 months following the Company’s date of occupancy. The lease had an initial term of 10 years from the date the Company made its first annual fixed rent payment, which occurred in January 2020.

The weighted average remaining term of the operating leases at September 30, 2025 was 1.3 years.

Supplemental balance sheet information related to the leased properties include (in thousands):

	As of
	September 30, 2025	December 31, 2024
Right-of-use assets	$402	$741

Lease liability, current	$438	$568
Lease liability, non-current	117	350
Total operating lease liabilities	$555	$918

The operating lease ROU assets are included in property and equipment, net and the lease liabilities current and non-current are included in accrued expenses and other current liabilities and other long-term liabilities, respectively, in our unaudited condensed consolidated balance sheets. The Company utilized a weighted average discount rate of 10.0% to determine the present value of the lease payments.

The components of lease expense for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost*	$103	$104	$397	$326

*Includes short-term leases, which are immaterial.

The following table shows a maturity analysis of the operating lease liabilities as of September 30, 2025 (in thousands):

Undiscounted Cash Flows
October 1, 2025 through December 31, 2025	$140
2026	392
2027	63
Total lease payments	$595
Less implied interest	(40)
Total	$555

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Research and development	$2,491	$1,625
Compensation and benefits	3,381	2,883
General and administrative	570	380
Commercial operations	291	534
Royalty payment	327	327
Lease liability, current	438	568
Total accrued expenses and other current liabilities	$7,498	$6,317

10. Capital Structure

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock, common stock and preferred stock. At September 30, 2025, the Company was authorized to issue 205,000,000 shares of capital stock, of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

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

March 2024 Financing

On March 28, 2024, the Company closed a private placement investment in which the investors received (i) 19,946 shares of non-voting convertible Series C Preferred Stock, and (ii) warrants to purchase up to an aggregate of 11,967,526 shares of Avalo’s common stock (or a number of shares of Series C Preferred Stock convertible into the number of shares of common stock the warrant was then exercisable into), resulting in upfront gross proceeds of $115.6 million. Net proceeds were $108.1 million after deducting transaction costs of $7.5 million. The private placement transaction costs were expensed within other (expense) income, net for the nine months ended September 30, 2024. The Company received an additional $69.4 million of gross proceeds upon the full exercise of the warrants in the fourth quarter of 2024. Net proceeds were $67.6 million after deducting $1.7 million of transaction costs. Upon Company stockholder approval, which was obtained on August 13, 2024 and subject to beneficial ownership limitations, 6,585 shares of Series C Preferred Stock issued pursuant to the financing automatically converted into 6,585,314 shares of common stock. Additionally, the Company issued 781,259 shares of common stock and 11,186.267 shares of Series C Preferred Stock as a result of the warrant exercises in the fourth quarter of 2024.

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

The Company determined that the warrants did not satisfy the conditions to be accounted for as equity instruments. As the warrants did not meet the equity contract scope exception, the Company classified the warrants as a derivative liability upon issuance. The initial measurement of the warrants at fair value exceeded the proceeds received such that the difference between the initial fair value of the warrants and net upfront cash proceeds was recognized in the income statement as a loss. Subsequently, the warrants were carried at fair value with changes in fair value recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive (loss) income until exercised. Upon exercise of the warrants in the fourth quarter of 2024, the warrant liability was valued at $73.3 million. The settlement of the $73.3 million warrant liability and related share issuance proceeds of $69.4 million resulted in a $142.7 million impact to additional-paid-in-capital in the fourth quarter of 2024. The classification of the Series C Preferred Stock in permanent equity is discussed below within the section “Series C Preferred Stock issued in the AlmataBio Transaction, March 2024 Financing and upon Warrant Exercises.”

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

Series C Preferred Stock issued in the AlmataBio Transaction, March 2024 Financing and upon Warrant Exercises

As of September 30, 2025, the Company had 5,000,000 shares of Preferred Stock authorized, of which 34,326 have been designated as Series C Preferred Stock. As of September 30, 2025, there were 19,364 shares of Series C Preferred Stock outstanding. The Series C Preferred Stock has a par value of $0.001 per share. The Series C Preferred Stock has no voting rights, no liquidation preference, and is not redeemable. In the event of any liquidation, dissolution or winding up of the Company, holders of Series C Preferred Stock are entitled to be paid out of the assets with the Company legally available for distribution to its stockholders on an as-converted and pari-passu basis with common stock. The Series C Preferred Stock is subject to broad-based weighted average anti-dilution protection for certain issuances of common stock and securities convertible into common stock. The Series C Preferred Stock is entitled to receive dividends equal to and in the same form, and in the same manner, based on the then-current conversion ratio as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of the common stock.

As a result of a contract amendment in the fourth quarter of 2024, the Series C Preferred Stock met equity classification and was recognized as a component of permanent stockholders’ equity within additional paid-in-capital. Prior to the contract amendment, the Series C Preferred Stock was contingently redeemable outside the control of the Company such that the Series C Preferred Stock was recognized outside of permanent equity. During the fourth quarter of 2024, the remaining 349 shares of Series C Preferred Stock held by the former AlmataBio stockholders, with a carrying value of $1.7 million, were reclassified to permanent equity. Additionally, the 11,186.267 shares of Series C Preferred Stock issued as a result of the warrant exercise in the fourth quarter of 2024, with a carrying value of $133.0 million, was recognized as a component of permanent stockholders’ equity within additional-paid-in capital on the Company’s unaudited condensed consolidated balance sheet.

No amounts were allocated to the Series C Preferred Stock issued pursuant to the March 2024 Financing because the initial fair value of the warrants exceeded gross proceeds received for the issuance of the private placement bundle that included both Series C Preferred Stock and warrants.

During the three and nine months ended September 30, 2025, an aggregate of approximately 5,332 shares of Series C Preferred Stock were converted to 5,331,946 shares of common stock and 5,532 shares of Series C Preferred Stock were converted to 5,531,946 shares of common stock, respectively.

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

At-the-Market Offering Program

In June 2025, the Company entered into an “at-the-market” sales agreement with TD Securities (USA) LLC (“TD Cowen”), pursuant to which the Company may sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through TD Cowen (the “ATM Program”). The Company sold 1.7 million shares of common stock for net proceeds of $14.4 million under the ATM Program during the three and nine months ended September 30, 2025.

Common Stock Warrants

At September 30, 2025, the following common stock warrants were outstanding:

Number of common shares	Exercise price	Expiration
underlying warrants	per share	date
148	$7,488.00	June 2031

11. Stock-Based Compensation

In April 2016, our board of directors adopted the 2016 Equity Incentive Plan, which was approved by our stockholders in May 2016 and which was subsequently amended and restated in May 2018 and August 2019 with the approval of our board of directors and our stockholders. In June 2024, our board of directors approved a fourth amended and restated equity incentive plan, which was subsequently approved by the Company’s stockholders in August 2024 (the “2016 Fourth Amended Plan”). During the term of the 2016 Fourth Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year ending on (and including) January 1, 2034, by an amount equal to 5% of the total number of outstanding shares of common stock and Series C Preferred Stock (determined on an as-converted stock basis) plus all outstanding prefunded warrants to acquire shares of common stock (if any) as of December 31 of the preceding calendar year. On January 1, 2025, pursuant to the terms of the 2016 Fourth Amended Plan, an additional 1,768,393 shares were made available for issuance. As of September 30, 2025, there were 341,821 shares available for future issuance under the 2016 Fourth Amended Plan.

In September 2025, our board of directors adopted the 2025 Inducement Award Plan (the “Inducement Plan”). Grants under our Inducement Plan are awarded in accordance with Nasdaq Listing Rule 5635(c)(4). A total of 1,300,000 shares of our common stock were initially reserved for issuance under our Inducement Plan. As of September 30, 2025, there were 1,300,000 shares available for future issuance under the Inducement Plan. Subsequent to September 30, 2025, we granted stock options under our Inducement Plan to purchase an aggregate of 375,000 shares of our common stock with an exercise price of $12.96 per share. These options were granted as an inducement to two new employees entering employment with the Company.

Option grants expire after ten years. Employee options typically vest over four years. Employees typically receive a new hire option grant, as well as an annual grant in the first or second quarter of each year. Options granted to directors typically vest immediately or over periods of one or three years. In lieu of director fees, directors may elect to receive stock options, which vest immediately. For stock options granted to employees and non-employee directors, the estimated grant date fair market value of the Company’s stock-based awards is amortized ratably over the individuals’ service periods, which is the period in which the awards vest. Stock-based compensation expense includes expense related to stock options, restricted stock units and employee stock purchase plan shares. The amount of stock-based compensation expense recognized for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$1,189	$762	$3,606	$1,250
General and administrative	1,964	1,086	5,507	1,698
Total stock-based compensation	$3,153	$1,848	$9,113	$2,948

Stock options with service-based vesting conditions

The Company has granted stock options that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. A summary of option activity for the nine months ended September 30, 2025 is as follows:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Balance at December 31, 2024	1,999,749	$19.91	$14.98	9.6
Granted	2,138,872	$7.52	$6.20
Balance at September 30, 2025	4,138,621	$13.51	$10.44	9.0
Exercisable at September 30, 2025	717,461	$35.96	$24.99	8.7

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. As of September 30, 2025, the aggregate intrinsic value of options outstanding was $15.7 million. There were 711,962 options that vested during the nine months ended September 30, 2025 with a weighted average exercise price of $11.50 per share. The total grant date fair value of shares which vested during the nine months ended September 30, 2025 and 2024 was $7.0 million and $1.9 million, respectively.

The Company recognized stock-based compensation expense of $2.4 million and $7.0 million related to stock options with service-based vesting conditions for the three and nine months ended September 30, 2025, respectively. The Company recognized stock-based compensation expense of $1.4 million and $2.5 million related to stock options with service-based vesting conditions for the three and nine months ended September 30, 2024, respectively. At September 30, 2025, there was $22.6 million of total unrecognized compensation cost related to unvested service-based vesting condition awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

Stock-based compensation assumptions

The following table presents the assumptions used to compute stock-based compensation expense for stock options with service-based vesting conditions granted under the Black-Scholes valuation model for the nine months ended September 30, 2025.

Service-based options
Expected term of option (in years)	5.0 - 6.1
Expected stock price volatility	99.9% - 104.4%
Risk-free interest rate	3.74% - 4.45%
Expected annual dividend yield	0%

Restricted Stock Units

The Company has granted RSUs that contain service-based vesting conditions. The Company measures the fair value of the RSUs using the stock price on the date of grant. The compensation cost for RSUs is recognized on a straight-line basis over the vesting period. A summary of RSU activity for the nine months ended September 30, 2025 is as follows:

	RSUs Outstanding
	Number of shares	Weighted average grant date fair value
Unvested RSUs at December 31, 2024	632,100	$9.88
Vested	(210,703)	$9.88
Unvested RSUs at September 30, 2025	421,397

The RSUs, which were granted on August 13, 2024, vest annually over a three-year period beginning on March 28, 2025. Accordingly, the first tranche of RSUs vested on March 28, 2025. The Company recognized stock-based compensation expense of $0.6 million and $1.9 million related to RSUs for the three and nine months ended September 30, 2025, respectively. The Company recognized stock-based compensation expense of $0.4 million related to RSUs for the three and nine months ended September 30, 2024. At September 30, 2025, there was $3.1 million of total unrecognized compensation cost related to RSUs. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years.

Performance Stock Units

A Performance Stock Unit (“PSU”) represents one equivalent share of our common stock to be issued after achievement of the performance goals specified in the grant. The Company estimates the fair value of our PSUs as of the grant date based upon the expected likelihood of achievement of the performance goals specified in the grant and the closing market price of our common stock on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period, if it is probable that the performance goal will be achieved.

In August 2025, the Company granted PSUs to executives under the 2016 Fourth Amended Plan with a grant date fair value of $8.90 per unit (the “PSU Awards”). The PSU Awards include 492,500 shares that will be available to vest assuming 100% achievement of the performance metric, with a maximum of 738,750 shares available to vest assuming maximum achievement. The performance metric for the PSU Awards is based on the timing of data release and efficacy of the Company’s Phase 2 LOTUS trial, and the achieved units may range from 0% to 150% of the target number depending on the level of achievement against the specified performance metric. Upon successful achievement of the performance metric, the PSU Awards will vest on the third anniversary of the grant date. As of September 30, 2025, the Company has not recognized any compensation expense related to the PSU Awards as the Company does not yet consider achievement of the performance metric to be probable.

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

The Company initially reserved and authorized up to 174 shares of common stock for issuance under the Initial ESPP. Pursuant to the ESPP, on January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP automatically increases by a number equal to 1% of the Company’s outstanding shares of common stock and Series C Preferred Stock (determined on an as-converted basis) plus all outstanding prefunded warrants to acquire shares of common stock (if any), as of December 31 of the preceding calendar year. On January 1, 2025, the number of shares available for issuance under the ESPP increased by 353,679 shares. As of September 30, 2025, 570,520 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2025 and minimal stock-based compensation expense in 2024.

12. Income Taxes

The Company recognized minimal income tax expense for the three and nine months ended September 30, 2025 and 2024 due to the significant valuation allowance against the Company’s deferred tax assets and the current and prior period losses.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted in the United States. The OBBB includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, and restoration of favorable tax treatment for certain business provisions including the expensing of domestic research and development expenditures. The Company continues to assess the impact on the consolidated financial statements, however, no material changes have occurred as of September 30, 2025.

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

No expense related to the agreements was recognized in the three and nine months ended September 30, 2025. There has been no cumulative expense recognized as of September 30, 2025 under the agreements. The Company will continue to monitor the milestones and royalties at each reporting period.

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

No expense related to the KKC License Agreement was recognized in the three and nine months ended September 30, 2025. There has been no cumulative expense recognized as of September 30, 2025 related to the milestones, royalties or any other amounts other than the $10.0 million upfront license fee incurred in 2021 as disclosed above. The Company will continue to monitor the milestones and royalties at each reporting period.

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

No expense related to the milestones and royalties due under the CHOP Agreement was recognized for the three and nine months ended September 30, 2025. Avalo has not recognized any cumulative expense under the agreement related to the milestone or royalties as of September 30, 2025. The Company will continue to monitor the milestones and royalties at each reporting period.

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

No expense related to this license agreement was recognized in the three and nine months ended September 30, 2025. There has been $0.5 million of cumulative expense recognized as of September 30, 2025 related to the milestones under this license agreement. The Company will continue to monitor the remaining milestones and royalties at each reporting period.

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

The Company had not recognized any milestones as of September 30, 2025 or received any payments other than the upfront payment as disclosed above.

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

The Company had not recognized any milestones as of September 30, 2025 or received any payments other than the upfront payment as disclosed above.

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

The Company had not recognized any revenue related to the milestones as of September 30, 2025 or received any payments other than the upfront payment and reimbursement for certain liabilities as disclosed above.

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

AVTX-006 Royalty Agreement with Certain Related Parties

In July 2019, Aevi entered into a royalty agreement, and liabilities thereunder were assumed by Avalo upon close of the Aevi Merger in February 2020. The royalty agreement provided certain investors, including LeoGroup Private Investment Access, LLC on behalf of Garry Neil, the Company’s current Chief Executive Officer and former Chairman of the Board, and Mike Cola, the Company’s former Chief Executive Officer (collectively, the “Investors”), a royalty stream, in exchange for a one-time aggregate payment of $2.0 million (the “Royalty Agreement”). Pursuant to the Royalty Agreement, the Investors will be entitled collectively to an aggregate amount equal to a low-single digit percentage of the aggregate net sales of the Company’s second generation mTORC1/2 inhibitor, AVTX-006 for a royalty term consistent with the royalty term disclosed in the AVTX-006 Astellas License Agreement section above. Avalo considers AVTX-006 a non-core asset and is exploring strategic alternatives. At any time beginning three years after the date of the first public launch of AVTX-006, Avalo may exercise, at its sole discretion, a buyout option that terminates any further obligations under the Royalty Agreement in exchange for a payment to the Investors of an aggregate of 75% of the net present value of the royalty payments. A majority of the independent members of the board of directors and the audit committee of Aevi approved the Royalty Agreement.

Avalo assumed this Royalty Agreement upon closing of the Aevi Merger and it is recorded as a royalty obligation within the Company's accompanying unaudited condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024. Because there is a significant related party relationship between the Company and the Investors, the Company has treated its obligation to make royalty payments under the Royalty Agreement as an implicit obligation to repay the funds advanced by the Investors. As the Company makes royalty payments in accordance with the Royalty Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which will result in a corresponding increase in the liability balance.

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

The CODM evaluates performance and makes resource and operating decisions for the business based on net loss as reported on the unaudited condensed consolidated statement of operations and total assets as reported on the unaudited condensed consolidated balance sheet. The CODM’s primary evaluation of the Company’s success is its ability to progress its research and development pipeline programs toward commercialization or opportunistically out-license rights to indications or geographies. The CODM uses net loss compared to budget and/or forecast amounts to evaluate this progress to make resource and operating decisions, such as whether to issue equity and/or make new investments in additional indications or pipeline assets. Additionally, the Company’s CODM periodically reviews research and development expense, as stated on the unaudited condensed consolidated statement of operations, and treats it as a significant segment expense. The CODM considers research and development expense in the context of achieving the next expected milestone in the pipeline, and will make resource and operating decisions accordingly, such as decisions on raising additional capital and/or pursuing additional indications or programs. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30, 2025
	2025	2024	2025	2024
Nonclinical expenses	$184	$154	$445	$501
Clinical expenses	7,250	5,078	18,315	6,719
CMC expenses	2,556	1,978	7,802	2,971
Internal expenses:
Salaries, benefits and related costs	2,383	1,511	6,414	4,644
Stock-based compensation expense	1,189	761	3,606	1,250
Other	59	56	235	169
	$13,621	$9,538	$36,817	$16,254

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

The Company’s Phase 2 LOTUS trial in HS, is a randomized, double-blind, placebo-controlled, parallel-group Phase 2 trial with two AVTX-009 dose regimens to evaluate the efficacy, safety and tolerability of AVTX-009 in approximately 250 adults with moderate to severe HS. Subjects were randomized (1:1:1) to receive either one of two doses of AVTX-009 or placebo. The primary efficacy endpoint is the proportion of subjects achieving Hidradenitis Suppurativa Clinical Response (HiSCR75) at Week 16. Avalo is the study sponsor and the current trial locations include the United States, Canada, France, Germany, Italy, Spain, Bulgaria, Czech Republic, Greece, Poland, Australia, Turkey, and Slovakia.

Recent Developments

In October 2025, the Company announced that it has completed enrollment in its Phase 2 LOTUS trial of AVTX-009 for the treatment of HS.

In September 2025, the Company announced the appointment of Kevin Lind to its Board of Directors. Further, in October 2025, we announced the expansion of our leadership team with key appointments in business development and human resources.

Liquidity

Since inception, we have incurred significant operating and cash losses from operations. We have primarily funded our operations to date through sales of equity securities, out-licensing transactions and sales of assets.

For the nine months ended September 30, 2025, Avalo generated a net loss of $64.5 million and negative cash flows from operations of $37.2 million. As of September 30, 2025, Avalo had $111.6 million in cash and cash equivalents and short-term investments.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

Product Revenue, Net

The Company recognized no product revenue for the three months ended September 30, 2025 compared to minimal revenue for the three months ended September 30, 2024. The Company’s license and supply agreement for Millipred®, an oral prednisolone indicated across a wide variety of inflammatory conditions, expired on September 30, 2023, as planned. The Company continues to monitor estimates for commercial liabilities, such as sales returns. As additional information becomes available, the Company could recognize expense (or benefit) for differences between actuals or updated estimates to the reserves previously recognized.

Cost of Product Sales

We recognized no cost of product sales for the three months ended September 30, 2025 and a benefit of $0.7 million for the three months ended September 30, 2024, which related to the change in an estimate of commercial liabilities related to the Millipred® product. The Company ceased selling Millipred® in September 2023.

The Company will continue to monitor estimates for commercial liabilities related to the Millipred® product, such as sales returns and profit share with the supplier pursuant to the reconciliation process. As additional information becomes available, the Company could recognize expense (or a benefit) for differences between actuals or updated estimates to the reserves previously recognized, which could be recognized in cost of product sales.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
Nonclinical expenses	$184	$154
Clinical expenses	7,250	5,078
CMC expenses	2,556	1,978
Internal expenses:
Salaries, benefits and related costs	2,383	1,511
Stock-based compensation expense	1,189	761
Other	59	56
	$13,621	$9,538

Research and development expenses increased $4.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was mainly driven by a $2.2 million increase in clinical expenses, $0.9 million increase in salaries, benefits and related costs, and $0.6 million in chemistry, manufacturing, and controls (“CMC”) expenses.

Clinical expenses increased due to the ongoing activities related to the Phase 2 LOTUS trial in HS incurred in the third quarter of 2025, including patient trial costs and clinical trial work performed by our contract research organization (“CRO”), compared to limited expenses for trial initiation activities in the third quarter of 2024. CMC expenses increased due to continued drug manufacturing activities to support the trial, compared to raw materials purchases in the prior year period.

Salaries, benefits and related costs increased $0.9 million compared to the three months ended September 30, 2024 due primarily to headcount additions during the current year. Stock-based compensation expense increased $0.4 million related to option and restricted stock unit grants made in the second half of 2024 and in 2025, including the annual employee grants in August 2024 and January 2025, as well as headcount additions throughout 2025.

We expect future research and development expenses in 2025 to increase as compared to the comparable period in 2024 due to the ongoing execution of the Phase 2 LOTUS trial in HS and supporting activities. Research and development expenses beyond mid-2026 are difficult to predict given they will be highly dependent on the outcome of the Phase 2 LOTUS trial.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
Salaries, benefits and related costs	$1,449	$1,160
Legal, consulting and other professional expenses	1,794	1,461
Stock-based compensation expense	1,964	1,086
Commercial planning and marketing expenses	22	142
Other	348	437
	$5,577	$4,286

General and administrative expenses increased $1.3 million for the three months ended September 30, 2025 compared to the prior year period. The increase was driven by a $0.9 million increase in stock-based compensation expense due to option and restricted stock unit grants made in the second half of 2024 and in 2025, including the annual employee grants in August 2024 and January 2025, as well as headcount additions throughout 2025. Salaries, benefits and related costs increased $0.3 million compared to the prior year period due to headcount additions.

Although we expect most of the increase in operating expenses in 2025 to be attributable to increased research and development activities to progress AVTX-009, we also expect moderate increases to general and administrative expenses for the remainder of 2025 as compared to the comparable period in 2024, related to supporting the AVTX-009 program. General and administrative expenses beyond mid-2026 are difficult to predict given they will be highly dependent on the outcome of the Phase 2 LOTUS trial in HS.

Other (Expense) Income, Net

The following table summarizes our other (expense) income, net for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
Change in fair value of derivative liability	(12,530)	(1,100)
Interest income, net	1,117	964
Change in fair value of warrant liability	—	36,025
Other expense, net	(3)	(5)
	$(11,416)	$35,884

Other expense, net was $11.4 million for the three months ended September 30, 2025 compared to other income, net of $35.9 million for the prior year period. The $47.3 million change was primarily driven by (i) the accounting impact of the warrant liability associated with the warrants issued in the March 2024 financing that were subsequently exercised in the fourth quarter of 2024, and (ii) the change in the fair value of the derivative liability in the current period driven by changes in assumptions related to the AVTX-007 Milestones and Royalties (as defined in Note 6 to the unaudited condensed consolidated financial statements). Refer to Note 6 - Fair Value Measurements of the unaudited condensed consolidated financial statements for more information.

Income Tax Expense

The Company recognized minimal income tax expense for both the three months ended September 30, 2025 and 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Product Revenue, Net

The Company recognized no product revenue for the nine months ended September 30, 2025 compared to minimal revenue for the nine months ended September 30, 2024. The Company’s license and supply agreement for Millipred® expired on September 30, 2023 as planned. The Company continues to monitor estimates for commercial liabilities, such as sales returns. As additional information becomes available, the Company could recognize expense (or benefit) for differences between actuals or updated estimates to the reserves previously recognized.

Cost of Product Sales

We recognized no cost of product sales for the nine months ended September 30, 2025 compared to a benefit of $0.5 million for the same period in 2024, which related to the change in an estimate of commercial liabilities related to the Millipred® product. The Company ceased selling Millipred® in September 2023.

The Company will continue to monitor estimates for commercial liabilities related to the Millipred® product, such as sales returns and profit share with the supplier pursuant to the reconciliation process. As additional information becomes available, the Company could recognize expense (or a benefit) for differences between actuals or updated estimates to the reserves previously recognized, which could be recognized in cost of product sales.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Nonclinical expenses	$445	$501
Clinical expenses	18,315	6,719
CMC expenses	7,802	2,971
Internal expenses:
Salaries, benefits and related costs	6,414	4,644
Stock-based compensation expense	3,606	1,250
Other	235	169
	$36,817	$16,254

Research and development expenses increased $20.6 million for the nine months ended September 30, 2025. The increase was driven by increases in clinical and CMC expenses of $11.6 million and $4.8 million, respectively. Clinical expenses increased due to progress in the current year for the Phase 2 LOTUS trial in HS, including site activations, patient trial costs and clinical trial work performed by our CRO, as compared to trial enabling and activation activities incurred in the prior year period. CMC expenses increased due to raw material purchases and drug manufacturing activities to support the trial during the current year.

Stock-based compensation increased $2.4 million compared to the nine months ended September 30, 2024 due to option and restricted stock unit grants made during the second half of 2024 and in 2025, including the annual employee grants in August 2024 and January 2025, as well as headcount additions. Salaries, benefits and related costs increased $1.8 million compared to the nine months ended September 30, 2024 primarily due to headcount additions.

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

Acquired In-Process Research and Development

In the first quarter of 2024, we acquired AVTX-009 through the AlmataBio Transaction (as defined in Note 3 to the unaudited condensed consolidated financial statements), resulting in us acquiring $27.6 million of in-process research and development (“IPR&D”) in the nine months ended September 30, 2024. There was no acquired IPR&D for the nine months ended September 30, 2025.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Salaries, benefits and related costs	$4,557	$3,453
Legal, consulting and other professional expenses	4,986	5,318
Stock-based compensation expense	5,507	1,698
Commercial planning and marketing expenses	89	300
Other	1,227	1,239
	$16,366	$12,008

General and administrative expenses increased $4.4 million for the nine months ended September 30, 2025 compared to the prior year period. The increase was driven primarily by a $3.8 million increase in stock-based compensation expense due to option and restricted stock unit grants made during the second half of 2024 and in 2025, including the annual grants in August 2024 and January 2025 as well as new hire grants. Salaries, benefits and related costs increased $1.1 million compared to the nine months ended September 30, 2024 due to headcount additions.

This increase was partially offset by a $0.3 million decrease in legal, consulting and other professional expenses compared to the prior year period related to increased expenses incurred in the prior period for accounting, reporting and consulting services incurred following the AlmataBio Transaction and concurrent private placement financing in March 2024.

Although we expect most of the increase in operating expenses in 2025 to be attributable to increased research and development activities to progress AVTX-009, we also expect moderate increases to general and administrative expenses for the remainder of 2025, as compared to the comparable period in 2024, related to supporting the AVTX-009 program. General and administrative expenses beyond mid-2026 are difficult to predict given they will be highly dependent on the outcome of the Phase 2 LOTUS trial in HS.

Other (Expense) Income, Net

The following table summarizes our other (expense) income, net for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Change in fair value of derivative liability	(14,680)	(6,260)
Interest income, net	3,367	2,101
Excess of initial warrant fair value over private placement proceeds	—	(79,276)
Change in fair value of warrant liability	—	148,071
Private placement transaction costs	—	(9,220)
Other expense, net	(8)	(5)
	$(11,321)	$55,411

Other expense, net was $11.3 million for the nine months ended September 30, 2025 compared to other income, net of $55.4 million for the prior year period. The $66.7 million change was primarily driven by (i) the accounting impact in the prior period of the warrant liability associated with the warrants issued in the March 2024 financing that were subsequently exercised in the fourth quarter of 2024, and (ii) the change in the fair value of the derivative liability in the current period driven by changes in assumptions related to the AVTX-007 Milestones and Royalties (as defined in Note 6 to the unaudited condensed consolidated financial statements). Refer to Note 6 - Fair Value Measurements of the unaudited condensed and consolidated financial statements for more information. Further, the Company incurred $9.2 million of private placement transaction costs in the prior year period that did not repeat in the current period, largely consisting of the placement agent fee of $7.0 million, and $1.7 million fee payable upon exercise of the warrants issued in the private placement investment.

Income Tax Expense

The Company recognized minimal income tax expense for both the nine months ended September 30, 2025 and 2024.

Liquidity and Capital Resources

Uses of Liquidity

The Company primarily uses cash to fund the ongoing development of AVTX-009 and costs associated with its organizational infrastructure. As of September 30, 2025, Avalo had $111.6 million in cash and cash equivalents and short-term investments.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(37,212)	$(34,012)
Investing activities	(84,121)	356
Financing activities	13,900	108,140
Net (decrease) increase in cash and cash equivalents	$(107,433)	$74,484

Net cash used in operating activities

Net cash used in operating activities was $37.2 million for the nine months ended September 30, 2025 and consisted primarily of net loss of $64.5 million, partially offset by net non-cash charges of $23.7 million and changes in our operating assets and liabilities of $3.7 million. The non-cash charges consisted primarily of a $14.7 million change in the fair value of the derivative liability and stock-based compensation of $9.1 million. Changes in our operating assets and liabilities consisted primarily of a $2.2 million decrease in prepaid expenses and other current assets due to our ongoing clinical work and a $1.3 million increase in accrued expenses and other liabilities primarily due to continued activity related to the LOTUS trial and the timing of vendor invoices.

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

Net cash (used in) provided by investing activities

Net cash used in investing activities for the nine months ended September 30, 2025 consisted of $94.6 million of purchases of available-for-sale investments, partially offset by $10.5 million of proceeds from maturities of available-for-sale investments.

Net cash provided by investing activities for the nine months ended September 30, 2024 consisted of the cash acquired as part of the AlmataBio Transaction.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2025 consisted of net proceeds of $14.4 million from the sales of shares under our “at-the-market” sales agreement, partially offset by $0.5 million in cash paid to tax authorities related to withholding shares to satisfy RSU vesting withholding obligations on behalf of employees.

Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of gross proceeds of $115.6 million from the private placement investment that closed on March 28, 2024, partially offset by transaction costs related to the private placement investment of $7.5 million.

Critical Accounting Policies, Estimates, and Assumptions

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP. In preparing the financial statements in conformity with GAAP, the Company makes estimates and assumptions that have an impact on assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, clinical trial accruals and research and development costs, stock-based compensation, fair value measurements, the valuation of derivative liabilities, revenue recognition, cost of product sales and cash flows used in management’s going concern assessment. The Company believes, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025. Except as described in Note 2 - Basis of Presentation and Significant Accounting Policies, there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
(a)None.
(b)None.
(c)None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended September 30, 2025, none of our directors or officers (as defined in rule 16a-1 (f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

10.1*	Employment Agreement, dated September 29, 2025, by and between Avalo Therapeutics, Inc. and Taylor Boyd (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 1, 2025).

10.2+	Avalo Therapeutics, Inc. 2025 Inducement Award Plan.

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024; (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024; and (v) Notes to Unaudited Financial Statements.

104	Cover Page Interactive Data File, formatted in XBRL (included in Exhibit 101).

* Management contract or compensation plan or arrangement

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

Avalo Therapeutics, Inc.

Date: November 6, 2025	/s/ Christopher Sullivan
Christopher Sullivan
Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer)