Form 10-Q
period 2026-03-31
Avalo Therapeutics, Inc.
filed 2026-05-13
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2026
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
As of May 8, 2026, the registrant had 52,565,572 shares of common stock outstanding.

AVALO THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2026

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,988	$15,858
Short-term investments	57,005	82,478
Prepaid expenses and other current assets	6,685	6,913
Restricted cash, current portion	147	37
Total current assets	88,825	105,286
Property and equipment, net	375	460
Goodwill	10,502	10,502
Restricted cash, net of current portion	183	210
Total assets	$99,885	$116,458
Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	$356	$137
Accrued expenses and other current liabilities	11,243	12,803
Total current liabilities	11,599	12,940
Royalty obligation	2,000	2,000
Deferred tax liability, net	446	434
Derivative liability, non-current	17,520	18,000
Other long-term liabilities	—	35
Total liabilities	31,565	33,409
Mezzanine equity:
Series D Preferred Stock—$0.001 par value; 1 share of Series D Preferred Stock authorized at March 31, 2026 and December 31, 2025; 1 share of Series D Preferred Stock issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Series E Preferred Stock—$0.001 par value; 1 share of Series E Preferred Stock authorized at March 31, 2026 and December 31, 2025; 1 share of Series E Preferred Stock issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at March 31, 2026 and December 31, 2025; 24,637,807 and 18,512,757 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	25	18
Series C Preferred Stock—$0.001 par value; 34,326 shares of Series C Preferred Stock authorized at March 31, 2026 and December 31, 2025; 13,036 and 18,792 shares of Series C Preferred Stock issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	536,453	531,485
Accumulated other comprehensive (loss) income	(6)	68
Accumulated deficit	(468,152)	(448,522)
Total stockholders’ equity	68,320	83,049
Total liabilities, mezzanine equity and stockholders’ equity	$99,885	$116,458

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Operating expenses:
Research and development	14,047	9,123
General and administrative	6,854	5,546
Total operating expenses	20,901	14,669
Loss from operations	(20,901)	(14,669)
Other income:
Change in fair value of derivative liability	480	380
Interest income, net	803	1,148
Total other income, net	1,283	1,528
Loss before taxes	(19,618)	(13,141)
Income tax expense	12	8
Net loss	$(19,630)	$(13,149)

Net loss per share of common stock, basic and diluted	$(0.98)	$(1.25)
Weighted average common shares outstanding	20,106,925	10,514,901

Comprehensive loss:
Net loss	$(19,630)	$(13,149)
Other comprehensive loss:
Unrealized loss on investments, net	(74)	—
Comprehensive loss	$(19,704)	$(13,149)

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Mezzanine preferred stock		Common stock		Series C preferred stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	comprehensive (loss) income	deficit	equity
Three Months Ended March 31, 2026
Balance, December 31, 2025	2	$—	18,512,757	$18	18,792	$—	$531,485	$68	$(448,522)	$83,049
Issuance of common stock in exchange for retirement of Series C Preferred Stock	—	—	5,756,186	6	(5,756)	—	(6)	—	—	—
Issuance of common stock from exercise of stock options	—	—	234,775	1	—	—	2,178	—	—	2,179
Vesting of Restricted Stock Units net of shares withheld for taxes	—	—	134,089	—	—	—	(779)	—	—	(779)
Other comprehensive loss	—	—	—	—	—	—	—	(74)	—	(74)
Stock-based compensation	—	—	—	—	—	—	3,575	—	—	3,575
Net loss	—	—	—	—	—	—	—	—	(19,630)	(19,630)
Balance, March 31, 2026	2	$—	24,637,807	$25	13,036	$—	$536,453	$(6)	$(468,152)	$68,320

	Mezzanine preferred stock		Common stock		Series C preferred stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	comprehensive (loss) income	deficit	equity
Three Months Ended March 31, 2025
Balance, December 31, 2024	2	$—	10,471,934	$10	24,896	$—	$503,285	$—	$(370,263)	$133,032
Issuance of common stock in exchange for retirement of Series C Preferred Stock	—	—	200,000	1	(200)	—	—	—	—	1
Vesting of Restricted Stock Units net of shares withheld for taxes	—	—	155,686	—	—	—	(510)	—	—	(510)
Stock-based compensation	—	—	—	—	—	—	3,241	—	—	3,241
Net loss	—	—	—	—	—	—	—	—	(13,149)	(13,149)
Balance, March 31, 2025	2	$—	10,827,620	$11	24,696	$—	$506,016	$—	$(383,412)	$122,615

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(19,630)	$(13,149)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	17	135
Stock-based compensation	3,575	3,241
Accretion of available-for-sale investments, net	(106)	—
Cash payable to tax authorities related to withholding shares to satisfy RSU withholding obligations	—	(509)
Change in fair value of derivative liability	(480)	(380)
Deferred taxes	12	8
Changes in assets and liabilities:
Prepaid expenses and other current assets	228	2,492
Accounts payable	219	398
Accrued expenses and other current liabilities	(1,495)	(1,700)
Lease liability, net	(31)	7
Net cash used in operating activities	(17,691)	(9,457)
Investing activities
Sales and maturities of investments	25,505	—
Net cash provided by investing activities	25,505	—
Financing activities
Proceeds from exercise of stock options	2,178	—
Cash paid related to withholding shares to satisfy RSU tax withholding obligations	(779)	—
Net cash provided by financing activities	1,399	—
Increase (decrease) in cash, cash equivalents and restricted cash	9,213	(9,457)
Cash, cash equivalents, and restricted cash at beginning of period	16,105	134,696
Cash, cash equivalents, and restricted cash at end of period	$25,318	$125,239
Supplemental disclosures of non-cash activities
Cash payable to tax authorities related to withholding shares to satisfy RSU withholding obligations	$—	$(509)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2026	2025
Cash and cash equivalents	$24,988	$125,046
Restricted cash, current	147	62
Restricted cash, non-current	183	131
Total cash, cash equivalents and restricted cash	$25,318	$125,239
See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

Avalo Therapeutics, Inc. (the “Company” or “Avalo” or “we”) is a clinical stage biotechnology company fully dedicated to developing IL-1β-based treatments for immune-mediated inflammatory diseases. Our lead asset, abdakibart (AVTX-009), is an anti-IL-1β monoclonal antibody (“mAb”). Positive topline data was recently reported for abdakibart in a Phase 2 clinical trial in hidradenitis suppurativa (“HS”). We’re also exploring additional opportunities to make an impact in prevalent indications that have significant remaining unmet needs.

Avalo was incorporated in Delaware and commenced operation in 2011, and completed its initial public offering in October 2015.

Liquidity

Since inception, we have incurred significant operating losses and negative cash flows from our operations. We have primarily funded our operations to date through sales of equity securities, out-licensing transactions and sales of assets.

For the three months ended March 31, 2026, Avalo generated a net loss of $19.6 million and negative cash flows from operations of $17.7 million. As of March 31, 2026, Avalo had $82.0 million in cash and cash equivalents and short-term investments.

On May 7, 2026, the Company completed a follow-on offering of its common stock and pre-funded warrants to purchase common stock. The Company issued and sold 22,899,500 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,169,500 shares of common stock, at a public offering price of $17.75 per share and pre-funded warrants to purchase 1,400,000 shares of common stock at a public offering price of $17.749 per pre-funded warrant, which represents the per share public price of each share of common stock, less the $0.001 per share exercise price for each pre-funded warrant. The aggregate gross proceeds before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company were approximately $431.3 million. Net proceeds are expected to be approximately $405.0 million.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The condensed consolidated balance sheet at December 31, 2025 has been derived from audited financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”).

The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the December 31, 2025 audited consolidated financial statements.

Unless otherwise indicated, all amounts in the following tables are in thousands except share and per share amounts.

Significant Accounting Policies

During the three months ended March 31, 2026, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 23, 2026, except for the policies as described below.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which is intended to improve the navigability of the required interim disclosures and clarifying when that guidance is applicable. Among other items, the amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments add a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2025-11.

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

3. Net Loss Per Share

The Company had two classes of stock outstanding during the three months ended March 31, 2026 and March 31, 2025, common stock and preferred stock. The Company computes net loss per share using the two-class method, as the Series C Preferred Stock participates in distributions with the Company’s common stock. The two-class method of computing net loss per share is an earnings allocation formula that determines net loss for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings. As the Company is in a net loss position for the three months ended March 31, 2026 and March 31, 2025, the two-class method of calculating net loss per share results in no allocation of undistributed losses to participating securities.

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

The following tables set forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2026 and March 31, 2025 (in thousands, except share and per share amounts):

	Common stock
	Three Months Ended March 31,
	2026	2025

Net loss	$(19,630)	$(13,149)
Weighted average shares	20,106,925	10,514,901
Basic and diluted net loss per share	$(0.98)	$(1.25)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the three months ended March 31, 2026 and 2025, as they could have been anti-dilutive:

	Three Months Ended
	March 31,
	2026(2)	2025(2)
Stock options	5,793,941	3,831,749
Warrants on common stock	148	148
Series C Preferred Stock (as-convertible to common stock)(1)	13,036,174	24,695,920
Restricted Stock Units	190,203	421,397
Performance Stock Units(3)	492,500	—

1 Each share of the Company’s Series C Preferred Stock is convertible to 1,000 shares of common stock, subject to certain beneficial ownership limitations.

2 Pursuant to the merger of AlmataBio with and into the Company’s wholly owned subsidiary (the “AlmataBio Transaction”), the Company is required to pay potential development milestone payments to the former AlmataBio stockholders in cash or Avalo stock at the election of the former AlmataBio stockholders. In April 2026, the Company entered into a Milestone Buyout Option and Amendment Agreement (the “Buyout Agreement”), pursuant to which Avalo agreed to pay $2.25 million for an option, exercisable within 90 days of the effective date, to pay an additional $5.125 million to the former AlmataBio stockholders in cash, Avalo stock, or a combination thereof at the election of Avalo, in lieu of the $15.0 million contingent milestone payment due upon the first patient being dosed in a Phase 3 trial; refer to Note 11 for more information. In the event of a settlement in shares, the number of Avalo shares delivered will vary based on the Company’s stock price. These additional shares are not included in the computation of basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 pursuant to the guidance on contingently issuable shares.
3 Calculated assuming 100% achievement of performance metric.

Subsequent to March 31, 2026, an aggregate of approximately 4,656 shares of Series C Preferred Stock were converted to 4,656,120 shares of common stock.

On May 7, 2026, following the release of the Phase 2 topline LOTUS data, the Company completed a follow-on offering of its common stock and pre-funded warrants to purchase common stock. The Company issued and sold 22,899,500 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 3,169,500 shares, at a public offering price of $17.75 per share and pre-funded warrants to purchase 1,400,000 shares of common stock at a public offering price of $17.749 per pre-funded warrant, which represents the per share public price of each share of common stock, less the $0.001 per share exercise price for each pre-funded warrant.

4. Fair Value Measurements

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents:
Money market funds	$10,590	$—	$—	$10,590
U.S. Treasury securities	—	1,740	—	1,740
Marketable debt securities:
U.S. Treasury securities	—	57,005	—	57,005
Total financial assets	$10,590	$58,745	$—	$69,335
Liabilities
Derivative liability	$—	$—	$17,520	$17,520

	December 31, 2025
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents:
Money market funds	$9,069	$—	$—	$9,069
Marketable debt securities:
U.S Treasury securities	—	82,478	—	82,478
Total financial assets	$9,069	$82,478	$—	$91,547
Liabilities
Derivative liability	$—	$—	$18,000	$18,000

The carrying amounts reported in the accompanying unaudited condensed consolidated financial statements for cash, restricted cash, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts.

Level 3 Valuation

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the derivative liability for the three months ended March 31, 2026 and March 31, 2025:

	Derivative liability	Total
Balance at December 31, 2025	$18,000	$18,000
Change in fair value	(480)	(480)
Balance at March 31, 2026	$17,520	$17,520

	Derivative liability	Total
Balance at December 31, 2024	$8,480	$8,480
Change in fair value	(380)	(380)
Balance at March 31, 2025	$8,100	$8,100

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

The fair value of the derivative liability as of the transaction date was approximately $4.8 million, of which $3.5 million was attributable to the AVTX-501 Milestone and $1.3 million was attributable to the AVTX-007 Milestones and Royalties. Subsequent to the transaction date, at each reporting period, the derivative liability is remeasured at fair value. As of March 31, 2026, the fair value of the derivative liability was $17.5 million, all of which was attributable to the AVTX-007 Milestone and Royalties and was classified as a non-current liability. For the three months ended March 31, 2026, the $0.5 million change in fair value was recognized in other income, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The fair value of the AVTX-501 Milestone was deemed to be de minimis, driven by less than 1% probability of success based on Avalo’s interpretation of an announcement from J&J in March 2025, noting the discontinuation of the aticaprant depression program (previously referred to as AVTX-501 by Avalo), which was the only indication publicly disclosed, paired with a lack of commitment to an alternative indication. The fair value of AVTX-007 Milestones and Royalties was primarily driven by sales forecasts with peak annual net sales reaching $1.6 billion in atopic dermatitis, an approximate 41% probability of success, and an estimated time to commercialization of approximately 6.3 years, based on Avalo’s interpretation of Apollo’s September 2025 announcement that the drug met the primary endpoint in its Phase 2a clinical trial in atopic dermatitis. We estimated these unobservable inputs based on limited publicly available information and therefore could differ from J&J’s and Apollo’s respective internal development plans, assessments of probability of success and other inputs of our fair value calculation. Any changes to these inputs may result in significant changes to the fair value measurement. Notably, the peak annual net sales forecast (for the AVTX-007 Milestones and Royalties) and the probability of success (for both the AVTX-501 Milestone and the AVTX-007 Milestone and Royalties) are the largest drivers of the fair value, so changes to either would likely result in significant changes to their respective fair values.

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

5. Investments

The following table summarizes our investments as of March 31, 2026 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$10,590	$—	$—	$10,590
U.S. Treasury securities	58,752	11	(18)	58,745
Total	$69,342	$11	$(18)	$69,335

The fair values of our investments by classification in the unaudited condensed consolidated balance sheets were as follows:

	As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$12,330	$9,069
Short-term investments	$57,005	82,478
Total	$69,335	$91,547

As of March 31, 2026, the aggregate fair value of securities that were in an unrealized loss position for fewer than twelve months was $54.7 million and no investments had been in a continuous unrealized loss position for longer than twelve months. The Company considers any losses to be temporary in nature and the Company has the intent and ability to hold its marketable debt securities until recovery. As a result, the Company determined it did not hold any investments with a credit loss at March 31, 2026.

As of March 31, 2026, accrued interest receivable on available-for-sale investments was $0.5 million, which was included within prepaid and other current assets on our unaudited condensed consolidated balance sheets.

6. Leases

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

The weighted average remaining term of the operating lease at March 31, 2026 was 0.9 years.

Supplemental balance sheet information related to the leased property include (in thousands):

	As of
	March 31, 2026	December 31, 2025
Right-of-use assets	$268	$336

Accrued expenses and other current liabilities	$328	$392
Other long-term liabilities	—	35
Total operating lease liabilities	$328	$427

The operating lease right-of-use assets are included in property and equipment and the lease liabilities are included in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheets. The Company utilized a weighted average discount rate of 10.5% to determine the present value of the lease payments.

The components of lease expense for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost*	$46	$146
*Includes short-term leases, which are immaterial.

The following table shows a maturity analysis of the operating lease liabilities as of March 31, 2026 (in thousands):

Undiscounted Cash Flows
April 1, 2026 through December 31, 2026	$282
2027	63
Total lease payments	$345
Less implied interest	(17)
Total	$328

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Research and development	$7,947	$7,270
Compensation and benefits	1,752	4,132
General and administrative	889	682
Royalty payment	327	327
Lease liability, current	328	392
Total accrued expenses and other current liabilities	$11,243	$12,803

8. Capital Structure

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock, common stock and preferred stock. At March 31, 2026, the Company was authorized to issue 205,000,000 shares of capital stock, of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

Phase 2 Topline LOTUS Data Follow-on Offering

On May 7, 2026, following the release of the Phase 2 topline LOTUS data, the Company completed a follow-on offering of its common stock and pre-funded warrants. The Company issued and sold (i) 22,899,500 shares of common stock, including full exercise of the underwriters’ option to purchase an additional 3,169,500 shares, at a public offering price of $17.75 per share and (ii) pre-funded warrants to purchase 1,400,000 shares of common stock at a public offering price of $17.749 per pre-funded warrant, which represents the per share public price of each share of common stock, less the $0.001 per share exercise price for each pre-funded warrant.

Series C Preferred Stock

As of March 31, 2026, the Company had 5,000,000 shares of Preferred Stock authorized, of which 34,326 have been designated as Series C Preferred Stock. As of March 31, 2026, there were 13,036 shares of Series C Preferred Stock outstanding. The Series C Preferred Stock has a par value of $0.001 per share. The Series C Preferred Stock has no voting rights, no liquidation preference, and is not redeemable. In the event of any liquidation, dissolution or winding up of the Company, holders of Series C Preferred Stock are entitled to be paid out of the assets with the Company legally available for distribution to its stockholders on an as-converted and pari-passu basis with common stock. The Series C Preferred Stock is subject to broad-based weighted average anti-dilution protection for certain issuances of common stock and securities convertible into common stock. The Series C Preferred Stock is entitled to receive dividends equal to and in the same form, and in the same manner, based on the then-current conversion ratio as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of the common stock.

During the three months ended March 31, 2026, an aggregate of approximately 5,756 shares of Series C Preferred Stock were converted to 5,756,186 shares of common stock. Subsequent to March 31, 2026, an aggregate of approximately 4,656 shares of Series C Preferred Stock were converted to 4,656,120 shares of common stock.

Series D and Series E Preferred Stock

As a condition to the private placement investment which closed in March 2024, a single share of Series D Preferred Stock and a single Series E Preferred Stock were issued to two institutional investors that participated in the private placement. Both the Series D and the Series E Preferred Stock have a par value and liquidation preference of $0.001 per share. The Series D and Series E Preferred Stock do not have voting rights, are not entitled to dividends, and are not convertible into common stock. Each of the holders of the Series D and Series E Preferred Stock have the option to require the Company to redeem their shares at a price equal to the par value at any time. The Company retains the right to redeem the Series D and Series E Preferred Stock at a price equal to the par value if the holder owns less than a certain threshold of the Company’s outstanding common stock. The Series D and Series E Preferred Stock do not provide the holders with substantive economics, and were issued solely to allow for the institutional investors to appoint a director to the Company’s board of directors. Because the Series D and Series E Preferred Stock are redeemable at par value outside the control of the Company, they are recognized outside of permanent equity. In May 2026, the Series E Preferred Stock was redeemed by the holder.

At-the-Market Offering Program

In June 2025, the Company entered into an “at-the-market” sales agreement with TD Securities (USA) LLC (“TD Cowen”), pursuant to which the Company may sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through TD Cowen (the “ATM Program”). There were no sales under the ATM Program during the three months ended March 31, 2026.

Common Stock Warrants

At March 31, 2026, the following common stock warrants were outstanding:

Number of common shares	Exercise price	Expiration
underlying warrants	per share	date
148	$7,488.00	June 2031

9. Stock-Based Compensation

Equity Incentive Plans, including 2016 Fourth Amended Plan and Inducement Plan

In April 2016, our board of directors adopted the 2016 Equity Incentive Plan, which was approved by our stockholders in May 2016 and which was subsequently amended and restated in May 2018 and August 2019 with the approval of our board of directors and our stockholders. Most recently, in June 2024, our board of directors approved a fourth amended and restated equity incentive plan, which was subsequently approved by the Company’s stockholders in August 2024 (the “2016 Fourth Amended Plan”). During the term of the 2016 Fourth Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year ending on (and including) January 1, 2034, by an amount equal to 5% of the total number of outstanding shares of common stock and Series C Preferred Stock (determined on an as-converted stock basis) plus all outstanding prefunded warrants to acquire shares of common stock (if any) as of December 31 of the preceding calendar year. On January 1, 2026, pursuant to the terms of the 2016 Fourth Amended Plan, an additional 1,865,256 shares were made available for issuance. As of March 31, 2026, there were 837,603 shares available for future issuance under the 2016 Fourth Amended Plan.

In September 2025, our board of directors adopted the 2025 Inducement Award Plan (the “Inducement Plan”). A total of 1,300,000 shares of our common stock were initially reserved for issuance under our Inducement Plan. Grants under the Inducement Plan can be granted to individuals who satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4), including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company. As of March 31, 2026, there were 729,000 shares available for future issuance under the Inducement Plan. For the three months ended March 31, 2026, the Company has granted 82,000 shares pursuant to the Inducement Plan.

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

Stock-based Compensation Expense

Stock-based compensation expense includes expense related to stock options, restricted stock units, performance stock units and employee purchase plan shares. The amount of stock-based compensation expense recognized for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,243	$1,301
General and administrative	2,332	1,940
Total stock-based compensation	$3,575	$3,241

Stock options with service-based vesting conditions

The Company has granted stock options that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. A summary of option activity for the three months ended March 31, 2026 is as follows:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value(1) (in millions)
Balance at December 31, 2025	4,591,257	$13.20	$10.46	8.5	$39.9
Granted	1,466,709	$17.33	$14.73
Exercised	(234,775)	$9.28	$7.88		$1.6
Cancelled	(29,250)	$8.75	$7.36
Balance at March 31, 2026	5,793,941	$14.43	$11.66	9.0	$23.8
Exercisable at March 31, 2026	1,369,955	$21.81	$16.09	8.3	$7.5

(1) The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

On February 26, 2026, as part of its annual stock option award, the Company granted options with service-based vesting conditions to purchase 1.3 million shares of common stock to its employees that vest over four years. There were 651,072 options that vested during the three months ended March 31, 2026 with a weighted average exercise price of $8.71 per share. The total grant date fair value of shares which vested during the three months ended March 31, 2026 and 2025 was $4.7 million and $3.6 million, respectively.

The Company recognized stock-based compensation expense of $3.0 million and $2.4 million related to stock options with service-based vesting conditions for the three months ended March 31, 2026, and 2025, respectively. At March 31, 2026, there was $43.6 million of total unrecognized compensation cost related to unvested service-based vesting condition awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.2 years.

Stock-based compensation assumptions

The following table presents the assumptions used to compute stock-based compensation expense for stock options with service-based vesting conditions granted under the Black-Scholes valuation model for the three months ended March 31, 2026.

Service-based options
Expected term of option (in years)	5.0 - 6.1
Expected stock price volatility	111.7% - 112.8%
Risk-free interest rate	3.69% - 4.11%
Expected annual dividend yield	0%

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) that contain service-based vesting conditions. The Company measures the fair value of the RSUs using the stock price on the date of grant. The compensation cost for RSUs is recognized on a straight-line basis over the vesting period. A summary of RSU activity for the three months ended March 31, 2026 is as follows:

	RSUs Outstanding
	Number of shares	Weighted average grant date fair value
Unvested RSUs at December 31, 2025	387,064	$9.88
Vested	(190,194)	$9.88
Forfeited	(6,667)	$9.88
Unvested RSUs at March 31, 2026	190,203

The RSUs, which were granted on August 13, 2024, vest annually over a three-year period, beginning on March 28, 2025. Accordingly, the second tranche of 190,194 RSUs vested on March 28, 2026, of which 56,105 were withheld on behalf of employees to satisfy RSU statutory tax withholdings obligations. The Company recognized stock-based compensation expense of $0.4 million and $0.8 million related to RSUs for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, there was $1.9 million of total unrecognized compensation cost related to RSUs. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.0 year.

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

In August 2025, the Company granted PSUs to executives under the 2016 Fourth Amended Plan with a grant date fair value of $8.90 per unit (the “PSU Awards”). The PSU Awards include 492,500 shares that will be available to vest assuming 100% achievement of the performance metric, with a maximum of 738,750 shares available to vest assuming maximum achievement. The performance metric for the PSU Awards is based on the timing of data release and efficacy of the Company’s Phase 2 LOTUS trial, and the achieved units may range from —% to 150% of the target number depending on the level of achievement against the specified performance metric. Upon successful achievement of the performance metric, the PSU Awards will vest on the third anniversary of the grant date. As of March 31, 2026, the Company has not recognized any compensation expense related to the PSU Awards as the Company did not yet consider achievement of the performance metric to be probable.

On May 5, 2026, the Company released the Phase 2 LOTUS trial topline data. Accordingly, the Company is expected to evaluate probability of the achievement of the performance metric in the second quarter of 2026.

Employee Stock Purchase Plan

On April 5, 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan, which was approved by the Company’s stockholders and became effective on May 18, 2016 (the “Initial ESPP”). In June 2024, our board of directors approved an amended and restated employee stock purchase plan, which was subsequently approved by the Company’s stockholders in August 2024 (the “ESPP”). On April 2, 2026, our board of directors approved the second amended and restated employee stock purchase plan. At the time of the filing of this Quarterly Report on Form 10-Q, the second amended and restated employee stock purchase plan has not been approved by our stockholders, which is being sought at the Company’s annual meeting of stockholders on June 2, 2026. As such, the ESPP continues to govern the share reserves disclosed below.

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

The Company initially reserved and authorized up to 174 shares of common stock for issuance under the Initial ESPP. Pursuant to the ESPP, on January 1 of each calendar year, the aggregate number of shares that may be issued under the ESPP automatically increases by a number equal to 1% of the Company’s outstanding shares of common stock and Series C Preferred Stock (determined on an as-converted basis) plus all outstanding prefunded warrants to acquire shares of common stock (if any), as of December 31 of the preceding calendar year. On January 1, 2026, the number of shares available for issuance under the ESPP increased by 373,051 shares. As of March 31, 2026, 906,210 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $0.2 million for the three months ended March 31, 2026 and minimal stock-based compensation expense in 2025.

10. Income Taxes

The Company recognized minimal income tax expense for the three months ended March 31, 2026 and 2025 due to the significant valuation allowance against the Company’s deferred tax assets and the current and prior period losses.

11. Commitments and Contingencies

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

Abdakibart

On March 27, 2024, Avalo obtained the rights to an anti-IL-1β mAb (abdakibart), including the world-wide exclusive license from Eli Lilly and Company (“Lilly”) (the “Lilly License Agreement”), pursuant to its acquisition of AlmataBio. AlmataBio had previously purchased the rights, title and interest in the asset from Leap Therapeutics, Inc. (“Leap”) in 2023, which have since been assumed by Avalo pursuant to its acquisition of AlmataBio (the “Leap Agreement”). Avalo is responsible for the development and commercialization of the program.

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

No expense related to the agreements was recognized in the three months ended March 31, 2026. There has been no cumulative expense recognized as of March 31, 2026 under the agreements. In May 2026, the Company determined the achievement of a development milestone of $10.0 million payable to Lilly to be probable. The Company will continue to monitor the additional milestones and royalties at each reporting period.

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

No expense related to the KKC License Agreement was recognized in the three months ended March 31, 2026. There has been no cumulative expense recognized as of March 31, 2026 related to the milestones, royalties or any other amounts other than the $10.0 million upfront license fee incurred in 2021 as disclosed above. The Company will continue to monitor the milestones and royalties at each reporting period.

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

An initial upfront fee of $0.5 million was paid to CHOP by Aevi, which Avalo acquired in 2020. Avalo is required to pay an additional $1.0 million to CHOP based on the achievement of specified regulatory and commercial milestones. Avalo is obligated to pay an annual license maintenance fee of $0.2 million to CHOP, of which Avalo has paid an aggregate of $1.3 million as of the filing date of this Quarterly Report on Form 10-Q.

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

No expense related to the milestones and royalties due under the CHOP Agreement was recognized for the three months ended March 31, 2026. Avalo has not recognized any cumulative expense under the agreement related to the milestone or royalties as of March 31, 2026. The Company will continue to monitor the milestones and royalties at each reporting period.

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

No expense related to this license agreement was recognized in the three months ended March 31, 2026. There has been $0.5 million of cumulative expense recognized as of March 31, 2026 related to the milestones under this license agreement. The Company will continue to monitor the remaining milestones and royalties at each reporting period.

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

The Company had not recognized any milestones as of March 31, 2026 or received any payments other than the upfront payment as disclosed above.

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

The Company had not recognized any milestones as of March 31, 2026 or received any payments other than the upfront payment as disclosed above.

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

The Company had not recognized any revenue related to the milestones as of March 31, 2026 or received any payments other than the upfront payment and reimbursement for certain liabilities as disclosed above.

Acquisition Related and Other Contingent Liabilities

AlmataBio Transaction Possible Future Milestone Payments

On March 27, 2024, the Company acquired abdakibart through its acquisition of AlmataBio. Pursuant to the AlmataBio Transaction, the Company made a cash payment of $7.5 million in April 2024 to the former AlmataBio stockholders, which was due upon the initial closing of the private placement on March 28, 2024 (the “Initial Milestone”). Further, a portion of the consideration for the AlmataBio transaction includes development milestones to the former AlmataBio stockholders including $5.0 million due upon the first patient dosed in a Phase 2 trial in patients with hidradenitis suppurativa for abdakibart (the “Second Milestone”), which was met and paid in October 2024, and $15.0 million due upon the first patient dosed in a Phase 3 trial for abdakibart (the “Third Milestone”), both of which are payable in cash or stock of Avalo at the election of the former AlmataBio stockholders as further discussed below. In the absence of timely notice of such election, Avalo may elect to pay the milestones in cash or common stock of Avalo.

The Company paid the Initial Milestone payment in April 2024 and recognized the payment within acquired in-process research and development expense in the consolidated statements of operations and comprehensive loss in 2024. In addition, the Company concluded the Second Milestone was probable as of the acquisition date and therefore recognized the $5.0 million milestone within acquired in-process research and development expense and made a cash payment of $5.0 million in October 2024 upon meeting the Second Milestone. On April 26, 2026, Avalo entered into a Milestone Buyout Option and Amendment Agreement to the AlmataBio Transaction (the “Buyout Agreement”) pursuant to which the parties agreed, among other things, to amend the Third Milestone and all related rights and obligations such that the Company will (i) pay $2.25 million to the former AlmataBio stockholders within five (5) business days following the effective date and (ii) have the option, exercisable in its sole discretion within ninety (90) days of the effective date, to pay $5.125 million, payable in cash, shares of Avalo common stock, or a combination thereof at the election of Avalo, in lieu of and in full satisfaction of the $15.0 million Third Milestone noted above (the “Milestone Buyout Option”). In the event the Company does not exercise the Milestone Buyout Option, the Company will be obligated to pay $12.75 million to the former AlmataBio stockholders in either cash or Avalo common stock, in full satisfaction of the Third Milestone upon the achievement of the first patient dosed in a Phase 3 trial (the “Amended Third Milestone”). The upfront $2.25 million payment was made in April 2026. In May 2026, the Company determined the achievement of the Amended Third Milestone to be probable and is continuing to evaluate the potential exercise of the Milestone Buyout Option.

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

Avalo assumed this Royalty Agreement upon closing of the Aevi Merger and it is recorded as a royalty obligation within the Company's accompanying unaudited condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025. Because there is a significant related party relationship between the Company and the Investors, the Company has treated its obligation to make royalty payments under the Royalty Agreement as an implicit obligation to repay the funds advanced by the Investors. As the Company makes royalty payments in accordance with the Royalty Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which will result in a corresponding increase in the liability balance.

12. Segments

Our CODM, our Chief Executive Officer, views the Company’s operations and manages the business as one operating segment. The presentation of financial results as one reportable segment is consistent with the way we operate our business is consistent with the manner in which our CODM evaluates performance and makes resource and operating decisions for the business. The accounting policies of the business segment are the same as those described in the summary of significant accounting policies as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The CODM evaluates performance and makes resource and operating decisions for the business based on net loss as reported on the unaudited condensed consolidated statement of operations and total assets as reported on the unaudited condensed consolidated balance sheet. The CODM’s primary evaluation of the Company’s success is its ability to progress its research and development pipeline programs toward commercialization or opportunistically out-license rights to indications or geographies. The CODM uses net loss compared to budget and/or forecast amounts to evaluate this progress to make resource and operating decisions, such as whether to issue equity and/or make new investments in additional indications or pipeline assets. Additionally, the Company’s CODM periodically reviews research and development expense, as stated on the unaudited condensed consolidated statement of operations, and treats it as a significant segment expense. The CODM considers research and development expense in the context of achieving the next expected milestone in the pipeline, and will make resource and operating decisions accordingly, such as decisions on raising additional capital and/or pursuing additional indications or programs. The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Nonclinical expenses	$419	$83
Clinical expenses	5,603	3,850
CMC expenses	4,126	1,979
Internal expenses:
Salaries, benefits and related costs	2,586	1,850
Stock-based compensation expense	1,243	1,301
Other	70	60
	$14,047	$9,123

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as “projects,” “may,” “might,” “will,” “could,” “would,” “should,” “continue,” “seeks,” “aims,” “predicts,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “potential,” “pro forma” or other similar words (including their use in the negative), or by discussions of future matters such as: the future financial and operational outlook; the development of product candidates; and other statements that are not historical. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those set out in our Annual Report on Form 10-K filed with the SEC on March 23, 2026, and in our other filings with the SEC. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2025 appearing in our Annual Report on Form 10-K filed with the SEC on March 23, 2026.

Overview

We are a clinical stage biotechnology company fully dedicated to developing IL-1β-based treatments for immune-mediated inflammatory diseases. Our lead asset, abdakibart (AVTX-009), is an anti-IL-1β monoclonal antibody (“mAb”). Positive topline data was recently reported for abdakibart in a Phase 2 clinical trial in hidradenitis suppurativa (“HS”). We’re also exploring additional opportunities to make an impact in prevalent indications that have significant remaining unmet needs.

Management’s primary evaluation of our success is the ability to progress its programs towards commercialization or opportunistically out-licensing rights to indications or geographies. The following chart represents the achievement of our most recent milestone of the positive topline data release of the Phase 2 clinical trial in HS.

The LOTUS trial (NCT06603077), which enrolled 253 adults, was a randomized, double-blind, placebo-controlled parallel-group Phase 2 trial to evaluate the efficacy, safety and tolerability of abdakibart across two dose regimens and placebo in a 1:1:1 ratio over a 16-week treatment period. Subjects received either a 600mg loading dose of abdakibart followed by 300mg every four weeks or a 300mg loading dose followed by 150mg every two weeks. The trial’s primary efficacy endpoint was the proportion of patients achieving Hidradenitis Suppurativa Clinical Response (HiSCR75) at Week 16.

Recent Developments

On May 5, 2026, the Company announced positive topline results from its Phase 2 LOTUS trial evaluating the efficacy and safety of abdakibart in adults with moderate to severe HS. The trial successfully met its primary endpoint at both doses studied. Based on these data, we plan to advance abdakibart into a registrational phase 3 program. The Phase 2 LOTUS trial successfully met its primary endpoint at both doses studied (p=0.018 150mg, p=0.015 300mg and p=0.004 combined), demonstrating a 42.2% and 42.9% absolute improvement in HiSCR75 response rates at Week 16, respectively (42.5% combined, placebo rate 25.6%). This was the highest absolute improvement in HiSCR75 and HiSCR50 in clinical trials of this size or larger at each individual dose and on a combined dose basis. Abdakibart regimens also demonstrated statistically significant benefit across the key secondary endpoints in HiSCR50, change in IHS4 and change in draining tunnel count. Numerically favorable responder rates were observed across all other key secondary endpoints. The HiSCR75 response was similar in patients with and without prior biologic exposure. On May 7, 2026, Avalo completed a follow-on offering of its common stock and pre-funded warrants to purchase shares of common stock. Refer to additional information in the “Liquidity and Capital Resources, including Capital Expenditure and Cash Requirements” section below.

On April 26, 2026, the Company entered into a Milestone Buyout Option and Amendment Agreement to the Agreement and Plan of Merger and Reorganization (the “Buyout Agreement”) pursuant to which the Company agreed to pay $2.25 million to the former AlmataBio, Inc. (“AlmataBio”) stockholders for an option, exercisable within 90 days of the effective date, to pay an additional $5.125 million in cash or shares of Avalo common stock, or a combination thereof at the election of Avalo, in lieu of a $15.0 million contingent milestone payment due upon the first patient being dosed in a Phase 3 trial pursuant to the original Agreement and Plan of Merger and Reorganization dated March 27, 2024. The upfront $2.25 million payment was made in April 2026.

Liquidity and Capital Resources, including Capital Expenditure and Cash Requirements

Since inception, we have incurred significant operating losses and negative cash flows from our operations. We have primarily funded our operations to date through sales of equity securities, out-licensing transactions and sales of assets.

For the three months ended March 31, 2026, Avalo generated a net loss of $19.6 million and negative cash flows from operations of $17.7 million. As of March 31, 2026, Avalo had $82.0 million in cash and cash equivalents and short-term investments.

On May 7, 2026, the Company completed a follow-on offering of its common stock and pre-funded warrants to purchase shares of common stock. The Company issued and sold 22,899,500 shares of common stock, including full exercise of the underwriters’ option to purchase an additional 3,169,500 shares, at a public offering price of $17.75 per share and pre-funded warrants to purchase 1,400,000 shares of common stock at a public offering price of $17.749 per pre-funded warrant, which represents the per share public price of each share of common stock, less the $0.001 per share exercise price for each pre-funded warrant. The aggregate gross proceeds before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company were approximately $431.3 million. Net proceeds are expected to be approximately $405.0 million.

Based on our current operating plans, we expect that our existing cash, cash equivalents and short-term investments, together with the net proceeds from the offering, are sufficient to fund operations for at least twelve months from the filing date of this Quarterly Report on Form 10-Q and into 2029. We closely monitor our cash and cash equivalents and seek to balance the level of cash and cash equivalents with our projected needs to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. We may satisfy any future cash needs through sales of equity securities under our at-the-market program or other equity financings, out-licensing transactions, strategic alliances/collaborations, sale of programs, and/or mergers and acquisitions. There can be no assurance that any financing or business development initiatives can be realized by us, or if realized, what the terms may be. To the extent that we raise capital through the sale of equity, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Further, if we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we might have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates.

Our Strategy

Our strategy for increasing stockholder value includes:

•Advancing our pipeline through development to regulatory approval—notably and in the near term by preparing to initiate our pivotal trial(s) and considering further indication expansion for abdakibart;
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

We are currently conducting clinical development programs and success in earlier-stage trials does not ensure that later-stage trials will be successful or that regulatory approval will be obtained. The FDA may determine that additional studies are required prior to advancing to later-stage trials or submitting an NDA or BLA.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Nonclinical expenses	$419	$83	$336
Clinical expenses	5,603	3,850	1,753
CMC expenses	4,126	1,979	2,147
Internal expenses:
Salaries, benefits and related costs	2,586	1,850	736
Stock-based compensation expense	1,243	1,301	(58)
Other	70	60	10
	$14,047	$9,123	$4,924

CMC expenses increased during the first quarter of 2026 compared to the prior year period due to drug manufacturing activities and related preparations for our pivotal trials(s) of abdakibart in HS paired with continued drug manufacturing activities to support the LOTUS trial. Clinical expenses increased in the first quarter of 2026 compared to the prior year period related to the maturing status of the LOTUS trial and ongoing patient trial costs and clinical trial work performed by our contract research organization.

Salaries, benefits and related costs increased $0.7 million compared to the three months ended March 31, 2025 due primarily to headcount additions during the year.

Given the positive results of the Phase 2 LOTUS trial in HS, we expect future research and development expenses to increase over time as we prepare and advance abdakibart into a registrational Phase 3 program.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Salaries, benefits and related costs	$2,169	$1,553	$616
Legal, consulting and other professional expenses	1,929	1,611	318
Stock-based compensation expense	2,332	1,940	392
Commercial planning and marketing expenses	209	12	197
Other	215	430	(215)
	$6,854	$5,546	$1,308

The increase in general and administrative expenses from the prior year period was driven by a $0.6 million increase in salaries, benefits and related costs compared to the prior year due primarily to headcount additions. Additionally, stock-based compensation expense increased $0.4 million from the prior year period due to option grants, including the annual employee grants in January 2025 and February 2026, as well as headcount additions throughout 2025 and 2026.

Given the positive results of the LOTUS trial in HS and the Company’s intention to advance abdakibart into a registrational phase 3 program, we expect future general and administrative expense to increase as compared to prior periods to support the abdakibart program.

Other Income, Net

The following table summarizes our other income, net for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Change in fair value of derivative liability	$480	$380	$100
Interest income, net	803	1,148	(345)
	$1,283	$1,528	$(245)

The decrease in other income, net from the prior year period was primarily driven by decreased interest income in the current year period due to a decreased cash balance from the prior year.

Income Tax Expense

The Company recognized minimal income tax expense for both the three months ended March 31, 2026 and 2025.

Liquidity and Capital Resources

Uses of Liquidity

We primarily uses cash to fund the ongoing development of abdakibart and costs associated with its organizational infrastructure. As of March 31, 2026, we had $82.0 million in cash and cash equivalents and short-term investments. We expect future cash used in operating activities to increase over time as a result of our intention to advance abdakibart into a registrational phase 3 program.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash (used in) provided by:
Operating activities	$(17,691)	$(9,457)	$(8,234)
Investing activities	25,505	—	25,505
Financing activities	1,399	—	1,399
Net increase (decrease) increase in cash and cash equivalents	$9,213	$(9,457)	$18,670

Net cash used in operating activities

Net cash used in operating activities was $17.7 million for the three months ended March 31, 2026 and consisted primarily of net loss of $19.6 million, partially offset by net non-cash charges of $3.0 million and changes in our operating assets and liabilities of $1.1 million. The non-cash charges consisted primarily of stock-based compensation of $3.6 million partially offset by a decrease in the fair value of the derivative liability of $0.5 million. Changes in our operating assets and liabilities consisted primarily of a $1.5 million decrease in accrued expenses and other liabilities primarily due to continued activity related to the LOTUS trial and the timing of vendor invoices.

Net cash used in operating activities was $9.5 million for the three months ended March 31, 2025 and consisted primarily of net loss of $13.1 million and adjustments to reconcile net loss to net cash used in operating activities including stock-based compensation of $3.2 million. Prepaid expense decreased $2.5 million primarily due to the timing of abdakibart related payments. Accrued expenses and other liabilities decreased $1.7 million primarily related the timing of non-equity incentive compensation.

Net cash provided by investing activities

Net cash provided by investing activities for the three months ended March 31, 2026 consisted of $25.5 million of proceeds from maturities and sales of available-for-sale investments.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2026 consisted of $2.2 million of proceeds from the exercise of stock options, partially offset by $0.8 million in cash paid to tax authorities related to withholding shares to satisfy RSU vesting withholding obligations on behalf of employees.

Critical Accounting Policies, Estimates, and Assumptions

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP. In preparing the financial statements in conformity with GAAP, the Company makes estimates and assumptions that have an impact on assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, clinical trial accruals and research and development costs, stock-based compensation, fair value measurements, the valuation of derivative liabilities, and cash flows used in management’s going concern assessment. The Company believes, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 23, 2026. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2026.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 11 - Commitments and Contingencies, under the heading “Litigation” to our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 23, 2026 (the “2025 10-K”), which could materially affect our business, financial condition, or future results. Our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in the 2025 10-K referenced above. The risks described in the 2025 10-K referenced above, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results of operations and the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
(a)None.
(b)None.
(c)None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in rule 16a-1 (f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

4.1	Form of Pre-funded Warrant issued May 7, 2026 by Avalo Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 7, 2026.

10.1**
Milestone Buyout Option Agreement and Amendment to Agreement and Plan of Merger and Reorganization, effective upon April 26, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2026).

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2026 and 2025; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2026 and 2025; (iv) Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2026 and 2025; and (v) Notes to Unaudited Financial Statements.

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

** Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of the Securities and Exchange Commission

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avalo Therapeutics, Inc.

Date: May 13, 2026	/s/ Christopher Sullivan
Christopher Sullivan
Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer)