Form 10-Q
period 2026-06-30
Avalo Therapeutics, Inc.
filed 2026-08-06
CIK 1534120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2026
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑
As of August 3, 2026, the registrant had 53,629,989 shares of common stock outstanding.

AVALO THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2026

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,382	$15,858
Short-term investments	314,894	82,478
Prepaid expenses and other current assets	7,607	6,913
Restricted cash, current portion	49	37
Total current assets	407,932	105,286
Long-term investments	71,878	—
Property and equipment, net	288	460
Goodwill	10,502	10,502
Restricted cash, net of current portion	183	210
Total assets	$490,783	$116,458
Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	$3,347	$137
Accrued expenses and other current liabilities	17,783	12,803
Total current liabilities	21,130	12,940
Royalty obligation	2,000	2,000
Deferred tax liability, net	463	434
Derivative liability, non-current	18,530	18,000
Other long-term liabilities	—	35
Total liabilities	42,123	33,409
Mezzanine equity:
Series D Preferred Stock—$0.001 par value; 0 and 1 share of Series D Preferred Stock authorized at June 30, 2026 and December 31, 2025, respectively; 0 and 1 share of Series D Preferred Stock issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Series E Preferred Stock—$0.001 par value; 0 and 1 share of Series E Preferred Stock authorized at June 30, 2026 and December 31, 2025, respectively; 0 and 1 share of Series E Preferred Stock issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Stockholders’ equity:
Common stock—$0.001 par value; 200,000,000 shares authorized at June 30, 2026 and December 31, 2025; 52,900,692 and 18,512,757 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	53	18
Series C Preferred Stock—$0.001 par value; 4,085 and 34,326 shares of Series C Preferred Stock authorized at June 30, 2026 and December 31, 2025, respectively; 4,085 and 18,792 shares of Series C Preferred Stock issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Series C-1 Preferred Stock—$0.001 par value; 4,295 and 0 shares of Series C-1 Preferred Stock authorized at June 30, 2026 and December 31, 2025, respectively; 4,295 and 0 shares of Series C-1 Preferred Stock issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	953,700	531,485
Accumulated other comprehensive (loss) income	(583)	68
Accumulated deficit	(504,510)	(448,522)
Total stockholders’ equity	448,660	83,049
Total liabilities, mezzanine equity and stockholders’ equity	$490,783	$116,458

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	23,418	14,074	37,466	23,195
General and administrative	8,099	5,242	14,953	10,789
Total operating expenses	31,517	19,316	52,419	33,984
Loss from operations	(31,517)	(19,316)	(52,419)	(33,984)
Other (expense) income:
Change in fair value of derivative liability	(1,010)	(2,530)	(530)	(2,150)
Change in fair value of contingent consideration	(6,574)	—	(6,574)	—
Interest income, net	2,761	1,097	3,564	2,244
Total other (expense) income, net	(4,823)	(1,433)	(3,540)	94
Loss before taxes	(36,340)	(20,749)	(55,959)	(33,890)
Income tax expense	18	16	29	24
Net loss	$(36,358)	$(20,765)	$(55,988)	$(33,914)

Net loss per share of common stock, basic and diluted	$(0.83)	$(1.92)	$(1.75)	$(3.18)
Weighted average common shares outstanding	43,602,044	10,829,760	31,919,388	10,673,200

Comprehensive loss:
Net loss	$(36,358)	$(20,765)	$(55,988)	$(33,914)
Other comprehensive loss:
Unrealized loss on investments, net	(577)	(34)	(651)	(34)
Comprehensive loss	$(36,935)	$(20,799)	$(56,639)	$(33,948)

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Mezzanine preferred stock		Common stock		Series C preferred stock		Series C-1 preferred Stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	comprehensive loss	deficit	equity
Three Months Ended June 30, 2026
Balance, March 31, 2026	2	$—	24,637,807	$25	13,036	$—	—	$—	$536,453	$(6)	$(468,152)	$68,320
Issuance of common stock and pre-funded warrants in underwritten public offering, net	—	—	22,899,500	23	—	—	—	—	404,889	—	—	404,912
Issuance of common stock pursuant to AlmataBio Milestone Buyout Option	—	—	128,189	—	—	—	—	—	1,761	—	—	1,761
Issuance of common stock in exchange for Series C Preferred Stock	—	—	4,656,120	5	(4,656)	—	—	—	(5)	—	—	—
Issuance of Series C-1 Preferred Stock in exchange for retirement of Series C Preferred Stock	—	—	—	—	(4,295)	—	4,295	—	—	—	—	—
Issuance of common stock from exercise of stock options	—	—	536,536	—	—	—	—	—	5,230	—	—	5,230
Redemption of Series D Preferred Stock and Series E Preferred Stock	(2)	—	—	—	—	—	—	—	—	—	—	—
Vesting of Restricted Stock Units	—	—	6,334	—	—	—	—	—	—	—	—	—
Shares purchased through employee stock purchase plan, net of shares withheld for taxes	—	—	36,206	—	—	—	—	—	66	—	—	66
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(577)	—	(577)
Stock-based compensation	—	—	—	—	—	—	—	—	5,306	—	—	5,306
Net loss	—	—	—	—	—	—	—	—	—	—	(36,358)	(36,358)
Balance, June 30, 2026	—	$—	52,900,692	$53	4,085	$—	4,295	$—	$953,700	$(583)	$(504,510)	$448,660

	Mezzanine preferred stock		Common stock		Series C preferred stock		Series C-1 preferred Stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	comprehensive loss	deficit	equity
Six Months Ended June 30, 2026
Balance, December 31, 2025	2	$—	18,512,757	$18	18,792	$—	—	$—	$531,485	$68	$(448,522)	$83,049
Issuance of common stock and pre-funded warrants in underwritten public offering, net	—	—	22,899,500	23	—	—	—	—	404,889	—	—	404,912
Issuance of common stock pursuant to AlmataBio Milestone Buyout Option	—	—	128,189	—	—	—	—	—	1,761	—	—	1,761
Issuance of common stock in exchange for Series C Preferred Stock	—	—	10,412,306	11	(10,412)	—	—	—	(10)	—	—	1
Issuance of common stock from exercise of stock options	—	—	771,311	1	—	—	—	—	7,408	—	—	7,409
Issuance of Series C-1 Preferred Stock in exchange for retirement of Series C Preferred Stock	—	—	—	—	(4,295)	—	4,295	—	—	—	—	—
Redemption of Series D Preferred Stock and Series E Preferred Stock	(2)	—	—	—	—	—	—	—	—	—	—	—
Vesting of Restricted Stock Units net of shares withheld for taxes	—	—	140,423	—	—	—	—	—	(779)	—	—	(779)
Shares purchased through employee stock purchase plan, net of shares withheld for taxes	—	—	36,206	—	—	—	—	—	66	—	—	66
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(651)	—	(651)
Stock-based compensation	—	—	—	—	—	—	—	—	8,880	—	—	8,880
Net loss	—	—	—	—	—	—	—	—	—	—	$(55,988)	(55,988)
Balance, June 30, 2026	—	$—	52,900,692	$53	4,085	$—	4,295	$—	$953,700	$(583)	$(504,510)	$448,660

	Mezzanine preferred stock		Common stock		Series C preferred stock		Additional paid-in	Accumulated other	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	comprehensive loss	deficit	equity
Three Months Ended June 30, 2025
Balance, March 31, 2025	2	$—	10,827,620	$11	24,696	$—	$506,016	$—	$(383,412)	$122,615
Shares purchased through employee stock purchase plan	—	—	9,736	—	—	—	40	—	—	40
Stock-based compensation	—	—	—	—	—	—	2,718	—	—	2,718
Other comprehensive loss	—	—	—	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	—	—	—	(20,765)	(20,765)
Balance, June 30, 2025	2	$—	10,837,356	$11	24,696	$—	$508,774	$(34)	$(404,177)	$104,574

	Mezzanine preferred stock		Common stock		Series C preferred stock		Additional paid-in	Accumulated Other	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Comprehensive loss	deficit	equity
Six Months Ended June 30, 2025
Balance, December 31, 2024	2	$—	10,471,934	$10	24,896	$—	$503,285	$—	$(370,263)	$133,032
Issuance of common stock in exchange for retirement of Series C Preferred Stock	—	—	200,000	1	(200)	—	—	—	—	1
Vesting of Restricted Stock Units net of shares withheld for taxes	—	—	155,686	—	—	—	(510)	—	—	(510)
Shares purchased through employee stock purchase plan	—	—	9,736	—	—	—	40	—	—	40
Stock-based compensation	—	—	—	—	—	—	5,959	—	—	5,959
Other comprehensive loss	—	—	—	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	—	—	—	(33,914)	(33,914)
Balance, June 30, 2025	2	$—	10,837,356	$11	24,696	$—	$508,774	$(34)	$(404,177)	$104,574

See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(55,988)	$(33,914)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	34	269
Stock-based compensation	8,880	5,959
Accretion of available-for-sale investments, net	(524)	(146)
Change in fair value of contingent consideration	6,574	—
Contingent consideration paid pursuant to AlmataBio Transaction	(4,813)	—
Change in fair value of derivative liability	530	2,150
Deferred taxes	29	24
Changes in assets and liabilities:
Prepaid expenses and other current assets	(694)	2,422
Accounts payable	3,210	2,083
Accrued expenses and other current liabilities	5,130	292
Lease liability, net	(47)	14
Net cash used in operating activities	(37,679)	(20,847)
Investing activities
Purchases of investments	(353,801)	(70,860)
Sales and maturities of investments	49,381	—
Net cash used in investing activities	(304,420)	(70,860)
Financing activities
Proceeds from sale of common stock and pre-funded warrants in an underwritten public offering, gross	431,315	—
Transaction costs paid pursuant to sale of common stock and pre-funded warrants in an underwritten public offering	(26,403)	—
Proceeds from exercise of stock options	7,409	—
Cash paid related to withholding shares to satisfy RSU tax withholding obligations	(779)	(509)
Proceeds from issuance of common stock under employee stock purchase plan, net of cash paid related to withholding shares to satisfy tax withholding obligations	66	40
Net cash provided by (used in) financing activities	411,608	(469)
Increase (decrease) in cash, cash equivalents and restricted cash	69,509	(92,176)
Cash, cash equivalents, and restricted cash at beginning of period	16,105	134,696
Cash, cash equivalents, and restricted cash at end of period	$85,614	$42,520
Supplemental disclosures of non-cash activities
Issuance of common stock pursuant to AlmataBio Milestone Buyout Option	$1,761	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2026	2025
Cash and cash equivalents	$85,382	$42,290
Restricted cash, current	49	20
Restricted cash, non-current	183	210
Total cash, cash equivalents and restricted cash	$85,614	$42,520
See accompanying notes to the unaudited condensed consolidated financial statements.

AVALO THERAPEUTICS, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

Avalo Therapeutics, Inc. (the “Company” or “Avalo” or “we”) is a clinical stage biotechnology company dedicated to developing therapeutics targeting the IL-1β pathway for immune-mediated inflammatory diseases. Avalo is advancing its lead anti-IL-1β monoclonal antibody (“mAb”) drug candidate, abdakibart, into a phase 3 registrational program in hidradenitis suppurativa (“HS”), a chronic inflammatory skin condition that affects an estimated 1%-4% of the population globally. Avalo is pursuing additional development opportunities in IL-1β driven indications. Avalo is also developing AVTX-010, a long-acting next-generation anti-IL-1β mAb.
Avalo was incorporated in Delaware and commenced operation in 2011, and completed its initial public offering in October 2015.

In the second quarter of 2026, Avalo reported positive topline Phase 2 LOTUS results for abdakibart in adults with moderate to severe HS. The trial successfully met its primary endpoint at both doses studied (p=0.018 150 mg, p=0.015 300mg and p=0.004, combined), demonstrating a 42.2% and 42.9% absolute improvement in HiSCR75 response rates at Week 16, respectively (42.5% combined, placebo rate 25.6%). Abdakibart also demonstrated statistically significant benefit across the key secondary endpoints, including HiSCR50, change in IHS4, and change in draining tunnel count. Additionally, in the second quarter of 2026, Avalo completed an equity offering for net proceeds of $405.0 million.

Liquidity

Since inception, we have incurred significant operating losses and negative cash flows from our operations. We have primarily funded our operations to date through sales of equity securities, out-licensing transactions and sales of assets.

For the six months ended June 30, 2026, Avalo generated a net loss of $56.0 million and negative cash flows from operations of $37.7 million. As of June 30, 2026, Avalo had $472.2 million in cash and cash equivalents and investments.

In accordance with Accounting Standards Codification Topic 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated its ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued. Based on our current operating plans, we expect that our existing cash and cash equivalents and investments are sufficient to fund operations for at least twelve months from the filing date of this Quarterly Report on Form 10-Q. The Company closely monitors its cash and cash equivalents and seeks to balance the level of cash and cash equivalents with our projected needs to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. We may satisfy any future cash needs through sales of equity securities under the Company’s at-the-market program or other equity financings, out-licensing transactions, strategic alliances/collaborations, sale of programs, and/or mergers and acquisitions. There can be no assurance that any financing or business development initiatives can be realized by the Company, or if realized, what the terms may be. To the extent that we raise capital through the sale of equity, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Further, if the Company raises additional funds through collaborations, strategic alliances or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates.

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

Significant Accounting Policies

During the six months ended June 30, 2026, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 23, 2026, except for the policy as described below.

Investments

The Company generally invests its excess cash in money market funds and marketable debt securities. Such investments are included in either cash and cash equivalents (if the original maturity, from the date of purchase, is 90 days or fewer) or short-term investments (if the original maturity, from the date of purchase, is in excess of 90 days and less than 1 year) on the consolidated balance sheet, as they represent the investment of funds readily convertible to cash to fund current operations. If the original maturity, from the date of purchase, is in excess of 1 year, such investments are included in long-term investments. The Company classifies its investments as either trading, held-to-maturity or available-for-sale based on facts and circumstances present at the time it purchases the securities. As of June 30, 2026, all of our investments were classified as available-for-sale, which are reported at fair value at each balance sheet date, and for which fair value measurement data is obtained from independent pricing services. For securities with unrealized holding gains and losses (the adjustments to fair value), when the Company expects to receive cash flows sufficient to recover the amortized cost basis of a security, such gains and losses are included in “Accumulated other comprehensive income” as a component of stockholders’ equity. The Company identifies credit losses when it does not expect to receive cash flows sufficient to recover the amortized cost basis of a security. On a quarterly basis, the Company evaluates whether decreases in the fair values of its investments are below their amortized cost, and if so, it marks the investment to market through a charge to our consolidated statements of operations and comprehensive loss. Realized gains and losses, if any, are included in interest income, net on the consolidated statements of operations and comprehensive loss. The amortized costs of investments are adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the consolidated statements of operations and comprehensive loss.

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

3. Net Loss Per Share

The Company had two classes of stock outstanding during the three and six months ended June 30, 2026 and June 30, 2025, common stock and preferred stock. The Company computes net loss per share using the two-class method, as the Series C Preferred Stock and Series C-1 Preferred Stock participate in distributions with the Company’s common stock. The two-class method of computing net loss per share is an earnings allocation formula that determines net loss for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings. As the Company is in a net loss position for the three and six months ended June 30, 2026 and June 30, 2025, the two-class method of calculating net loss per share results in no allocation of undistributed losses to participating securities. The weighted average number of common shares outstanding as of June 30, 2026 includes the weighted average effect of pre-funded warrants, the exercise of which requires nominal consideration for the delivery of the shares of common stock.

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

The following tables set forth the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2026 and June 30, 2025 (in thousands, except share and per share amounts):

	Common stock
	Three Months Ended June 30,
	2026	2025

Net loss	$(36,358)	$(20,765)
Weighted average shares(2)	43,602,044	10,829,760
Basic and diluted net loss per share	$(0.83)	$(1.92)

	Common stock
	Six Months Ended June 30,
	2026	2025

Net loss	$(55,988)	$(33,914)
Weighted average shares(2)	31,919,388	10,673,200
Basic and diluted net loss per share	$(1.75)	$(3.18)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the three and six months ended June 30, 2026 and 2025, as they could have been anti-dilutive:

	Three and Six Months Ended
	June 30,
	2026	2025
Stock options	5,463,634	4,097,049
Warrants on common stock(2)	148	148
Series C Preferred Stock (as-convertible to common stock)(1)	4,085,379	24,695,920
Series C-1 Preferred Stock (as-convertible to common stock)(1)	4,294,675	—
Restricted Stock Units	183,869	421,397
Performance Stock Units	295,500	—

(1) Each share of the Company’s Series C and Series C-1 Preferred Stock is convertible into 1,000 shares of common stock, subject to certain beneficial ownership limitations.
(2) The weighted average number of common shares outstanding includes the weighted average outstanding pre-funded warrants for the three and six months ended June 30, 2026 because their exercise price was nominal. There were no pre-funded warrants outstanding as of June 30, 2025.

Subsequent to June 30, 2026, an aggregate of approximately 726 shares of Series C Preferred Stock were converted to 726,000 shares of common stock.

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents:
Money market funds	$31,055	$—	$—	$31,055
U.S. Treasury securities	—	30,215	—	30,215
Marketable debt securities:
U.S. Treasury securities	—	386,772	—	386,772
Total financial assets	$31,055	$416,987	$—	$448,042
Liabilities
Derivative liability	$—	$—	$18,530	$18,530

	December 31, 2025
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents:
Money market funds	$9,069	$—	$—	$9,069
Marketable debt securities:
U.S. Treasury securities	—	82,478	—	82,478
Total financial assets	$9,069	$82,478	$—	$91,547
Liabilities
Derivative liability	$—	$—	$18,000	$18,000

The carrying amounts reported in the accompanying unaudited condensed consolidated financial statements for cash, restricted cash, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts.

Level 3 Valuation

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the three and six months ended June 30, 2026 and June 30, 2025:

	Contingent consideration	Derivative liability	Total
Balance at March 31, 2026	$—	$17,520	$17,520
Change in fair value	6,574	1,010	7,584
Settlement of contingent consideration	(6,574)	—	(6,574)
Balance at June 30, 2026	$—	$18,530	$18,530

	Contingent consideration	Derivative liability	Total
Balance at December 31, 2025	$—	$18,000	$18,000
Change in fair value	6,574	530	7,104
Settlement of contingent consideration	(6,574)	—	(6,574)
Balance at June 30, 2026	$—	$18,530	$18,530

	Derivative liability	Total
Balance at March 31, 2025	$8,100	$8,100
Change in fair value	2,530	2,530
Balance at June 30, 2025	$10,630	$10,630

	Derivative liability	Total
Balance at December 31, 2024	$8,480	$8,480
Change in fair value	2,150	2,150
Balance at June 30, 2025	$10,630	$10,630

Contingent Consideration Pursuant to AlmataBio Transaction

In March 2024, the Company acquired abdakibart through a merger of AlmataBio, Inc. (“AlmataBio”) with and into its wholly owned subsidiary (the “AlmataBio Transaction”). In addition to the shares issued pursuant to the AlmataBio Transaction, the transaction included potential developmental milestones payments to the former AlmataBio stockholders, including $5.0 million due upon the first patient dosed in a Phase 2 trial of abdakibart in HS (the “Phase 2 Milestone”), and $15.0 million due upon the first patient dosed in a Phase 3 trial of abdakibart (the “Phase 3 Milestone”), both of which were payable in cash or stock at the election of the former AlmataBio stockholders. The Phase 2 Milestone was determined to be probable as of the transaction close date and was included as part of the GAAP purchase price at close. The Phase 3 Milestone was not determined to be probable as of the transaction close date and remained not probable through March 31, 2026.

In the second quarter of 2026, the Company entered into the Milestone Buyout Option and Amendment to the Agreement and Plan of Merger and Reorganization with the parties named therein (the “AlmataBio Buyout Agreement”) pursuant to which the parties agreed, among other things, to amend the Phase 3 Milestone and all related rights and obligations such that the Company would (i) pay $2.25 million to the former AlmataBio stockholders upfront and (ii) have the option, exercisable in its sole discretion within ninety (90) days of the effective date, to pay $5.125 million, payable in cash, shares of Avalo common stock, or a combination thereof at the election of Avalo, in lieu of and in full satisfaction of the $15.0 million Phase 3 Milestone (the “Milestone Buyout Option”). Further, in the second quarter of 2026, the Company made the $2.25 million upfront payment and exercised the Milestone Buyout Option, which was settled in 50% cash and 50% common stock. Pursuant to the AlmataBio Buyout Agreement, the amount of common stock issued was calculated based on the volume weighted average price per share for the twenty (20) trading day period prior to the date which Avalo issued the common stock. The Company recognized a $6.6 million change in fair value of contingent consideration, measured based on the contractual cash payments and the grant-date fair value of the shares issued which was recognized in other (expense) income, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026. Following the settlement of the Milestone Buyout Option, no contingent milestone obligations remain outstanding related to the AlmataBio Transaction.

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

The fair value of the derivative liability as of the transaction date was approximately $4.8 million, of which $3.5 million was attributable to the AVTX-501 Milestone and $1.3 million was attributable to the AVTX-007 Milestones and Royalties. Subsequent to the transaction date, at each reporting period, the derivative liability is remeasured at fair value. As of June 30, 2026, the fair value of the derivative liability was $18.5 million, all of which was attributable to the AVTX-007 Milestone and Royalties and was classified as a non-current liability. For the three and six months ended June 30, 2026, the $1.0 million and $0.5 million change in fair value was recognized in other (expense) income, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss, respectively.

The fair value of the AVTX-501 Milestone was deemed to be de minimis, driven by less than 1% probability of success based on Avalo’s interpretation of an announcement from J&J in March 2025, noting the discontinuation of the aticaprant depression program (previously referred to as AVTX-501 by Avalo), which was the only indication publicly disclosed, paired with a lack of commitment to an alternative indication. The fair value of AVTX-007 Milestones and Royalties was primarily driven by sales forecasts with peak annual net sales reaching $1.8 billion in atopic dermatitis, an approximate 41% probability of success, and an estimated time to commercialization of approximately 6.3 years. These assumptions were based on Avalo’s assessment of limited publicly available information regarding Apollo’s clinical development activities, market opportunity, and other industry data. We estimated these unobservable inputs based on limited publicly available information and therefore could differ from J&J’s and Apollo’s respective internal development plans, assessments of probability of success and other inputs of our fair value calculation. Any changes to these inputs may result in significant changes to the fair value measurement. Notably, the peak annual net sales forecast (for the AVTX-007 Milestones and Royalties) and the probability of success (for both the AVTX-501 Milestone and the AVTX-007 Milestone and Royalties) are the largest drivers of the fair value, so changes to either would likely result in significant changes to their respective fair values.

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

No changes in valuation techniques occurred during the three and six months ended June 30, 2026 and 2025. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and six months ended June 30, 2026 and 2025.

5. Investments

The following table summarizes our investments as of June 30, 2026 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$31,055	$—	$—	$31,055
U.S. Treasury securities	417,570	1	(584)	416,987
Total	$448,625	$1	$(584)	$448,042

The Company does not hold any long-term investments with a maturity beyond two years from the date of purchase. As of June 30, 2026, the aggregate fair value of securities that were in an unrealized loss position for fewer than twelve months was $365.1 million and no investments had been in a continuous unrealized loss position for longer than twelve months. The Company considers any losses to be temporary in nature and the Company has the intent and ability to hold its marketable debt securities until recovery. As a result, the Company determined it did not hold any investments with a credit loss at June 30, 2026.

As of June 30, 2026, accrued interest receivable on available-for-sale investments was $2.6 million, which was included within prepaid and other current assets on our unaudited condensed consolidated balance sheets.

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

The weighted average remaining term of the operating lease at June 30, 2026 was 0.7 years.

Supplemental balance sheet information related to the leased property include (in thousands):

	As of
	June 30, 2026	December 31, 2025
Right-of-use assets	$198	$336

Accrued expenses and other current liabilities	$242	$392
Other long-term liabilities	—	35
Total operating lease liabilities	$242	$427

The operating lease right-of-use assets are included in property and equipment and the lease liabilities are included in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheets. The Company utilized a weighted average discount rate of 10.5% to determine the present value of the lease payments.

The components of lease expense for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost*	$66	$148	$142	$294
*Includes short-term leases, which are immaterial.

The following table shows a maturity analysis of the operating lease liabilities as of June 30, 2026 (in thousands):

Undiscounted Cash Flows
July 1, 2026 through December 31, 2026	$189
2027	63
Total lease payments	$252
Less implied interest	(10)
Total	$242

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Research and development	$3,576	$7,270
License and milestones	10,000	—
Compensation and benefits	2,805	4,132
General and administrative	1,160	682
Royalty payment	—	327
Lease liability, current	242	392
Total accrued expenses and other current liabilities	$17,783	$12,803

As of June 30, 2026, the $10.0 million development milestone due upon the dosing of the first patient in a phase 3 trial of abdakibart was considered probable of achievement and is included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheet.

8. Capital Structure

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue two classes of stock, common stock and preferred stock. At June 30, 2026, the Company was authorized to issue 205,000,000 shares of capital stock, of which 200,000,000 was common stock and 5,000,000 was preferred stock. All shares of common and preferred stock have a par value of $0.001 per share.

Phase 2 Topline LOTUS Data Financing

On May 7, 2026, following the release of the Phase 2 topline LOTUS data, the Company completed a follow-on offering of its common stock and pre-funded warrants for net proceeds of $404.9 million. The Company issued and sold (i) 22,899,500 shares of common stock, including full exercise of the underwriters’ option to purchase an additional 3,169,500 shares, at a public offering price of $17.75 per share and (ii) pre-funded warrants to purchase 1,400,000 shares of common stock at a public offering price of $17.749 per pre-funded warrant, which represents the per share public price of each share of common stock, less the $0.001 per share exercise price for each pre-funded warrant.

AlmataBio Milestone Buyout Option and Amendment Agreement

In the second quarter of 2026, the Company entered into the AlmataBio Buyout Agreement (refer to Note 4 - Fair Value Measurements of the unaudited condensed and consolidated financial statements for more information). In the second quarter of 2026, the Company made the $2.25 million upfront payment and exercised the Milestone Buyout Option, which was settled in 50% cash and 50% common stock, resulting in the payment of $2.6 million and the issuance of 128,189 shares of common stock to the former AlmataBio stockholders.

Series C Preferred Stock

As of June 30, 2026, the Company had 5,000,000 shares of Preferred Stock authorized, of which 4,085 shares were designated as Series C Preferred Stock. As of June 30, 2026, there were 4,085 shares of Series C Preferred Stock outstanding. The Series C Preferred Stock has a par value of $0.001 per share. The Series C Preferred Stock has no voting rights, no liquidation preference, and is not redeemable. In the event of any liquidation, dissolution or winding up of the Company, holders of Series C Preferred Stock are entitled to be paid out of the assets with the Company legally available for distribution to its stockholders on an as-converted and pari-passu basis with common stock. The Series C Preferred Stock is subject to broad-based weighted average anti-dilution protection for certain issuances of common stock and securities convertible into common stock. The Series C Preferred Stock is entitled to receive dividends equal to and in the same form, and in the same manner, based on the then-current conversion ratio as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of the common stock.

During the three and six months ended June 30, 2026, an aggregate of approximately 4,656 and 10,412 shares of Series C Preferred Stock were converted to 4,656,120 and 10,412,306 shares of common stock, respectively. Subsequent to June 30, 2026, an aggregate of approximately 726 shares of Series C Preferred Stock were converted to 726,000 shares of common stock.

Exchange Agreement and Series C-1 Preferred Stock

On June 11, 2026, the Company entered into an exchange agreement (the “Exchange Agreement”) with an accredited investor to exchange 4,295 outstanding shares of the Company’s outstanding Series C Preferred Stock for 4,295 of the Company’s newly created Series C-1 non-voting convertible preferred stock (the “Series C-1 Preferred Stock”). The purpose of the exchange was to provide the investor with a class of preferred stock identical to the current Series C Preferred Stock other than the removal of the restrictions applicable to the investor in the Series C Preferred Stock preventing the investor from increasing its beneficial ownership limit from 4.99% of the Company’s common stock to 9.99% of the Company’s common stock. Accordingly, the terms and rights related to the Series C-1 Preferred Stock are consistent with the Series C Preferred Stock above. As of June 30, 2026, there were 4,295 shares of Series C-1 Preferred Stock authorized and outstanding. During the three and six months ended June 30, 2026, no shares of Series C-1 Preferred Stock were converted to shares of common stock.

Series D and Series E Preferred Stock

As a condition to the private placement investment which closed in March 2024, a single share of Series D Preferred Stock and a single Series E Preferred Stock were issued to two institutional investors that participated in the private placement. Both the Series D and the Series E Preferred Stock, which were both redeemed during the three months ended June 30, 2026, had a par value and liquidation preference of $0.001 per share. The Series D and Series E Preferred Stock did not have voting rights, were not entitled to dividends, and were not convertible into common stock. Each of the holders of the Series D and Series E Preferred Stock had the option to require the Company to redeem their shares at a price equal to the par value at any time. The Company retained the right to redeem the Series D and Series E Preferred Stock at a price equal to the par value if the holder owned less than a certain threshold of the Company’s outstanding common stock. The Series D and Series E Preferred Stock did not provide the holders with substantive economics, and were issued solely to allow for the institutional investors to appoint a director to the Company’s board of directors. Because the Series D and Series E Preferred Stock were redeemable at par value outside the control of the Company, they were recognized outside of permanent equity. In the second quarter of 2026, the Series D and Series E Preferred Stock were redeemed by the holders. As such, there are no remaining shares of Series D or Series E Preferred Stock authorized or outstanding as of June 30, 2026.

At-the-Market Offering Program

In June 2025, the Company entered into an “at-the-market” sales agreement with TD Securities (USA) LLC (“TD Cowen”), pursuant to which the Company may sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through TD Cowen (the “ATM Program”). There were no sales under the ATM Program during the six months ended June 30, 2026.

Common Stock Warrants

At June 30, 2026, the following common stock warrants, including the Company’s pre-funded warrants, were outstanding:

Number of common shares	Exercise price	Expiration
underlying warrants	per share	date
1,400,000	$0.001	—
148	$7,488.00	June 2031

9. Stock-Based Compensation

Equity Incentive Plans, including 2016 Fourth Amended Plan and Inducement Plan

In April 2016, our board of directors adopted the 2016 Equity Incentive Plan, which was approved by our stockholders in May 2016 and which was subsequently amended and restated in May 2018 and August 2019 with the approval of our board of directors and our stockholders. Most recently, in June 2024, our board of directors approved a fourth amended and restated equity incentive plan, which was subsequently approved by the Company’s stockholders in August 2024 (the “2016 Fourth Amended Plan”). During the term of the 2016 Fourth Amended Plan, the share reserve will automatically increase on the first trading day in January of each calendar year ending on (and including) January 1, 2034, by an amount equal to 5% of the total number of outstanding shares of common stock and Series C Preferred Stock (determined on an as-converted stock basis) plus all outstanding prefunded warrants to acquire shares of common stock (if any) as of December 31 of the preceding calendar year. On January 1, 2026, pursuant to the terms of the 2016 Fourth Amended Plan, an additional 1,865,256 shares were made available for issuance. As of June 30, 2026, there were 1,108,594 shares available for future issuance under the 2016 Fourth Amended Plan.

In September 2025, our board of directors adopted the 2025 Inducement Award Plan (the “Inducement Plan”). A total of 1,300,000 shares of our common stock were initially reserved for issuance under our Inducement Plan. Grants under the Inducement Plan can be granted to individuals who satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4), including individuals who were not previously an employee or director of the

Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company. As of June 30, 2026, there were 695,000 shares available for future issuance under the Inducement Plan. For the three and six months ended June 30, 2026, the Company has granted 34,000 and 116,000 shares pursuant to the Inducement Plan, respectively.

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

Stock-based Compensation Expense

Stock-based compensation expense includes expense related to stock options, restricted stock units, performance stock units and employee purchase plan shares. The amount of stock-based compensation expense recognized for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,680	$1,116	$2,923	$2,418
General and administrative	3,626	1,602	5,957	3,541
Total stock-based compensation	$5,306	$2,718	$8,880	$5,959

Stock options with service-based vesting conditions

The Company has granted stock options that contain service-based vesting conditions. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. A summary of option activity for the six months ended June 30, 2026 is as follows:

	Options Outstanding
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value(1) (in millions)
Balance at December 31, 2025	4,591,257	$13.20	$10.46	8.5	$39.9
Granted	1,673,163	$17.06	$14.48
Exercised	(771,311)	$9.61	$8.18		$6.5
Cancelled	(29,475)	$21.82	$15.57		$0.2
Balance at June 30, 2026	5,463,634	$14.84	$11.98	8.9	$36.6
Exercisable at June 30, 2026	1,228,594	$22.19	$16.14	8.4	$12.0

(1) The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

There were 1,046,442 options that vested during the six months ended June 30, 2026 with a weighted average exercise price of $8.26 per share. The total grant date fair value of shares which vested during the six months ended June 30, 2026 and 2025 was $7.2 million and $5.1 million, respectively.

The Company recognized stock-based compensation expense of $4.4 million and $7.3 million related to stock options with service-based vesting conditions for the three and six months ended June 30, 2026, respectively. The Company recognized stock-based compensation expense of $2.2 million and 4.5 million related to stock options with service-based vesting conditions for the three and six months ended June 30, 2025, respectively. At June 30, 2026, there was $42.2 million of total unrecognized compensation cost related to unvested service-based vesting condition awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

Stock-based compensation assumptions

The following table presents the assumptions used to compute stock-based compensation expense for stock options with service-based vesting conditions granted under the Black-Scholes valuation model for the six months ended June 30, 2026.

Service-based options
Expected term of option (in years)	5.0 - 6.1
Expected stock price volatility	110.3% - 112.8%
Risk-free interest rate	3.69% - 4.34%
Expected annual dividend yield	0%

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) that contain service-based vesting conditions. The Company measures the fair value of the RSUs using the stock price on the date of grant. The compensation cost for RSUs is recognized on a straight-line basis over the vesting period. A summary of RSU activity for the six months ended June 30, 2026 is as follows:

	RSUs Outstanding
	Number of shares	Weighted average grant date fair value
Unvested RSUs at December 31, 2025	387,064	$9.88
Vested	(196,528)	$9.88
Forfeited	(6,667)	$9.88
Unvested RSUs at June 30, 2026	183,869	$9.88

The RSUs, which were granted on August 13, 2024 under the 2016 Fourth Amended Plan, vest annually over a three-year period, beginning on March 28, 2025. Accordingly, the second tranche of 190,194 RSUs vested on March 28, 2026, of which 56,105 were withheld on behalf of employees to satisfy RSU statutory tax withholdings obligations. The Company recognized stock-based compensation expense of $0.6 million and $1.0 million related to RSUs for the three and six months ended June 30, 2026, respectively. The Company recognized stock-based compensation of $0.5 million and $1.3 million related to RSUs for the three and six months ended June 30, 2025, respectively. At June 30, 2026, there was $1.3 million of total unrecognized compensation cost related to RSUs. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.7 years.

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

In August 2025, the Company granted PSUs to executives under the 2016 Fourth Amended Plan with a grant date fair value of $8.90 per unit (the “PSU Awards”). The PSU Awards included 492,500 shares available to vest assuming 100% achievement of the performance metric (the “PSU Target”). The performance metric for the PSUs was based on the timing of data release and efficacy of the Company’s Phase 2 LOTUS trial. The PSUs will vest on the third anniversary of the grant date.

In the second quarter of 2026, the Compensation Committee certified 60% achievement of PSU Target, resulting in 295,500 shares available to vest. This constituted a modification of the original performance condition and the Company measured the fair value of the 295,500 shares using the closing stock price of its common stock on the modification date of $16.60. The Company recognized stock-based compensation expense of $0.2 million related to the PSUs for the three and six months ended June 30, 2026, respectively. There was no stock-based compensation expense related to stock options with performance-based vesting conditions in the three and six months ended June 30, 2025. At June 30, 2026, there was $4.7 million of total unrecognized compensation cost related to the PSUs expected to be recognized over a weighted-average period of 2.1 years.

Employee Stock Purchase Plan

On April 5, 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan, which was approved by the Company’s stockholders and became effective on May 18, 2016 (the “Initial ESPP”). In June 2024, our board of directors approved an amended and restated employee stock purchase plan, which was subsequently approved by the Company’s stockholders in August 2024 (the “ESPP”). On April 2, 2026, the Company’s board of directors approved the second amended and restated employee stock purchase plan (the “A&R 2016 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on June 2, 2026.

Under the A&R 2016 ESPP, eligible employees can purchase common stock through accumulated payroll deductions at such times as are established by the administrator. The A&R 2016 ESPP is administered by the compensation committee of the Company’s board of directors. Under the A&R 2016 ESPP, eligible employees may purchase stock at 85% of the lower of the fair market value of a share of the Company’s common stock (i) on the first day of an offering period or (ii) on the purchase date. Eligible employees may contribute up to 15% of their earnings during the offering period. The Company’s board of directors may establish a maximum number of shares of the Company’s common stock that may be purchased by any participant, or all participants in the aggregate, during each offering period. Under the A&R 2016 ESPP, a participant may not accrue rights to purchase more than $25,000 of the fair market value of the Company’s common stock for each calendar year in which such right is outstanding.

The Company initially reserved and authorized up to 174 shares of common stock for issuance under the Initial ESPP. Pursuant to the A&R 2016 ESPP, on January 1 of each calendar year, the aggregate number of shares that may be issued under the A&R 2016 ESPP automatically increases by either a number equal the lesser of (i) 4,000,000 shares or (ii) 1% of the Company’s outstanding shares of common stock and Series C Preferred Stock (determined on an as-converted basis) plus all outstanding prefunded warrants to acquire shares of common stock (if any), as of December 31 of the preceding calendar year. On January 1, 2026, the number of shares available for issuance under the A&R 2016 ESPP increased by 373,051 shares pursuant to the evergreen provisions of the ESPP. As of June 30, 2026, 860,787 shares remained available for issuance under the A&R 2016 ESPP.

In accordance with the guidance in ASC 718-50, Employee Share Purchase Plans, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the A&R 2016 ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $0.1 million and $0.3 million related to employee stock purchase plans for the three and six months ended June 30, 2026, respectively. There was minimal stock-based compensation expense related to employee stock purchase plans for the three and six months ended June 30, 2025.

10. Income Taxes

The Company recognized minimal income tax expense for the three and six months ended June 30, 2026 and 2025 due to the significant valuation allowance against the Company’s deferred tax assets and the current and prior period losses.

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

As of June 30, 2026, the Company determined the achievement of the $10.0 million development milestone payable to Lilly upon the dosing of a patient in a phase 3 trial was probable. As a result, the Company recognized $10.0 million of milestone expense within research and development expense in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2026 and is included in accrued expenses and other current liabilities as of June 30, 2026 in the accompanying unaudited condensed consolidated balance sheet. Cumulative milestone expensed recognized related to the Lilly License Agreement was $10.0 million as of June 30, 2026. The Company will continue to assess the probability of achievement of the milestones and royalties at each reporting period. Avalo has not paid any milestones, royalties or any other amounts under the Lilly License Agreement or Leap Agreement.

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

Under the KKC License Agreement, the Company paid KKC an upfront license fee of $10.0 million, which was recognized within research and development expenses in 2021. Avalo is also required to pay KKC up to an aggregate of $112.5 million based on the achievement of specified development and regulatory milestones. Upon commercialization, the Company is required to make milestone payments to KKC aggregating up to $75.0 million tied to the achievement of annual net sales targets. There are no annual or maintenance fees payable under the KKC License Agreement.

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

No expense related to the KKC License Agreement was recognized in the three and six months ended June 30, 2026. There has been no cumulative expense recognized as of June 30, 2026 related to the milestones, royalties or any other amounts other than the $10.0 million upfront license fee incurred in 2021 as disclosed above. The Company will continue to monitor the milestones and royalties at each reporting period.

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

No expense related to the milestones and royalties due under the CHOP Agreement was recognized for the three and six months ended June 30, 2026. Avalo has not recognized any cumulative expense under the agreement related to the milestone or royalties as of June 30, 2026. The Company will continue to monitor the milestones and royalties at each reporting period.

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

No expense related to this license agreement was recognized in the three and six months ended June 30, 2026. There has been $0.5 million of cumulative expense recognized as of June 30, 2026 related to the milestones under this license agreement. The Company will continue to monitor the remaining milestones and royalties at each reporting period.

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

The Company had not recognized any milestones as of June 30, 2026 or received any payments other than the upfront payment as disclosed above.

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

The Company had not recognized any milestones as of June 30, 2026 or received any payments other than the upfront payment as disclosed above.

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

The Company had not recognized any revenue related to the milestones as of June 30, 2026 or received any payments other than the upfront payment and reimbursement for certain liabilities as disclosed above.

Acquisition Related and Other Contingent Liabilities

AlmataBio Transaction Possible Future Milestone Payments

In March 2024, the Company acquired abdakibart through its acquisition of AlmataBio. Pursuant to the AlmataBio Transaction, the Company made a cash payment of $7.5 million in April 2024 to the former AlmataBio stockholders, which was due upon the initial closing of the private placement on March 28, 2024 (the “Initial Milestone”). Further, a portion of the consideration for the AlmataBio transaction included development milestones to the former AlmataBio stockholders including the $5.0 million Phase 2 Milestone, which was met and paid in October 2024, and the the $15.0 million Phase 3 Milestone, both of which were payable in cash or stock of Avalo at the election of the former AlmataBio stockholders as further discussed below. In the absence of timely notice of such election, Avalo had the option elect to pay the milestones in cash or common stock of Avalo.

The Company paid the Initial Milestone payment in April 2024 and recognized the payment within acquired in-process research and development expense in the consolidated statements of operations and comprehensive loss in 2024. In addition, the Company concluded the Phase 2 Milestone was probable as of the acquisition date and therefore recognized the $5.0 million milestone within acquired in-process research and development expense and made a cash payment of $5.0 million in October 2024 upon meeting the Phase 2 Milestone.

In the second quarter of 2026, Avalo entered into the AlmataBio Buyout Agreement pursuant to which the parties agreed, among other things, to amend the Phase 3 Milestone and all related rights and obligations such that the Company will (i) pay $2.25 million to the former AlmataBio stockholders upfront and (ii) have the option, exercisable in its sole discretion within ninety (90) days of the effective date, to pay $5.125 million, payable in cash, shares of common stock, or a combination thereof at the election of Avalo, in lieu of and in full satisfaction of the $15.0 million Phase 3 Milestone. Further, in the second quarter of 2026, the Company made the $2.25 million upfront payment and exercised the Milestone Buyout Option, which was settled in 50% cash and 50% common stock. As a result, the Company recognized a $6.6 million change in fair value of contingent consideration, measured based on the contractual cash payments and the grant-date fair value of the shares issued upon exercise of the Milestone Buyout Option, which was recognized in other expense, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026. Following the settlement of the Milestone Buyout Option, no contingent milestone obligations remain outstanding related to the AlmataBio Transaction.

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

Avalo assumed this Royalty Agreement upon closing of the Aevi Merger and it is recorded as a royalty obligation within the Company's accompanying unaudited condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025. Because there is a significant related party relationship between the Company and the Investors, the Company has treated its obligation to make royalty payments under the Royalty Agreement as an implicit obligation to repay the funds advanced by the Investors. As the Company makes royalty payments in accordance with the Royalty Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which will result in a corresponding increase in the liability balance.

12. Segments

Our Chief Operating Decision Maker (“CODM”), our Chief Executive Officer, views the Company’s operations and manages the business as one operating segment. The presentation of financial results as one reportable segment is consistent with the way we operate our business is consistent with the manner in which our CODM evaluates performance and makes resource and operating decisions for the business. The accounting policies of the business segment are the same as those described in the summary of significant accounting policies as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The CODM evaluates performance and makes resource and operating decisions for the business based on net loss as reported on the unaudited condensed consolidated statement of operations and total assets as reported on the unaudited condensed consolidated balance sheet. The CODM’s primary evaluation of the Company’s success is its ability to progress its research and development pipeline programs toward commercialization or opportunistically out-license rights to indications or geographies. The CODM uses net loss compared to budget and/or forecast amounts to evaluate this progress to make resource and operating decisions, such as whether to issue equity and/or make new investments in additional indications or pipeline assets. Additionally, the Company’s CODM periodically reviews research and development expense, as stated on the unaudited condensed consolidated statement of operations, and treats it as a significant segment expense. The CODM considers research and development expense in the context of achieving the next expected milestone in the pipeline, and will make resource and operating decisions accordingly, such as decisions on raising additional capital and/or pursuing additional indications or programs. The following table summarizes our research and development expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Nonclinical expenses	$249	$179	$640	$262
Clinical expenses	3,712	7,215	9,344	11,065
CMC expenses	5,068	3,266	9,194	5,245
License and milestone expenses	10,000	—	10,000	—
Internal expenses:
Salaries, benefits and related costs	2,630	2,181	5,216	4,030
Stock-based compensation expense	1,680	1,116	2,923	2,418
Other	79	117	149	175
	$23,418	$14,074	$37,466	$23,195

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

Overview

We are a clinical stage biotechnology company dedicated to developing therapeutics targeting the IL-1β pathway for immune-mediated inflammatory diseases. Avalo is advancing its lead anti-IL-1β monoclonal antibody (“mAb”) drug candidate, abdakibart, into a phase 3 registrational program in hidradenitis suppurativa (“HS”), a chronic inflammatory skin condition that affects an estimated 1-4% of the population globally. Avalo is pursuing additional development opportunities in IL-1β driven indications. Avalo is also developing AVTX-010, a long-acting next-generation anti-IL-1β mAb.

Management’s primary evaluation of our success is the ability to progress our programs towards commercialization or opportunistically out-licensing rights to indications or geographies. The following chart summarizes certain key information about our product candidates:

Recent Developments

In the second quarter of 2026, we reported positive topline Phase 2 LOTUS results for abdakibart in adults with moderate to severe HS. The trial successfully met its primary endpoint at both doses studied (p=0.018 150 mg, p=0.015 300mg and p=0.004, combined), demonstrating a 42.2% and 42.9% absolute improvement in HiSCR75 response rates at Week 16, respectively (42.5% combined, placebo rate 25.6%). Abdakibart also demonstrated statistically significant benefit across the key secondary endpoints, including HiSCR50, change in IHS4, and change in draining tunnel count. Additionally, in the second quarter of 2026, we completed an equity offering for net proceeds of $405.0 million.

In June 2026, we announced the appointment of Ron Philip to our Board of Directors. Mr. Philip contributes deep strategic and commercial expertise, with a proven track record of bringing novel therapeutics to market.

Liquidity and Capital Resources, including Capital Expenditure and Cash Requirements

Since inception, we have incurred significant operating losses and negative cash flows from our operations. We have primarily funded our operations to date through sales of equity securities, out-licensing transactions and sales of assets.

For the six months ended June 30, 2026, we generated a net loss of $56.0 million and negative cash flows from operations of $37.7 million. As of June 30, 2026, we had $472.2 million in cash and cash equivalents and investments.

Based on our current operating plans, we expect that our existing cash, cash equivalents and investments are sufficient to fund operations into 2029. We closely monitor our cash and cash equivalents and seek to balance the level of cash and cash equivalents with our projected needs to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. We may satisfy any future cash needs through sales of equity securities under our at-the-market program or other equity financings, out-licensing transactions, strategic alliances/collaborations, sale of programs, and/or mergers and acquisitions. There can be no assurance that any financing or business development initiatives can be realized by us, or if realized, what the terms may be. To the extent that we raise capital through the sale of equity, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Further, if we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we might have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates.

Our Strategy

Our strategy for increasing stockholder value includes:

•Advancing our pipeline through development to regulatory approval—notably and in the near term by preparing to initiate our pivotal trials and considering further indication expansion for abdakibart;
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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Nonclinical expenses	$249	$179	$70
Clinical expenses	3,712	7,215	(3,503)
CMC expenses	5,068	3,266	1,802
License and milestone expenses	10,000	—	10,000
Internal expenses:
Salaries, benefits and related costs	2,630	2,181	449
Stock-based compensation expense	1,680	1,116	564
Other	79	117	(38)
	$23,418	$14,074	$9,344

Research and development expenses increased by $9.3 million in the second quarter of 2026 as compared to the second quarter of 2025. The increase was driven by the recognition of a $10.0 million development milestone for abdakibart payable upon the dosing of the first patient in a phase 3 trial, as achievement of the milestone was determined to be probable as of June 30, 2026. Additionally, CMC expenses increased $1.8 million primarily due to manufacturing preparation activities for AVTX-010. In addition, stock-based compensation expense increased $0.6 million due to the annual employee equity grants and salary and related expenses increased $0.4 million primarily due to higher headcount. These increases were partially offset by a $3.5 million decrease in clinical expenses as LOTUS trial activities declined in the current period leading up to and following the release of topline data in May 2026, compared to significant ongoing trial activities in the prior year.

Given the positive Phase 2 LOTUS topline results in HS, we expect research and development expenses to increase over time as we advance abdakibart into a registrational Phase 3 program in HS.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Salaries, benefits and related costs	$2,129	$1,555	$574
Legal, consulting and other professional expenses	1,982	1,580	402
Stock-based compensation expense	3,626	1,602	2,024
Commercial planning and marketing expenses	126	56	70
Other	236	449	(213)
	$8,099	$5,242	$2,857

General and administrative expenses increased by $2.9 million in the second quarter of 2026 compared to the second quarter of 2025. The increase was primarily driven by a $2.0 million increase in stock-based compensation expense related to additional equity awards granted since the prior year period as well as $0.8 million of modification expense associated with the accelerated vesting of equity awards held by former directors. Salaries and related expenses increased $0.6 million due to higher headcount. In addition, legal, consulting and other professional expenses increased $0.4 million primarily due to increased activity supporting Company’s operational and development activities.

Given the positive Phase 2 LOTUS topline results in HS, we expect general and administrative expense to increase over time as we support the advancement of abdakibart into a registrational Phase 3 program in HS and expand the infrastructure required to support our operations.

Other Expense, Net

The following table summarizes our other expense, net for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Change in fair value of derivative liability	$(1,010)	$(2,530)	$1,520
Change in fair value of contingent consideration	(6,574)	—	(6,574)
Interest income, net	2,761	1,097	1,664
	$(4,823)	$(1,433)	$(3,390)

Other expense, net increased $3.4 million for the three months ended June 30, 2026 as compared to the prior year period, primarily driven by a $6.6 million charge related to the contingent consideration recognized under the AlmataBio Buyout Agreement. The increase was partially offset by a $1.5 million favorable change in the fair value of the derivative liability associated with AVTX-007 milestone and royalty payments as compared to the three months ended June 30, 2025 (refer to Note 4 - Fair Value Measurements of the unaudited condensed and consolidated financial statements for more information). Interest income increased $1.7 million due to higher average cash and investment balances from the prior year.

Income Tax Expense

The Company recognized minimal income tax expense for both the three months ended June 30, 2026 and 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Nonclinical expenses	$640	$262	$378
Clinical expenses	9,344	11,065	(1,721)
CMC expenses	9,194	5,245	3,949
License and milestone expenses	10,000	—	10,000
Internal expenses:
Salaries, benefits and related costs	5,216	4,030	1,186
Stock-based compensation expense	2,923	2,418	505
Other	149	175	(26)
	$37,466	$23,195	$14,271

Research and development expense increased by $14.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was driven by the recognition of a $10.0 million development milestone for abdakibart payable upon the dosing of the first patient in a phase 3 trial, as achievement of the milestone was determined to be probable as of June 30, 2026. CMC expenses increased $3.9 million primarily due to drug manufacturing activities and preparations for our planned pivotal HS trial of abdakibart as well as manufacturing preparation activities related to AVTX-010. These increases were partially offset by a $1.7 million decrease in clinical expenses as LOTUS trial activities declined in the current period leading up to and following the release of topline data in May 2026, compared to significant ongoing trial activities in the prior year. Additionally, salaries, benefits and related costs increased $1.2 million primarily due to higher headcount.

Given the positive Phase 2 LOTUS topline results in HS, we expect research and development expenses to increase over time as we advance abdakibart into a registrational Phase 3 program in HS.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Salaries, benefits and related costs	$4,298	$3,109	$1,189
Legal, consulting and other professional expenses	3,910	3,192	718
Stock-based compensation expense	5,957	3,541	2,416
Commercial planning and marketing expenses	358	68	290
Other	430	879	(449)
	$14,953	$10,789	$4,164

General and administrative expenses increased $4.2 million in six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily driven by a $2.4 million increase in stock-based compensation expense related to additional equity awards granted since the prior period as well as $0.8 million of modification expense related to the accelerated vesting of equity awards held by former directors. Salaries, benefits and related costs increased $1.2 million primarily due to higher headcount. Additionally, legal, consulting, and other professional expenses increased $0.7 million primarily due to increased activity supporting the Company’s operational and development activities.

Given the positive Phase 2 LOTUS topline results in HS, we expect general and administrative expense to increase over time as we support the advancement of abdakibart into a registrational Phase 3 program in HS and expand the infrastructure required to support our operations.

Other (Expense) Income, Net

The following table summarizes our other (expense) income, net for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Change in fair value of derivative liability	$(530)	$(2,150)	$1,620
Change in fair value of contingent consideration	(6,574)	—	(6,574)
Interest income, net	3,564	2,244	1,320
	$(3,540)	$94	$(3,634)

The $3.6 million change in other (expense) income, net compared to the prior year period was primarily driven by a $6.6 million charge related to the contingent consideration recognized under the AlmataBio Buyout Agreement. This increase in other (expense) income, net was partially offset by a $1.6 million favorable change in the fair value of the derivative liability associated with the AVTX-007 milestone and royalty payments as compared to the six months ended June 30, 2026 (refer to Note 4 - Fair Value Measurements of the unaudited condensed and consolidated financial statements for more information). Interest income increased $1.3 million in the current period due to higher average cash and investment balances from the prior year.

Income Tax Expense

The Company recognized minimal income tax expense for both the six months ended June 30, 2026 and 2025.

Liquidity and Capital Resources

Uses of Liquidity

We primarily use cash to fund the ongoing development of our pipeline, primarily abdakibart, and costs associated with our organizational infrastructure. As of June 30, 2026, we had $472.2 million in cash and cash equivalents and investments. We expect future cash used in operating activities to increase over time as we advance abdakibart into a registrational phase 3 program in HS, progress AVTX-010 toward submission of an investigational new drug application and support the infrastructure necessary for our operations.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash (used in) provided by:
Operating activities	$(37,679)	$(20,847)	$(16,832)
Investing activities	(304,420)	(70,860)	(233,560)
Financing activities	411,608	(469)	412,077
Net increase (decrease) in cash and cash equivalents	$69,509	$(92,176)	$161,685

Net cash used in operating activities

Net cash used in operating activities was $37.7 million for the six months ended June 30, 2026 and consisted primarily of net loss of $56.0 million, partially offset by net non-cash charges of $15.5 million. The non-cash charges consisted primarily of stock-based compensation of $8.9 million, change in fair value of contingent consideration of $6.6 million, and a change in the fair value of the derivative liability of $0.5 million, partially offset by $0.5 million accretion of investments. Changes in net operating liabilities increased $7.6 million and consisted primarily of a $5.1 million increase in accrued expenses and other liabilities primarily due to the $10.0 million milestone accrued as of June 30, 2026 due upon dosing the first patient in a phase 3 trial for abdakibart and partially offset by decreased research and development accruals. Additionally, accounts payable increased $3.2 million due to timing of vendor invoices. Prepaid and other assets increased $0.7 million.

Net cash used in operating activities was $20.8 million for the six months ended June 30, 2025 and consisted primarily of net loss of $33.9 million, partially offset by net non-cash charges of $8.3 million and changes in operating assets and liabilities of $4.7 million. The non-cash charges consisted primarily of stock-based compensation expense of $6.0 million and a $2.2 million change in the change in the fair value of the derivative liability. Changes in our operating assets and liabilities consisted primarily of a $2.4 million decrease in prepaid expenses and other current assets due to our ongoing clinical work and a $2.1 million increase in accounts payable primarily due to continued activity related to the LOTUS trial and the timing of vendor invoices.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2026 consisted of $353.8 million purchases of available-for-sale investments partially offset by $49.4 million of proceeds from maturities and sales of available-for-sale investments.

Net cash used in investing activities for the six months ended June 30, 2025 consisted of $70.9 million of purchases of available-for-sale investments.

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the six months ended June 30, 2026 consisted primarily of gross proceeds of $431.3 million from the underwritten public offering that closed in May 2026, partially offset by $26.4 million of transaction costs, and $7.4 million of proceeds from the exercises of stock options.

Net cash used in financing activities for the six months ended June 30, 2025 consisted primarily of the cash paid to tax authorities related to withholding shares to satisfy RSU vesting withholding obligations on behalf of employees.

Critical Accounting Policies, Estimates, and Assumptions

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP. In preparing the financial statements in conformity with GAAP, the Company makes estimates and assumptions that have an impact on assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, clinical trial accruals and research and development costs, stock-based compensation, fair value measurements, the valuation of derivative liabilities, and cash flows used in management’s going concern assessment. The Company believes, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 23, 2026. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2026, except for the investments policy as described in Note 2 - Basis of Presentation and Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
(a)On April 26, 2026, we entered into the AlmataBio Buyout Agreement pursuant to which the parties agreed, among other things, to amend the Phase 3 Milestone and all related rights and obligations such that we will (i) pay $2.25 million to the former AlmataBio stockholders upfront and (ii) have the option, exercisable in its sole discretion within ninety (90) days of the effective date, to pay $5.125 million, payable in cash, shares of common stock, or a combination thereof at the our election, in lieu of and in full satisfaction of the $15.0 million Phase 3 Milestone. Further, in the second quarter of 2026, we made the $2.25 million upfront payment and exercised the Milestone Buyout Option, which was settled in 50% cash and 50% common stock, resulting in the payment of $2.6 million and the issuance of 128,189 shares of common stock to the former AlmataBio stockholders on June 3, 2026. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)None.

(c)None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Director and Officer Trading Plans and Arrangements

During the three months ended June 30, 2026, the following directors and executive officers had adopted, modified or terminated contracts, instructions or written plans for purchase or sale of our securities as follows:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Numbers of Securities to be Sold(1)	Description of Trading Arrangement
Garry Neil, M.D., Chief Executive Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (May 28, 2026)	May 31, 2027	227,080	Exercises of vested stock options and sales of shares of the Company’s common stock pursuant to terms of the trading plan
Christopher Sullivan, Chief Financial Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Modification (May 18, 2026)	May 31, 2027	149,786(2)	Exercises of vested stock options and sales of shares of the Company’s common stock pursuant to terms of the trading plan
Paul Varki, Chief Legal Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Termination (May 13, 2026)	(3)	92,771	Exercises of vested stock options and sales of shares of the Company’s common stock pursuant to terms of the trading plan

(1)	Represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The number of shares sold is dependent on the satisfaction of certain conditions as set forth in the trading plans.
(2)
These shares reflect the aggregate maximum of shares underlying vested stock options and RSUs, including 24,200 RSUs that are expected to vest during the term of the trading plan prior to expected share withholding or sell-to-cover to satisfy tax withholding obligations associated with the expected RSU vest.

(3)	The arrangement was originally scheduled to remain in effect through June 30, 2026 and was terminated on May 13, 2026, effective immediately.

Other than as disclosed above, none of our directors or executive officers adopted, modified or terminated any Rule 10b5-1(c) trading arrangements or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended June 30, 2026.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

3.1
Certificate of Designation for Avalo Therapeutics, Inc.’s Series C-1 Preferred Stock filed with the Secretary of State of Delaware on June 11, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 12, 2026).

4.1	Form of Pre-funded Warrant issued May 7, 2026 by Avalo Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 7, 2026).

10.1#	Amendment No.2 to Garry Neil Letter Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 12, 2026).

10.2#	Amendment No.3 to Christopher Sullivan Letter Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 12, 2026).

10.3#	Amendment No.1 to Mittie Doyle Employment Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 12, 2026).

10.4#	Amendment No.1 to Taylor Boyd Employment Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 12, 2026).

10.5+#	Amendment No. 1 to Paul Varki Employment Agreement.

10.6+#	Amendment No. 1 to Jennifer Riley Employment Agreement.

10.7#	Second Amended and Restated 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 8, 2026).

21.1+	List of Subsidiaries of the Registrant.

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three and Six Months Ended June 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity (Unaudited) for the Three and Six Months Ended June 30, 2026 and 2025; and (v) Notes to Unaudited Financial Statements.

104	Cover Page Interactive Data File, formatted in XBRL (included in Exhibit 101).

+ Filed herewith.

# Contains compensatory arrangement or plan.

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

Avalo Therapeutics, Inc.

Date: August 6, 2026	/s/ Christopher Sullivan
Christopher Sullivan
Chief Financial Officer
(on behalf of the registrant and as the registrant’s principal financial officer)